Form 10-Q
period 1996-03-31
BRITTON & KOONTZ CAPITAL CORP
filed 1996-05-14
CIK 707604

U. S. SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C.  20549

                                        FORM 10-QSB




(Mark One)


[X]Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Quarterly Period Ended March 31, 1996

[ ]Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934


                              Commission File Number 02-22606


                           BRITTON & KOONTZ CAPITAL CORPORATION



   Mississippi                                                   64-0665423
(State of Incorporation)                                       (IRS Employer
                                                            Identification No.)


                       500 Main Street, Natchez, Mississippi  39120

                                 Telephone:  601-445-5576



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X , No

441,072 Shares of Common Stock, Par Value $10.00, were issued and outstanding as of April 1, 1996.

Transitional Small Business Disclosure Format:  Yes    , No  X

                           BRITTON & KOONTZ CAPITAL CORPORATION
                                      AND SUBSIDIARY


                                           INDEX


PART I    FINANCIAL INFORMATION                                            PAGE

     Item 1.  Financial Statements (unaudited)

           Consolidated Balance Sheets for March 31, 1996
           and December 31, 1995                                              4

           Consolidated Statements of Income for the Three
           Months Ended March 31, 1996 and March 31, 1995                     5

           Consolidated Statements of Stockholders' Equity
           for the Three Months Ended March 31, 1996 and
           March 31, 1995                                                     6

           Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 1996 and March 31, 1995               7

           Notes to the Consolidated Financial Statements                     9

     Item 2.  Management's Discussion and Analysis or
              Plan of Operation                                              10


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                              12

     Item 2.  Changes in Securities                                          12

     Item 3.  Defaults Upon Senior Securities                                12

     Item 4.  Submission of Matters to a Vote of Security Holders            12

     Item 5.  Other Information                                              12

     Item 6.  Exhibits and Reports on Form 8-K                               12




SIGNATURES                                                                   13

                                   BRITTON & KOONTZ CAPITAL CORPORATION
                                             AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


Consolidated Balance Sheets for March 31, 1996 and December 31, 1995

Consolidated Statements of Income for the Three Months Ended March 31, 1996 and March 31, 1995

Consolidated Statements of Stockholders' Equity for the Three Months Ended March 31, 1996 and March 31, 1995

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1996 and March 31, 1995

Notes to the Consolidated Financial Statements. These Notes constitute an integral part of the Consolidated Financial Statements.

                           BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                                       CONSOLIDATED BALANCE SHEETS

                                  MARCH 31, 1996 AND DECEMBER 31, 1995

                                                                          March 31,        December 31,
                                                                            1996               1995
ASSETS:
Cash and due from banks:
 Non-interest bearing                                                  $  3,976,779       $  3,340,954
 Interest bearing                                                         1,101,535          1,361,539
                                                                       ------------       ------------
  Total cash and due from banks                                           5,078,314          4,702,493

Federal funds sold                                                        2,170,000          1,450,000
Investment securities:
  Held-to-maturity(estimated market value of
    $49,370,285 in 1996 and $47,181,462 in 1995)                         49,240,544         46,794,280
  Equity securities                                                       1,197,650          1,198,950
Loans, less unearned income of $286,822 in 1996 and
  $287,865 in 1995; and allowance for loan losses of
  $725,654 in 1996 and $723,641 in 1995                                  90,952,223         91,998,966
Bank premises and equipment, net of accumulated
  depreciation                                                            3,583,697          3,569,586
Other real estate owned,less allowance for losses
  of $0 in 1996 and $11,658 in 1995                                          28,194            258,536
Accrued interest receivable                                               1,206,276          1,137,337
Cash surrender value life insurance                                         612,670            599,646
Other assets                                                                119,414             77,445
                                                                       ------------       ------------
  Total Assets                                                         $154,188,982       $151,787,239
                                                                       ============       ============


LIABILITIES:

Deposits
 Non-interest bearing                                                    15,472,826         13,983,026
 Interest bearing                                                       115,160,896        114,584,214
                                                                        ------------       ------------
      Total Deposits                                                   $130,633,722       $128,567,240

Securities sold under repurchase agreements                               2,921,475          2,722,882
Accrued Interest Payable                                                    880,555            817,119
Negative Goodwill, net of accumulated amortization
  of $1,288,890 in 1996 and $1,196,030 in 1995                            1,771,532          1,864,392
Advances from borrowers for taxes & insurance                               193,507            381,644
Accrued taxes and other liabilities                                       1,911,701          2,062,725
                                                                       ------------       ------------
      Total Liabilities                                                $138,312,492       $136,416,002
                                                                       ------------       ------------


STOCKHOLDERS EQUITY:

Common stock, $10 par value per share; 3,000,000
  shares authorized; 441,072 shares issued and
  outstanding in 1996 and 1995                                            4,410,720          4,410,720
Additional paid-in-capital                                                3,395,617          3,395,617
Retained earnings                                                         8,070,153          7,564,900
                                                                       ------------       ------------
    Total Stockholder's Equity                                         $ 15,876,490       $ 15,371,237
                                                                       ------------       ------------
    Total Liabilities and Stockholder's Equity                         $154,188,982       $151,787,239
                                                                       ============       ============



   The accompanying notes are an integral part of these financial statements.

                BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF INCOME


                                                     Three Months Ended
                                                          March 31,
                                                   1996               1995
Interest Income:
  Interest and fees on loans                    $2,003,031         $1,728,176
  Interest on investment securities
    Taxable interest income                        802,887            950,801
    Exempt from federal taxes                       18,631             17,421
  Interest on federal funds sold                    26,908              2,293
                                                ----------         ----------
         Total Interest Income                  $2,851,457         $2,698,691
                                                ----------         ----------

Interest Expense:
  Interest on deposits                          $1,287,655         $1,112,748
  Interest on federal funds purchased                    0             11,220
  Interest on securities sold under
    repurchase agreements                           35,041            111,392
                                                ----------         ----------
         Total Interest expense                 $1,322,696         $1,235,360
                                                ----------         ----------
Net Interest Income                             $1,528,761         $1,463,331

Provision for loan losses                           50,000             25,000

Net interest income after provision             ----------         ----------
  for loan losses                               $1,478,761         $1,438,331
                                                ----------         ----------
Other Income:
  Service charge on deposit accounts               156,866            150,779
  Income from fiduciary activities                  13,264             13,308
  Insurance premiums and commissions                11,141              8,311
  Gain/(loss) on sale of ORE                        (9,061)                 0
  Gain/(loss) on sale of mortgage loans               (978)                 0
  Gain on sale of premises & equipment                 100                  0
  Amortization of negative goodwill                 92,860            111,030
  Other                                             76,636             80,168
                                                ----------         ----------
         Total other income                     $  340,828         $  363,596
                                                ----------         ----------
Other Expense
  Salaries                                         513,091            501,191
  Employee benefits                                 76,482             81,283
  Net occupancy expense                             80,113             80,354
  Equipment expense                                133,537             88,917
  FDIC assessment                                   28,119             69,512
  Stationery & supplies                             32,987             27,287
  Other real estate expense                         (7,069)              (211)
  Other                                            208,603            201,159
                                                ----------         ----------
         Total other expenses                   $1,065,863         $1,049,492
                                                ----------         ----------
Income Before Income Taxes                         753,726            752,435

Income tax expense                                 248,473            226,846
                                                ----------         ----------
Net Income                                      $  505,253         $  525,589

Net Income Per Share                                 $1.14              $1.19

Weighted Average Shares Outstanding                443,072            441,405



   The accompanying notes are an integral part of these financial statements.

                            BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                            FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                 PAR                 RETAINED
                                 # SHARES       VALUE     SURPLUS    EARNINGS     TOTAL
                               ----------  ----------  ----------  ----------  -----------
Balance December 31, 1994         439,072  $4,390,720  $3,367,617  $6,272,097  $14,030,434

Net income for three months
  ended March 31, 1995                                                525,589      525,589
                               ----------  ----------  ----------  ----------  -----------
Balance March 31, 1995            439,072  $4,390,720  $3,367,617  $6,797,686  $14,556,023
                               ==========  ==========  ==========  ==========  ===========


Balance December 31, 1995         441,072  $4,410,720  $3,395,617  $7,564,900  $15,371,237

Net income for three months
  ended March 31, 1996                                                505,253      505,253
                               ----------  ----------  ----------  ----------  -----------
Balance March 31, 1996            441,072  $4,410,720  $3,395,617  $8,070,153  $15,876,490
                               ==========  ==========  ==========  ==========  ===========






   The accompanying notes are an integral part of these financial statements

                   BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                           CONSOLIDATED STATEMENT OF CASH FLOWS

                    FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                             March 31          March 31
                                                               1996              1995
                                                           ----------        ----------
Operating activities
  Net Income                                               $  505,253        $  525,589

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Deferred taxes                                              (37,759)          (54,830)
  Provision for loan losses                                    50,000            25,000
  Provision for depreciation                                   70,653            64,645
  Federal home loan bank stock dividends received             (14,000)          (14,500)
  (Gain) loss on sale of other real estate                      9,061                 0
  Amortization of investment security premiums,net             25,991            24,785
  Amortization of valuation adjustment on acquired
    loans                                                      33,060            54,060
  Amortization of valuation adjustment on acquired
    deposits                                                  (22,580)          (27,270)
  Amortization of negative goodwill                           (92,860)         (111,030)
  Net decrease in unrealized loss on loans held for sale            0           (19,839)
  Principal payments on loans held for sale                         0             1,791
  (Increase) decrease in accrued interest receivable          (68,940)           17,530
  (Increase) decrease in cash surrender value                 (13,024)          (15,043)
  (Increase) decrease in other assets                         (41,969)          (93,025)
  Increase (decrease) in interest payable                      63,435           143,188
  Increase (decrease) in advances from borrowers for
    taxes and insurance                                      (188,137)         (199,592)
  Increase (decrease) in other liabilities                   (113,263)          179,255
                                                          ------------      ------------
     Net cash provided (used) by operating activities     $   164,921        $  500,714
                                                          ------------      ------------


Investing activities
  Proceeds from sale of federal home loan bank stock           15,300            13,600
  Purchases of investment securities                       (4,186,939)                0
  Proceeds from maturities and paydowns
    of investment securities                                1,714,685         3,351,387
  (Increase) decrease in federal funds sold                  (720,000)                0
  Net increase in loans                                       963,685        (2,016,289)
  Purchases of premises and equipment                         (84,764)          (79,303)
  Proceeds from sales of other real estate,net                221,280                 0

     Net cash provided (used) by investing                ------------      ------------
       activities                                         $(2,076,753)      $ 1,269,395
                                                          ------------      ------------


Financing activities
 Net increase (decrease) in demand deposits                 2,149,038          (664,507)
 Net increase (decrease) in time deposits                     (59,978)        1,304,248
 Net increase (decrease) in short-term borrowings             198,593        (1,185,089)
    Net cash provided (used) by financing                 ------------      ------------
     activities                                           $ 2,287,653       $  (545,348)
                                                          ------------      ------------


Increase (decrease) in cash and cash equivalents              375,821         1,224,761

Cash and cash equivalents at beginning of period            4,702,493         4,223,402

Cash and cash equivalents at end of period                $ 5,078,314        $5,448,163
                                                          ============      ============


                                        (Continued)




         The accompanying notes are an integral part of these financial statements

                    BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                           CONSOLIDATED STATEMENT OF CASH FLOWS

                    FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                        (Continued)

Supplemental disclosures:

Cash paid for:

  Interest on deposits and other borrowing                 $1,258,927          $1,092,172
  Income taxes                                             $        0          $   93,900

Non-cash investing activities:

  Transfers from loans to other real estate
    owned acquired through foreclosure                     $        0          $   23,194




     The accompanying notes are an integral part of these financial statements

            BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    MARCH 31, 1996 AND DECEMBER 31, 1995


Presentation. The accompanying consolidated balance sheet as of December 31, 1995, has been derived from the audited financial statements of the Company for the year then ended.

The accompanying consolidated financial statements as of March 31, 1996, and for the three month periods ending March 31 of 1996 and 1995, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position and operating results of the periods presented.


Nonperforming Assets. Nonperforming assets at March 31, 1996 and December 31, 1995, were as follows:

                                                       3/31/96                12/31/95
                                                    ----------              ----------
Nonaccrual loans                                    $  259,442              $  299,501
Ninety days or more past due                           484,188                 204,738
                                                    ----------              ----------
Total nonperforming loans                           $  743,630              $  504,239

Other real estate owned (net)                           28,194                 258,536
                                                    ----------              ----------
Total nonperforming assets                          $  771,824              $  762,775
                                                    ==========              ==========
Nonperforming loans as a
percent of loans, net of
unearned interest and loans
held for sale                                             .82%                    .55%


Allowance for Loan Losses. The following table reflects the transactions in the allowance for loan losses for the three month periods ended March 31, 1996 and 1995:


                                                        1996                    1995
                                                     ----------              ----------
Balance at beginning of year                         $ 723,641               $ 750,523

Provision charged to operations                         50,000                  25,000

Charge offs                                            (51,455)                (23,216)
Recoveries                                               3,468                  11,203
                                                     ----------              ----------
Net recoveries (charge offs)                         $ (47,987)              $ (12,013)

Balance at end of period                             $ 725,654               $ 763,510
                                                     ==========              ==========

Allowance for loan losses as a
percent of loans, net of unearned
interest and loans held for sale                           .80%                    .90%

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

        This discussion is intended to supplement the consolidated financial statements, expand on material changes in financial condition since year end and to compare the operating results for the three months ended March 31, 1996, to the same period in 1995.

        Financial Condition

        Total assets increased to $154.2 million at March 31, 1996, as compared to $151.8 million at year end 1995 due to the purchase of $4.2 million offset by $1.7 million in paydowns of investment securities

        Loans, net of unearned interest and allowance for losses, decreased 1.1% to $91.0 million at March 31, 1996, as compared to $92.0 million at December
31, 1995.

        Nonperforming loans at March 31, 1996, were $744 thousand compared to $504 thousand at December 31, 1995. The breakdown of nonperforming loans was nonaccrual loans of $259 thousand at March 31, 1996, as compared to the December 31, 1995, balance of $300 thousand and loans past due ninety days or more of $484 thousand and $205 thousand at March 31, 1996, and December 31, 1995. Nonperforming loans as a percent of loans, net of unearned income, was
 .82% at March 31, 1996, as compared to .55% at December 31, 1995. The increase in ninety days or more past due of $279 is primarily related to deliquencies in residential mortgages along with agriculture related credits.

        The allowance for possible loan losses was $726 thousand at March 31, 1996, compared to $764 thousand at March 31, 1995. The ratio of the allowance for possible loan losses to loans, net of unearned income and loans held for sale, decreased to .80% at March 31, 1996, as compared to .90% at March 31, 1995. Management regularly reviews the level of the allowance for possible loan losses and is of the opinion that it is adequate at March 31, 1995. The Company experienced net chargeoffs for the first three months of 1996 of $48 thousand as compared to $12 thousand for the same period in 1995.

        Other real estate decreased to at $28 thousand compared to $259 thousand at December 31, 1995 due to the sale of property that was acquired as part of the Natchez First Federal acquisition. This property had a carrying value of $240 thousand.

        Management determines the classification of its securities at acquisition. Securities that are deemed to be held to maturity are accounted for by the amortized cost method. Securities to be held to maturity increased $2.4 million to $49.2 million at March 31, 1996, as compared to $46.8 million at December 31, 1995. Equity securities at March 31, 1996, comprised of Federal Home Loan Bank Stock of $239 thousand and Federal Reserve Bank Stock of $958 thousand remained constant. There were no securities held for sale at either period.

        The Company's cash and cash equivalents remained stable at $5.1 million at March 31, 1996 compared to $4.7 million at December 31, 1995. Cash provided by operating and financing activities increased by $.2 million and $2.3 million respectively while investing activities used $2.1 million.

        Deposits increased by $2.0 million from a December 31, 1995 balance of $128.6 million to $130.6 million at March 31, 1996.

        Stockholder's equity increased to $15.9 million at March 31, 1996, compared to $15.4 million at the end of 1995. The ratio of Stockholder's equity to assets increased to 10.30% at March 31, 1996, compared to 10.13% at the end of 1995, due to growth in retained earnings.

        The Company maintained a Tier 1 capital to risk weighted assets ratio at March 31, 1996, of 18.67%, a total capital to risk weighted assets ratio of 19.52% and a leverage ratio of 10.45%. These levels exceed the minimum requirements of the regulatory agencies of 4.00%, 8.00% and 3.00% respectively.


        Results of Operations

        First Quarter of 1996 Compared to the First Quarter of 1995

        Net income decreased by 4% to $505 thousand from $526 thousand and earnings per share decreased from $1.19 per share to $1.14 per share for the first three months of 1996 compared to the same period in 1995 respectively. Management of the bank believes that the ability of the bank to compete successfully in the future will depend on its ability to provide customers with an electronic method to conduct all or some of their banking business. in keeping with this strategy, the bank, as of March 31, 1996, has invested $47 thousand in the development of electronic banking and expects to invest a total of approximately $120 thousand to complete this project. Accounting guidelines provide that the majority of this expense be charged against current income and not capitalized. Other items related to net income remained relatively stable.

        The returns on average assets and average equity for the first quarter of 1996 were 1.33% and 12.86%, respectively, while the returns were 1.39% and 14.58%, respectively, for the comparable period in 1995.

        Average earning assets ended the first quarter of 1996 at $143.9 million compared to $143.3 million for the same period in 1995. Average rates on earning assets moved upward from 7.53% to 7.93% during the same period. This was primarily due to an overall increase in interest rates along with a shift from lower yielding investment securities, created through maturities, to higher yielding loans. The combination of these factors produced an increase in interest income of $152 thousand for the period ended March 31, 1996 compared to the same period in 1995. Average rates paid on interest bearing liabilities increased from 4.21% for the three months ended March 31, 1995 to 4.53% for the same period in 1996. Interest expense increased to $1.32 million from $1.24 million due to an overall increase in rates coupled with decreased volume of $625 thousand of interest bearing liabilities. These factors produced an increase in net interest income of $66 thousand for the same comparable periods.

        The reserve for loan losses was increased by $50 thousand in the first quarter of 1996 as compared to $25 thousand for the same period in 1995, reflecting management's expectations for a reduction in loan recoveries in the current year.

      Other income decreased to $341 thousand for the three month period ending March 31, 1996, from $364 thousand for the same period in 1995. This decrease is primarily attributable to a scheduled $18 thousand decrease in amortization of negative goodwill.

        Other operating expense remained stable at $1.1 million for the three month period ended March 31, 1996.

        The combination of all the above factors produced a pretax income of $754 thousand for the three months ended March 31, 1996, as compared to $752 thousand for the same period in 1995.

        Income taxes for the three months ended March 31, 1996, were $248 thousand as compared to $227 thousand for the same period in 1995.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

        Britton & Koontz Capital Corporation and its wholly owned subsidiary, Britton & Koontz First National Bank, are involved in certain litigation incurred in the normal course of business. In the opinion of management and legal counsel, liabilities arising from such claims, if any, would not have a material effect upon the Company's consolidated financial statements.


Item 2.  Changes in Securities

        Not Applicable


Item 3.  Defaults Upon Senior Securities

        Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

        None.


Item 5.  Other Information

        None.


Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

                11     Statement Regarding Computation of Per Share Earnings
                20     Other Documents or Statements to Security Holders

        (b)  Reports on Form 8-K

                None.

                                        SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                         BRITTON & KOONTZ CAPITAL CORPORATION




        May 13, 1996                     /s/ W. Page Ogden
                                         W. Page Ogden
                                         President and Chief Executive
                                         Officer




        May 13, 1996                     /s/ Bazile R. Lanneau, Jr.
                                         Bazile R. Lanneau, Jr.
                                         Vice President and
                                         Chief Financial Officer

                                EXHIBIT INDEX


Exhibit No.     Item



11              Statement Regarding Computation of Per Share Earnings
20              Other Documents or Statements to Security Holders