Form 10KSB/A
period 1995-12-31
BRITTON & KOONTZ CAPITAL CORP
filed 1996-06-13
CIK 707604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



                                  FORM 10-KSB/A
                              (Amendment Number 1)



  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) For the fiscal year ended December 31, 1995

                        Commission File Number:  0-22606

                      Britton & Koontz Capital Corporation
                 (Name of Small Business Issuer in its Charter)

       Mississippi                                              64-0665423
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)


   500 Main Street
  Natchez, Mississippi                                            39120
(Address of Principal Executive Offices)                       (Zip Code)

                                 (601) 445-5576
                (Issuer's Telephone Number, Including Area Code)

  The purpose of this amendment is to file the following documents for which confidential treatment was previously applied:

    1. Exhibits I and III, as well as, the title, introductory paragraph and certain introductory headings of Exhibit II to Exhibit 10.5 of Britton & Koontz Capital Corporation's (the "Company") Form 10-KSB for the fiscal year ended December 31, 1995. Confidential treatment has been granted by the Securities and Exchange Commission (the "Commission") with respect to the remainder of Exhibit II.

    2. Exhibits A,B and D, as well as, the title, introductory paragraph and certain introductory headings of Exhibit C to Exhibit 10.6 of the Company's Form 10-KSB for the year ended December 31, 1995. Confidential treatment has been granted by the Commission with respect to the remainder of Exhibit C.

                             Cross Reference Index
                                      To
                                 Form 10-KSB/A


                                                             Page


               Exhibits Index                                 1
               Signature                                      2

                               Exhibits Index



        10.5 System Purchase Agreement along with Exhibits I,III and certain portions of Exhibit II.

        10.6 Independent Contractor Agreement along with Exhibits A,B,D and certain portions of Exhibit C.

                                Signature

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment Number 1 to its Form 10-KSB for the fiscal year ended December 31, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.




                                Britton & Koontz Capital Corporation


     June 14, 1996              /s/ W. Page Ogden
                                By:_________________________________
                                W. Page Ogden
                                President, Chief Executive
                                Officer and Director