Form 10-Q
period 1996-06-30
BRITTON & KOONTZ CAPITAL CORP
filed 1996-08-14
CIK 707604

U. S. SECURITIES AND EXCHANGE COMMISSION

                                   Washington, D.C.  20549

                                          FORM 10-QSB




(Mark One)

[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Quarterly Period Ended June 30, 1996

[ ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934


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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X , No

441,072 Shares of Common Stock, Par Value $10.00, were issued and outstanding as of July 1, 1996.

Transitional Small Business Disclosure Format:  Yes    , No  X

                             BRITTON & KOONTZ CAPITAL CORPORATION
                                        AND SUBSIDIARY


                                             INDEX


PART I     FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Consolidated Balance Sheets for June 30, 1996
and December 31, 1995

Consolidated Statements of Income for the Three Months and the Six Months Ended June 30, 1996 and June 30, 1995

Consolidated Statements of Stockholders' Equity for the Six Months Ended June 30, 1996 and
June 30, 1995

Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 1996 and June 30, 1995

Notes to the Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis or
         Plan of Operation


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

            BRITTON & KOONTZ CAPITAL CORPORATION
                      AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


Consolidated Balance Sheets for June 30, 1996 and December 31, 1995

Consolidated Statements of Income for the Three Months and the Six Months Ended June 30, 1996 and June 30, 1995

Consolidated Statements of Stockholders' Equity for the Six Months Ended June 30, 1996 and June 30, 1995

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1996 and June 30, 1995

Notes to the Consolidated Financial Statements. These Notes constitute an integral part of the Consolidated Financial Statements.

                       BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                                  CONSOLIDATED BALANCE SHEETS

                              JUNE 30, 1996 AND DECEMBER 31, 1995

                                                                          June 30,        December 31,
                                                                            1996              1995
ASSETS:                                                                ------------       ------------
Cash and due from banks:
 Non-interest bearing                                                  $  4,134,756       $  3,340,954
 Interest bearing                                                            87,205          1,361,539
                                                                       ------------       ------------
  Total cash and due from banks                                           4,221,961          4,702,493

Federal funds sold                                                                0          1,450,000
Investment securities:
  Held-to-maturity(estimated market value of
    $47,983,636 in 1996 and $47,181,462 in 1995)                         48,363,203         46,794,280
  Equity securities                                                       1,211,550          1,198,950
Loans, less unearned income of $293,889 in 1996 and
  $284,865 in 1995; and allowance for loan losses of
  $690,691 in 1996 and $723,641 in 1995                                  94,015,947         91,998,966
Bank premises and equipment, net of accumulated
  depreciation                                                            3,632,166          3,569,586
Other real estate owned,less allowance for losses
  of $0 in 1996 and $11,658 in 1995                                          28,194            258,536
Accrued interest receivable                                               1,211,880          1,137,337
Cash surrender value life insurance                                         620,173            599,646
Other assets                                                                119,287             77,445
                                                                       ------------       ------------
  Total Assets                                                         $153,424,341       $151,787,239
                                                                       ============       ============


LIABILITIES:

Deposits
 Non-interest bearing                                                    14,817,631         13,983,026
 Interest bearing                                                       113,489,161        114,584,214
                                                                        ------------       ------------
      Total Deposits                                                   $128,306,792       $128,567,240

Securities sold under repurchase agreements                               2,697,656          2,722,882
Federal funds purchased                                                     790,000                  0
Accrued Interest Payable                                                    770,606            817,119
Negative Goodwill, net of accumulated amortization
  of $1,377,670 in 1996 and $1,196,030 in 1995                            1,682,752          1,864,392
Advances from borrowers for taxes & insurance                               218,352            381,644
Accrued taxes and other liabilities                                       2,887,294          2,062,725
                                                                       ------------       ------------
      Total Liabilities                                                $137,353,452       $136,416,002
                                                                       ------------       ------------


STOCKHOLDERS EQUITY:

Common stock, $10 par value per share; 3,000,000
  shares authorized; 441,072 shares issued and
  outstanding in 1996 and 1995                                            4,410,720          4,410,720
Additional paid-in-capital                                                3,395,617          3,395,617
Retained earnings                                                         8,264,552          7,564,900
                                                                       ------------       ------------
      Total Stockholders' Equity                                       $ 16,070,889       $ 15,371,237
                                                                       ------------       ------------
      Total Liabilities and Stockholders' Equity                       $153,424,341       $151,787,239
                                                                       ============       ============



          The accompanying notes are an integral part of these financial statements.

               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME


                                                Three Months Ended               Six Months Ended
                                                    June 30,                        June 30,
                                              1996             1995           1996             1995
                                          ----------        ----------     ----------      ----------
Interest Income:
  Interest and fees on loans              $2,017,276        $1,857,155     $4,020,307      $3,585,331
  Interest on investment securities
     Taxable interest income                 830,833           912,590      1,633,720       1,863,391
     Exempt from federal taxes                19,497            17,571         38,128          34,992
  Interest on federal funds sold              30,101               783         57,009           3,076
                                          ----------        ----------     ----------      ----------
        Total Interest Income             $2,897,707        $2,788,099     $5,749,164      $5,486,790
                                          ----------        ----------     ----------      ----------
Interest Expense:
  Interest on deposits                    $1,240,463        $1,207,561     $2,528,118      $2,320,309
  Interest on federal funds purchased            234             5,799            234          17,019
  Interest on securities sold under
     repurchase agreements                    40,984            59,625         76,025         171,017
                                          ----------        ----------     ----------      ----------
        Total Interest expense            $1,281,681        $1,272,985     $2,604,377      $2,508,345
                                          ----------        ----------     ----------      ----------
Net Interest Income                       $1,616,026        $1,515,114     $3,144,787      $2,978,445

Provision for loan losses                          0            25,000         50,000         $50,000
                                          ----------        ----------     ----------      ----------
Net interest income after
  Provision for loan Losses               $1,616,026        $1,490,114     $3,094,787      $2,928,445
                                          ----------        ----------     ----------      ----------
Other Income:
  Service charge on deposit accounts         155,839           148,720        312,705         299,499
  Income from fiduciary activities            14,674            15,028         27,938          28,336
  Insurance premiums and commissions          12,708             9,245         23,849          17,556
  Gain/(loss) on sale of ORE                   1,975            (5,610)        (7,086)         (5,610)
  Gain/(loss) on sale of mortgage loans          (36)                0         (1,014)              0
  Gain on sale of premises & equipment             0                 0            100               0
  Amortization of negative goodwill           88,780           106,200        181,640         217,230
  Valuation adjustment loans held for sale         0            36,409              0          56,248
  Other                                       59,937            23,186        136,573          83,515
                                          ----------        ----------     ----------      ----------
        Total other income                $  333,877        $  333,178       $674,705      $  696,774
                                          ----------        ----------     ----------      ----------
Other Expense
  Salaries                                   514,259           483,648      1,027,350         984,839
  Employee benefits                           62,708            74,522        139,190         155,805
  Net occupancy expense                       91,068            87,292        171,181         167,646
  Equipment expense                          118,016            74,813        251,553         163,730
  FDIC assessment                             30,947            69,513         59,066         139,025
  Stationery & supplies                       30,571            24,016         63,558          51,303
  Other real estate expense                    2,458             2,284         (4,611)          2,073
  Other                                      308,536           209,548        517,139         410,707
                                          ----------        ----------     ----------      ----------
        Total other expenses              $1,158,563        $1,025,636     $2,224,426      $2,075,128
                                          ----------        ----------     ----------      ----------
Income Before Income Taxes                   791,340           797,656      1,545,066       1,550,091

Income tax expense                           244,083           281,087        492,556         507,933
                                          ----------        ----------     ----------      ----------
Net Income                                $  547,257        $  516,569     $1,052,510      $1,042,158
                                          ==========        ==========     ==========      ==========

Net Income Per Share                           $1.23             $1.17          $2.37           $2.36

Weighted Average Shares Outstanding          443,267           440,052        443,172         441,564







           The accompanying notes are an integral part of these financial statements

                     BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                        FOR THE SIX MONTHS ENDED JUNE 30 1996 AND 1995




                                                 PAR                 RETAINED
                                 # SHARES       VALUE     SURPLUS    EARNINGS     TOTAL
                               ----------  ----------  ----------  ----------  -----------
Balance December 31, 1994         439,072  $4,390,720  $3,367,617  $6,272,097  $14,030,434

Net income for six months
  ended June 30, 1995                                               1,042,158    1,042,158

Cash dividend declared
  $.75 per share                                                     (330,054)    (330,054)

Capital stock issued                1,000      10,000      14,000                   24,000
                               ----------  ----------  ----------  ----------  -----------
Balance March 31, 1995            440,072  $4,400,720  $3,381,617  $6,984,201  $14,766,538
                               ==========  ==========  ==========  ==========  ===========


Balance December 31, 1995         441,072  $4,410,720  $3,395,617  $7,564,900  $15,371,237

Net income for six months
  ended June 30, 1996                                               1,052,510    1,052,510

Cash dividend declared
  $.80 per share                                                     (352,858)    (352,858)
                               ----------  ----------  ----------  ----------  -----------
Balance June 30, 1996             441,072  $4,410,720  $3,395,617  $8,264,552  $16,070,889
                               ==========  ==========  ==========  ==========  ===========





    The accompanying notes are an integral part of these financial statements

               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY


                      CONSOLIDATED STATEMENT OF CASH FLOWS


                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                              1996              1995
                                                          -----------       -----------
Operating activities
  Net Income                                              $ 1,052,510       $ 1,042,158

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Deferred taxes                                              (28,899)          (58,461)
  Provision for loan losses                                    50,000            50,000
  Provision for depreciation                                  150,711           128,637
  (Gain) loss on sale of other real estate                      7,086             5,610
  (Gain) loss on sale of loans                                  1,014                 0
  Amortization of investment security premiums, net            44,073            48,393
  Amortization of valuation adjustment on acquired loans       62,330           101,460
  Amortization of valuation adjustment on acquired deposits   (44,209)          (52,670)
  Amortization of negative goodwill                          (181,640)         (217,230)
  Net decrease in loans held for sale                               0           485,641
  (Increase) decrease in accrued interest receivable          (74,543)           32,529
  (Increase) decrease in cash surrender value                 (20,527)          (25,527)
  (Increase) decrease in other assets                         (41,822)         (123,583)
  Increase (decrease) in interest payable                     (46,513)           68,341
  Increase (decrease) in advances from borrowers for
    taxes and insurance                                      (163,292)         (118,739)
  Increase (decrease) in other liabilities                    853,468           304,311
                                                          ------------      ------------
     Net cash provided (used) by operating activities     $ 1,619,747       $ 1,670,870
                                                          ------------      ------------


Investing activities
  Purchase of Federal Home Loan Bank Stock                    (27,900)          (30,300)
  Proceeds from sale of federal home loan bank stock           15,300            13,600
  Purchases of investment securities                       (2,175,000)                0
  Proceeds from maturities and paydowns
    of investment securities                                  562,004         6,939,132
  (Increase) decrease in federal funds sold                 1,450,000        (1,400,000)
  Net increase in loans                                    (2,130,325)       (6,425,004)
  Purchases of premises and equipment                        (213,291)         (204,623)
  Proceeds from sales of other real estate, net               223,256            41,390
                                                          ------------      ------------
     Net cash provided (used) by investing activities     $(2,295,956)      $(1,065,805)
                                                          ------------      ------------


Financing activities
  Net increase (decrease) in customer deposits               (216,239)        8,038,646
  Net increase (decrease) in short term borrowings            764,774        (7,053,784)
  Common stock issued                                               0            24,000
  Cash dividends paid                                        (352,858)         (330,054)
                                                          ------------      ------------
    Net cash provided (used) by financing activities      $   195,677       $   678,808
                                                          ------------      ------------

Increase (decrease) in cash and cash equivalents             (480,532)        1,283,873

Cash and cash equivalents at beginning of period            4,702,493         4,223,402

Cash and cash equivalents at end of period                $ 4,221,961       $ 5,507,275
                                                          ============      ============


                                   (Continued)


    The accompanying notes are an integral part of these financial statements

               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                   (Continued)


                                                              1996                1995
                                                          -----------          ----------
Supplemental disclosures:

Cash paid for:

  Interest on deposits and other borrowing                 $2,650,890          $2,440,004
  Income taxes                                             $  525,884          $  582,836

Non-cash investing activities:

  Transfers from loans to other real estate
    owned acquired through foreclosure                     $        0          $   70,194






    The accompanying notes are an integral part of these financial statements

                      BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
                        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30, 1996 AND DECEMBER 31, 1995


Presentation. The accompanying consolidated balance sheet as of December 31, 1995, has been derived from the audited financial statements of the Company for the year then ended.

The accompanying consolidated financial statements as of June 30, 1996, and for the three and six month periods ending June 30 of 1996 and 1995, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position and operating results of the periods presented.


Nonperforming Assets. Nonperforming assets at June 30, 1996 and December 31, 1995, were as follows:

                                             06/30/96               12/31/95
                                            ----------            ----------
Nonaccrual loans                            $  287,480            $  299,501
Ninety days or more past due                   526,714               204,738
                                            ----------            ----------
Total nonperforming loans                   $  774,194            $  504,239

Other real estate owned (net)                   28,194               258,536
                                            ----------            ----------
Total nonperforming assets                  $  802,388            $  762,775
                                            ==========            ==========

Nonperforming loans as a
percent of loans, net of
unearned interest and loans
held for sale                                     .82%                  .54%


Allowance for Loan Losses. The following table reflects the transactions in the allowance for loan losses for the six month periods ended June 30, 1996 and 1995:

                                                1996                  1995
                                             ---------             ---------
Balance at beginning of year                 $ 723,641             $ 750,523

Provision charged to operations                 50,000                50,000

Charge offs                                    (91,016)              (58,848)
Recoveries                                       8,066                25,786
                                             ----------            ----------
Net recoveries (charge offs)                 $ (82,950)            $ (33,062)

Balance at end of period                     $ 690,691             $ 767,461
                                             ==========            ==========

Allowance for loan losses as a
percent of loans, net of unearned
interest and loans held for sale                   .73%                  .86%


Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

       This discussion is intended to supplement the consolidated financial statements, expand on material changes in financial condition since year end and to compare the operating results for the six months ended June 30, 1996, to the same period in 1995.

       Financial Condition

       Total assets increased to $153.4 million at June 30, 1996, as compared to $151.8 million at year end 1995 due primarily to an increase in loans.

       Loans, net of unearned interest and allowance for losses, increased 2.2% to $94.0 million at June 30, 1996, as compared to $92.0 million at December
31, 1995.

       Nonperforming loans at June 30, 1996, were $774 thousand compared to $504 thousand at December 31, 1995. The breakdown of nonperforming loans were nonaccrual loans of $287 thousand at June 30, 1996, as compared to the December 31, 1995, balance of $300 thousand and loans past due ninety days or more of $527 thousand and $205 thousand at June 30, 1996 and December 31, 1995 respectively. Nonperforming loans as a percent of loans, net of unearned income, was .82% at June 30, 1996, as compared to .54% at December 31, 1995. The increase in ninety days or more past due of $322 is primarily related to delinquencies in residential mortgages along with other collateralized credits.

       The allowance for possible loan losses was $691 thousand at June 30, 1996, compared to $767 thousand at June 30, 1995. The ratio of the allowance for possible loan losses to loans, net of unearned income and loans held for sale, decreased to .73% at June 30, 1996, as compared to .86% at June 30, 1995. Management regularly reviews the level of the allowance for possible loan losses and is of the opinion that it is adequate at June 30, 1996. The Company experienced net chargeoffs for the first six months of 1996 of $83 thousand as compared to $33 thousand for the same period in 1995.

       Other real estate decreased to $28 thousand compared to $259 thousand at December 31, 1995, due to the sale of property that was acquired as part of the Natchez First Federal acquisition. This property had a carrying value of $240 thousand.

       Management determines the classification of its securities at acquisition. Securities that are deemed to be held to maturity are accounted for by the amortized cost method. These securities increased $1.7 million to $48.4 million at June 30, 1996, as compared to $46.8 million at December 31, 1995. Equity securities at June 30, 1996, comprised of Federal Reserve Bank Stock of $239 thousand and Federal Home Loan Bank Stock of $972 thousand remained stable. There were no securities held for sale at either period.

       The Company's cash and cash equivalents decreased to $4.2 million at June 30, 1996, compared to $4.7 million at December 31, 1995. Cash provided by operating and financing activities increased by $1.6 million and $.2 million respectively while investing activities used $2.3 million.

       Deposits remained relatively stable at $128.3 million at June 30, 1996, compared to $128.6 million at December 31, 1995.

       Stockholders' equity increased to $16.1 million at June 30, 1996, compared to $15.4 million at the end of 1995. The ratio of Stockholders' equity to assets increased to 10.47% at June 30, 1996, compared to 10.13% at the end of 1995, due to growth in retained earnings.

       The Company maintained a Tier 1 capital to risk weighted assets ratio at June 30, 1996, of 18.58%, a total capital to risk weighted assets ratio of 19.38% and a leverage ratio of 10.47%. These levels exceed the minimum requirements of the regulatory agencies of 4.00%, 8.00% and 3.00% respectively.

       Results of Operations

       First six months of 1996 Compared to the First six months of 1995

       Net income increased to $1,052 million from $1,042 million and earnings per share remained stable at $2.37 per share for the first six months of 1996 compared to $2.36 per share for the same period in 1995. Management of the bank believes that the ability of the bank to expand its market and compete successfully in the future will depend upon its ability to provide customers with an electronic method to conduct all or some of their banking business. In keeping with this strategy, the bank has invested $61 thousand in the acquisition of electronic banking capabilities during the first six months of of 1996. Accounting guidelines provide that the majority of this expense be charged against current income and not capitalized. Other items related to net income remained relatively stable.

       The returns on average assets and average equity for the first half of 1996 were 1.37% and 13.21%, respectively, while the returns were 1.37% and 14.33%, respectively, for the comparable period in 1995.

       Net interest income for the period ended June 30, 1996 increased $166 thousand over the same period in 1995. This is attributed primarily to the increase in the company's volume of average earning assets by $2.2 million along with a decrease in average interest-bearing liabilities of $451 thousand. The increase in average earning assets is attributable to an increase in federal funds sold. The volume variance is further increased by a shift from lower yielding investment securities, created through maturities, to higher yielding loans.

       The reserve for loan losses was increased by $50 thousand in the first half of 1996 and 1995. This reflects management's expectations for a reduction in loan recoveries compared to prior years.

      Other income decreased to $675 thousand for the six month period ended June 30, 1996, from $697 thousand for the same period in 1995. This decrease is primarily attributable to a scheduled $36 thousand decrease in amortization of negative goodwill.

       Other operating expense increased 7.2% to $2.22 million through June 30, 1996 from $2.08 million during the same period of 1995. During the first half of 1996, the bank spent $61 thousand acquiring electronic banking capabilities. However, this expense was largely offset by income from its internet access service. The bank also expensed an additional non-recurring $40 thousand for legal fees related to the adoption of a Long-Term Incentive Plan and a Shareholder Rights Agreement along with other corporate matters.

       The combination of all the above factors produced a pretax income of $1,545 thousand for the six months ended June 30, 1996, as compared to $1,550 thousand for the same period in 1995. Income taxes for the six months ended June 30, 1996, were $493 thousand as compared to $508 thousand for the same period in 1995.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

       None

Item 2.  Changes in Securities

       Not Applicable

Item 3.  Defaults Upon Senior Securities

       Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

       (a)  May 16, 1996, 1996 Annual Meeting of Shareholders

       (b) The following directors were re-elected by Shareholders at the Annual Meeting for three year terms expiring in 1998 (Class III): Wilton
       R. Dale, Charles W. Herold, Jr., C. Hayden Kaiser, Bazile R. Lanneau, Jr., and Albert W Metcalfe.

       Directors whose terms of office as a director continued after the meeting and the expiration date of their current term are: James J. Cole (1997), A.J. Ferguson (1997), W. Page Ogden (1997), Bethany L. Overton (1997), Robert R. Punches (1997), W.W. Allen (1998), Craig A. Bradford, DMD (1998), William J. Feltus (1998), Donald E. Killilea, M.D.
       (1998), and Bazile R. Lanneau, Sr. (1998)

       (c) The following directors were elected by Shareholders at the Annual Meeting by the votes indicated:


                                      For        Against   Abstain    Total

          Wilton R. Dale            328,941         0         0      328,941
          Charles W. Herold, Jr.    328,941         0         0      328,941
          C. Hayden Kaiser          328,941         0         0      328,941
          Bazile R. Lanneau, Jr.    328,941         0         0      328,941
          Albert W Metcalfe         328,941         0         0      328,941


       (d) Other proposals of business brought before the Security Holders. Of the 328,941 shares present, votes were tabulated on each item as follows:


       To authorize the removal of directors, with or without cause, on the vote of eighty percent (80%) of the voting stock and the filling of vacancies on the Board of Directors only at the annual shareholders meeting.
              324,611 - for; 600 - against; and 3,730 - abstain.

       To authorize the Board of Directors to consider all relevant factors in evaluating a proposed Major Business Transaction.
              324,539 - for; 693 - against; and 3,709 - abstain.

       To elect for the Company to be governed by the Mississippi Control Share Act.
              322,876 - for; 600 - against; and 5,465 - abstain.

       To approve the Shareholder Rights Agreement.
              323,731 - for; 935 - against; and 4,275 - abstain.

       To approve the Long-Term Incentive Plan.
              321,473 - for; 2,775 - against; and 4,693 - abstain.

       To approve May & Company as the Company's independent auditors for 1996.
              328,087 - for; 761 - against; and 93 - abstain.

       (e) None.

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


                                    BRITTON & KOONTZ CAPITAL CORPORATION




       August 14, 1996              /s/ W. Page Ogden
                                    W. Page Ogden
                                    President and Chief Executive
                                    Officer




       August 14, 1996              /s/ Bazile R. Lanneau, Jr.
                                    Bazile R. Lanneau, Jr.
                                    Vice President and
                                    Chief Financial Officer

                                         EXHIBIT INDEX


Exhibit
Number        Item


11            Statement Regarding Computation of Per Share Earnings