Form 10-Q
period 1996-09-30
BRITTON & KOONTZ CAPITAL CORP
filed 1996-11-13
CIK 707604

U. S. SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C.  20549

                                       FORM 10-QSB




(Mark One)

[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Quarterly Period Ended September 30, 1996

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X , No

441,072 Shares of Common Stock, Par Value $10.00, were issued and outstanding as of October 1, 1996.

Transitional Small Business Disclosure Format:  Yes    , No  X

















                         BRITTON & KOONTZ CAPITAL CORPORATION
                                    AND SUBSIDIARY


                                       INDEX


PART I     FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Consolidated Balance Sheets for September 30, 1996
and December 31, 1995

Consolidated Statements of Income for the Three Months and the Nine Months Ended September 30, 1996 and September 30, 1995

Consolidated Statements of Stockholders' Equity for the Nine Months Ended September 30, 1996 and
September 30, 1995

Consolidated Statements of Cash Flows for the Nine
Months Ended September 30, 1996 and September 30, 1995

Notes to the Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis or
         Plan of Operation


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                 BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 1996 AND DECEMBER 31, 1995



                                                                       September 30,       December 31,
                                                                           1996                1995
                                                                       ------------       ------------
ASSETS:
Cash and due from banks:
 Non-interest bearing                                                  $  3,532,876       $  3,340,954
 Interest bearing                                                           251,260          1,361,539
                                                                       ------------       ------------
  Total cash and due from banks                                           3,784,136          4,702,493

Federal funds sold                                                          175,000          1,450,000
Investment securities:
  Held-to-maturity(estimated market value of
    $45,952,889 in 1996 and $47,181,462 in 1995)                         46,237,459         46,794,280
  Equity securities                                                       1,211,850          1,198,950
Loans, less unearned income of $269,440 in 1996 and
  $284,865 in 1995; and allowance for loan losses of
  $685,156 in 1996 and $723,641 in 1995                                  94,129,744         91,998,966
Bank premises and equipment, net of accumulated
  depreciation                                                            3,702,185          3,569,586
Other real estate owned,less allowance for losses
  of $0 in 1996 and $11,658 in 1995                                          63,250            258,536
Accrued interest receivable                                               1,356,696          1,137,337
Cash surrender value life insurance                                         627,328            599,646
Other assets                                                                 69,453             77,445
                                                                       ------------       ------------
  Total Assets                                                         $151,357,101       $151,787,239
                                                                       ============       ============


LIABILITIES:

Deposits
 Non-interest bearing                                                    15,419,681         13,983,026
 Interest bearing                                                       112,498,586        114,584,214
                                                                        ------------       ------------
      Total Deposits                                                   $127,918,267       $128,567,240

Securities sold under repurchase agreements                               2,454,053          2,722,882
Federal funds purchased                                                           0                  0
Accrued Interest Payable                                                    729,044            817,119
Negative Goodwill, net of accumulated amortization
  of $1,462,550 in 1996 and $1,196,030 in 1995                            1,597,872          1,864,392
Advances from borrowers for taxes & insurance                               299,394            381,644
Accrued taxes and other liabilities                                       1,965,282          2,062,725
                                                                       ------------       ------------
      Total Liabilities                                                $134,963,912       $136,416,002
                                                                       ------------       ------------


STOCKHOLDERS EQUITY:

Common stock, $10 par value per share; 3,000,000
  shares authorized; 441,072 shares issued and
  outstanding in 1996 and 1995                                            4,410,720          4,410,720
Additional paid-in-capital                                                3,395,617          3,395,617
Retained earnings                                                         8,586,852          7,564,900
                                                                       ------------       ------------
      Total Stockholders' Equity                                       $ 16,393,189       $ 15,371,237
                                                                       ------------       ------------
      Total Liabilities and Stockholders' Equity                       $151,357,101       $151,787,239
                                                                       ============       ============



                            The accompanying notes are an integral part of these financial statements.

                            BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF INCOME

                                                      Three Months Ended                      Nine Months Ended
                                                         September 30,                          September 30,
                                                ----------------------------          ----------------------------
                                                    1996             1995                1996             1995
                                                __________        __________          __________        __________
Interest Income:
  Interest and fees on loans                    $2,074,386        $1,974,897          $6,094,693        $5,560,228
  Interest on investment securities
       Taxable interest income                     796,899           868,074           2,430,619         2,731,465
       Exempt from federal taxes                    19,609            17,340              57,737            52,332
  Interest on federal funds sold                       996             4,960              58,005             8,036
                                                ----------         ---------          ----------        ----------
           Total Interest Income                $2,891,890        $2,865,271          $8,641,054        $8,352,061
                                                ----------        ----------          ----------        ----------
Interest Expense:
  Interest on deposits                          $1,217,977        $1,296,224          $3,746,095        $3,616,533
  Interest on federal funds purchase                34,281             5,296              34,515            22,315
  Interest on securities sold under
   repurchase agreements                            34,333            34,897             110,358           205,914
                                                ----------        ----------          ----------        ----------
           Total Interest expense               $1,286,591        $1,336,417          $3,890,968        $3,844,762
                                                ----------        ----------          ----------        ----------
Net Interest Income                             $1,605,299        $1,528,854          $4,750,086        $4,507,299

Provision for loan losses                                0            25,000              50,000           $75,000
                                                ----------        ----------          ----------        ----------
Net interest income after
  Provision for loan Losses                     $1,605,299        $1,503,854          $4,700,086        $4,432,299
                                                ----------        ----------          ----------        ----------
Other Income:
  Service charge on deposit accounts               167,917           161,661             480,622           461,160
  Income from fiduciary activities                  13,385            13,799              41,323            42,135
  Insurance premiums and commissions                 7,864            10,563              31,713            28,119
  Gain/(loss) on sale of ORE                             0                 0              (7,086)           (5,610)
  Gain/(loss) on sale of mortgage loans                615                 0                (399)                0
  Gain on sale of premises & equipment                   0                 0                 100                 0
  Amortization of negative goodwill                 84,880           101,560             266,520           318,790
  Valuation adjustment loans held for sale               0                 0                   0            56,248
  Other                                             58,466            23,104             195,039           106,619
                                                ----------        ----------          ----------        ----------
           Total other income                   $  333,127        $  310,687          $1,007,832        $1,007,461
                                                ----------        ----------          ----------        ----------
Other Expense
  Salaries                                         601,838           473,581           1,629,188         1,458,420
  Employee benefits                                 63,043            77,236             202,233           233,041
  Net occupancy expense                             90,035            80,168             261,216           247,814
  Equipment expense                                119,107            80,487             370,660           244,217
  FDIC assessment                                  286,553            24,046             345,619           163,071
  Stationery & supplies                             31,462            22,494              95,020            73,797
  Other real estate expense                         (1,442)            2,082              (6,053)            4,155
  Other                                            269,923           227,260             787,062           637,967
                                                ----------        ----------          ----------        ----------
           Total other expenses                 $1,460,519         $ 987,354          $3,684,945        $3,062,482
                                                ----------        ----------          ----------        ----------
Income Before Income Taxes                         477,907           827,187           2,022,973         2,377,278

Income tax expense                                 155,607           255,939             648,163           763,872
                                                ----------        ----------          ----------        ----------
Net Income                                      $  322,300        $  571,248          $1,374,810        $1,613,406
                                                ==========        ==========          ==========        ==========

Net Income Per Share                                 $0.73             $1.29               $3.10             $3.65

Weighted Average Shares Outstanding                442,194           442,342             442,831           441,835



                 The accompanying notes are an integral part of these financial statements

                           BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
                                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           FOR THE NINE MONTHS ENDED SEPTEMBER 30 1996 AND 1995

                                                 PAR                 RETAINED
                                 # SHARES       VALUE     SURPLUS    EARNINGS     TOTAL
                                ---------  ----------  ----------  ----------  -----------
Balance December 31, 1994         439,072  $4,390,720  $3,367,617  $6,272,097  $14,030,434

Net income for nine months
  ended September 30, 1995                                          1,613,406    1,613,406

Cash dividend declared
  $.75 per share                                                     (330,054)    (330,054)

Capital stock issued                2,000      20,000      28,000                   48,000
                               ----------  ----------  ----------  ----------  -----------
Balance September 30, 1995        441,072  $4,410,720  $3,395,617  $7,555,449  $15,361,786
                               ==========  ==========  ==========  ==========  ===========


Balance December 31, 1995         441,072  $4,410,720  $3,395,617  $7,564,900  $15,371,237

Net income for nine months
  ended September 30, 1996                                          1,374,810    1,374,810

Cash dividend declared
  $.80 per share                                                     (352,858)    (352,858)
                               ----------  ----------  ----------  ----------  -----------
Balance September 30, 1996        441,072  $4,410,720  $3,395,617  $8,586,852  $16,393,189
                               ==========  ==========  ==========  ==========  ===========

































                             The accompanying notes are an integral part of these financial statements

                             BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              FOR THE NINE MONTHS ENDED SEPTEMBER, 1996 AND 1995


                                                              1996              1995
                                                          -----------       -----------
Operating activities
  Net Income                                              $ 1,374,810       $ 1,613,406

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Deferred taxes                                              (30,683)          (25,956)
  Provision for loan losses                                    50,000            75,000
  Provision for depreciation                                  226,068           192,955
  (Gain) loss on sale of other real estate                      7,086             5,610
  (Gain) loss on sale of loans                                    399                 0
  Amortization of investment security premiums, net            62,306            65,984
  Amortization of valuation adjustment on acquired loans       88,310           143,840
  Amortization of valuation adjustment on acquired deposits   (60,380)          (77,030)
  Amortization of negative goodwill                          (266,520)         (318,790)
  Net decrease in loans held for sale                               0           485,641
  (Increase) decrease in accrued interest receivable         (219,359)         (177,734)
  (Increase) decrease in cash surrender value                 (27,682)          (33,370)
  (Increase) decrease in other assets                           7,992           (74,262)
  Increase (decrease) in accrued interest payable             (88,075)          111,840
  Increase (decrease) in advances from borrowers for
    taxes and insurance                                       (82,250)          (58,281)
  Increase (decrease) in other liabilities                    (66,760)          (10,224)
                                                          ------------      ------------
     Net cash provided (used) by operating activities     $   975,262       $ 1,918,629
                                                          ------------      ------------


Investing activities
  Purchase of Federal Home Loan Bank Stock                    (42,100)          (45,700)
  Proceeds from sale of federal home loan bank stock           29,200            34,900
  Purchases of investment securities                                0                 0
  Proceeds from maturities and paydowns
    of investment securities                                  494,515         8,869,505
  (Increase) decrease in federal funds sold                 1,275,000                 0
  Net increase in loans                                    (2,327,737)      (10,389,391)
  Purchases of premises and equipment                        (358,667)         (285,354)
  Proceeds from sales of other real estate, net               246,450            49,390
                                                          ------------      ------------
     Net cash provided (used) by investing activities     $  (683,339)      $(1,766,650)
                                                          ------------      ------------


Financing activities
  Net increase (decrease) in customer deposits               (588,593)        5,164,665
  Net increase (decrease) in short term borrowings           (268,829)       (5,159,465)
  Common stock issued                                               0            48,000
  Cash dividends paid                                        (352,858)         (330,054)
                                                          ------------      ------------
    Net cash provided (used) by financing activities      $(1,210,280)      $  (276,854)
                                                          ------------      ------------

Increase (decrease) in cash and cash equivalents             (918,357)         (124,875)

Cash and cash equivalents at beginning of period            4,702,493         4,223,402

Cash and cash equivalents at end of period                $ 3,784,136       $ 4,098,527
                                                          ============      ============


                                                  (Continued)


                   The accompanying notes are an integral part of these financial statements

                          BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                                   CONSOLIDATED STATEMENT OF CASH FLOWS

                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                  (Continued)


                                                              1996                1995
                                                           ----------          ----------
Supplemental disclosures:

Cash paid for:

  Interest on deposits and other borrowing                 $3,979,043          $3,732,922
  Income taxes                                             $  784,244          $  839,261

Non-cash investing activities:

  Transfers from loans to other real estate
    owned acquired through foreclosure                     $   35,065          $   94,194







                   The accompanying notes are an integral part of these financial statements


                    BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
                      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


Presentation. The accompanying consolidated balance sheet as of December 31, 1995, has been derived from the audited financial statements of the Company for the year then ended.

The accompanying consolidated financial statements as of September 30, 1996, and for the three and nine month periods ending September 30 of 1996 and 1995, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position and operating results of the periods presented.


Nonperforming assets at September 30, 1996 and December 31, 1995, were as follows:

                                                                   09/30/96        12/31/95
                                                                 ----------      ----------
Nonaccrual loans                                                 $  275,362      $  299,501
Ninety days or more past due                                        355,097         204,738
                                                                 ----------      ----------
Total nonperforming loans                                        $  630,459      $  504,239
Other real estate owned (net)                                        63,930         258,536
                                                                 ----------      ----------
Total nonperforming assets                                       $  694,389      $  762,775
                                                                 ==========      ==========
Nonperforming loans as a
percent of loans, net of
unearned interest and loans
held for sale                                                         .66%            .54%


The following table reflects the transactions in the allowance for loan losses for the nine month periods ended September 30, 1996 and 1995:


                                                                      1996           1995
                                                                   ---------      ---------
Balance at beginning of year                                       $ 723,641      $ 750,523

Provision charged to operations                                       50,000         75,000

Charge offs                                                         (102,403)      (159,229)
Recoveries                                                            13,918         36,334
                                                                   ----------     ----------
Net recoveries (charge offs)                                       $ (88,485)     $(122,895)

Balance at end of period                                           $ 685,156      $ 702,628
                                                                   ==========     ==========

Allowance for loan losses as a
percent of loans, net of unearned
interest and loans held for sale                                       .72%           .75%


Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

          This discussion is intended to supplement the consolidated financial statements, expand on material changes in financial condition since year end and to compare the operating results for the nine months ended September 30, 1996, to the same period in 1995.


          Financial Condition

          Total assets were $151.4 million at September 30, 1996, compared to $151.8 million at year end 1995.

          Total loans, net of unearned interest and allowance for losses, increased $2.13 million from $92.0 million at December 31, 1995, to $94.1 million at September 30, 1996.

          Nonperforming loans at September 30, 1996, were $630 thousand compared to $504 thousand at December 31, 1995. The breakdown of nonperforming loans at September 30, 1996 were nonaccrual loans of $275 thousand and loans past due ninety days or more of $355 thousand compared to $300 thousand and $205 thousand respectively at December 31, 1995. Nonperforming loans as a percent of loans, net of unearned income, was .66% at September 30, 1996, as compared to .54% at December 31, 1995. The increase in ninety days or more past due of $150 thousand is primarily related to delinquencies in residential mortgages.

          The allowance for possible loan losses was $685 thousand at September 30, 1996, compared to $703 thousand at September 30, 1995. The ratio of the allowance for possible loan losses to loans, net of unearned income and loans held for sale, remained stable at .72% at September 30, 1996, as compared to
 .75% at September 30, 1995. Management regularly reviews the level of the allowance for possible loan losses and is of the opinion that it is adequate at September 30, 1996. Net chargeoffs decreased for the first nine months of 1996 to $88 thousand as compared to $123 thousand for the same period in 1995.

          Other real estate decreased to $64 thousand compared to $259 thousand at December 31, 1995, due to the sale of property obtained with the acquisition of Natchez First Federal Savings Bank in 1993.

          Management determines the classification of its securities at acquisition. Securities that are deemed to be held to maturity are accounted for by the amortized cost method. These securities decreased $.6 million to $46.2 million at September 30, 1996, as compared to $46.8 million at December 31, 1995. Equity securities at September 30, 1996, comprised of Federal Reserve Bank Stock of $239 thousand and Federal Home Loan Bank Stock of $972 thousand remained stable. There were no securities held for sale at either period.

          The Company's cash and cash equivalents decreased to $3.8 million at September 30, 1996, compared to $4.7 million at December 31, 1995. Cash provided by operating activities increased by $1.0 million while investing and financing activities used $.7 million and $1.2 million respectively.

          Deposits decreased to $127.9 million at September 30, 1996, compared to $128.6 million at December 31, 1995.

          Stockholders' equity increased to $16.4 million at September 30, 1996, compared to $15.4 million at the end of 1995. The ratio of Stockholders' equity to assets increased to 10.83% at September 30, 1996, compared to 10.13% at the end of 1995, due to growth in retained earnings.

          The Company maintained a Tier 1 capital to risk weighted assets ratio at September 30, 1996, of 19.09%, a total capital to risk weighted assets ratio of 19.89% and a leverage ratio of 10.74%. These levels exceed the minimum requirements of the regulatory agencies of 4.00%, 8.00% and 3.00% respectively.

          Results of Operations

          First nine months of 1996 Compared to the First nine months of 1995

           Net income through September 30, 1996 was $1.37 million compared to $1.61 million for the same period in 1995. Earnings per share decreased to $3.10 per share for the first nine months of 1996 compared to $3.65 per share for the same period in 1995. These decreases were primarily the result of one-time expenses such as an additional FDIC assessment of $257 thousand to recapitalize the SAIF fund, compensation to executive management of $84 thousand to buy back existing stock options, and $40 thousand for legal fees related to the adoption of a Long-Term Incentive Plan, Shareholder Rights Agreement and other corporate matters. In addition, the bank has invested $75 thousand in the acquisition of electronic banking capabilities during the first nine months of 1996. Accounting guidelines provide that the majority of this expense be charged against current income and not capitalized. Management of the bank believes that the ability of the bank to expand its market and compete successfully in the future will depend upon its ability to provide customers with an electronic method to conduct all or some of their banking business. These one-time expenses in 1996 were offset by an increase of $243 thousand in net interest income.


          The returns on average assets and average equity for the first three quarters of 1996 were 1.20% and 11.40%, respectively, while the returns were 1.42% and 14.55%, respectively, for the comparable period in 1995.

          Net interest income for the period ended September 30, 1996 was $4.75 million, an increase of 5.4%, from $4.51 million over the same period in 1995. This is attributed primarily to the increase in the company's volume of average earning assets by $741 thousand along with a decrease in average interest-bearing liabilities of $667 thousand. The increase in average earning assets produced a greater effect on net interest income than did the decrease in average interest-bearing liabilities due to the shift from lower yielding investment securities, created through maturities, to higher yielding loans. This move helped the interest spread, the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities, increase from 3.39% in 1995 to 3.54% in 1996 further enhancing the net interest income.

          As a result of management's continuing assessment of the allowance for loan losses, the company determined that the current level of $685 thousand was adequate. The provision added for the three quarters ended September 30, 1996 was $50 thousand as compared to $75 thousand for the same period in 1995.

      Other income remained stable at $1.0 million for the nine months ended September 30, 1996.

          Other operating expenses for the nine months ended September 30, 1996 were $3.69 million, an increase of $622 thousand or 20.3% compared to the same period in 1995. $257 thousand of this increase is related to a one-time FDIC assessment to recapitalize the SAIF fund. The remaining increase of $365 thousand is primarily the result of expenses related to electronic banking and increases in salaries and employee benefits along with an increase in legal fees in relation to the adoption of a Long-Term Incentive Plan and Shareholder Rights Agreement. The company also showed a gain of $56 thousand for the nine months ended September 30, 1995 on the valuation of loans held for sale.

          The combination of all the above factors produced a pretax income of $2,023 thousand for the nine months ended September 30, 1996, as compared to $2,377 thousand for the same period in 1995. Income taxes for the nine months ended September 30, 1996, were $648 thousand as compared to $764 thousand for the same period in 1995.

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


                                        BRITTON & KOONTZ CAPITAL CORPORATION




November 13, 1996                       /s/ W. Page Ogden
                                        W. Page Ogden
                                        President and Chief Executive
                                        Officer




November 13, 1996                        /s/ Bazile R. Lanneau, Jr.
                                         Bazile R. Lanneau, Jr.
                                         Vice President and
                                         Chief Financial Officer

                                   EXHIBIT INDEX
                                   -------------

Exhibit
Number              Item
-------             ----

11                  Statement Regarding Computation of Per Share Earnings
20                  Other Documents or Statements to Security Holders