Form 10-Q/A
period 1996-09-30
BRITTON & KOONTZ CAPITAL CORP
filed 1996-11-14
CIK 707604

U. S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                 FORM 10-QSB/A
                               AMENDMENT NUMBER 1



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








The purpose of this amendment is to report correctly the WEIGHTED AVERAGE SHARES OUTSTANDING on the Consolidated Statement of Income.

                       BRITTON & KOONTZ CAPITAL CORPORATION
                                  AND SUBSIDIARY




                                      INDEX




CONSOLIDATED STATEMENT OF INCOME

SIGNATURE

               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF INCOME


                                                             Three Months Ended                            Nine Months Ended
                                                                September 30,                                September 30,
                                                   -----------------------------------           ----------------------------------
                                                       1996                     1995                 1996                    1995
                                                   ----------               ----------           ----------              ----------
Interest Income:
   Interest and fees on loans                      $2,074,386               $1,974,897           $6,094,693              $5,560,228
   Interest on investment securities
        Taxable interest income                       796,899                  868,074            2,430,619               2,731,465
        Exempt from federal taxes                      19,609                   17,340               57,737                  52,332
   Interest on federal funds sold                         996                    4,960               58,005                   8,036
                                                   ----------                -------------------     ----------          ----------
            Total Interest Income                  $2,891,890               $2,865,271           $8,641,054              $8,352,061
                                                   ----------               ----------           ----------              ----------
Interest Expense:
   Interest on deposits                            $1,217,977               $1,296,224           $3,746,095              $3,616,533
   Interest on federal funds purchase                  34,281                    5,296               34,515                  22,315
   Interest on securities sold under
        repurchase agreements                          34,333                   34,897              110,358                 205,914
                                                   ----------               ----------           ----------              ----------
            Total Interest expense                 $1,286,591               $1,336,417           $3,890,968              $3,844,762
                                                   ----------               ----------           ----------              ----------
Net Interest Income                                $1,605,299               $1,528,854           $4,750,086              $4,507,299

Provision for loan losses                                   0                   25,000               50,000                 $75,000
                                                   ----------               ----------           ----------              ----------
Net interest income after
  Provision for loan Losses                        $1,605,299               $1,503,854           $4,700,086              $4,432,299
                                                   ----------               ----------           ----------              ----------
Other Income:
   Service charge on deposit accounts                 167,917                  161,661              480,622                 461,160
   Income from fiduciary activities                    13,385                   13,799               41,323                  42,135
   Insurance premiums and commissions                   7,864                   10,563               31,713                  28,119
   Gain/(loss) on sale of ORE                               0                        0              (7,086)                 (5,610)
   Gain/(loss) on sale of mortgage loans                  615                        0                (399)                       0
   Gain on sale of premises & equipment                     0                        0                  100                       0
   Amortization of negative goodwill                   84,880                  101,560              266,520                 318,790
   Valuation adjustment loans held for sale                 0                        0                    0                  56,248
   Other                                               58,466                   23,104              195,039                 106,619
                                                   ----------               ----------           ----------              ----------
            Total other income                     $  333,127               $  310,687           $1,007,832              $1,007,461
                                                   ----------               ----------           ----------              ----------
Other Expense
   Salaries                                           601,838                  473,581            1,629,188               1,458,420
   Employee benefits                                   63,043                   77,236              202,233                 233,041
   Net occupancy expense                               90,035                   80,168              261,216                 247,814
   Equipment expense                                  119,107                   80,487              370,660                 244,217
   FDIC assessment                                    286,553                   24,046              345,619                 163,071
   Stationery & supplies                               31,462                   22,494               95,020                  73,797
   Other real estate expense                          (1,442)                    2,082              (6,053)                   4,155
   Other                                              269,923                  227,260              787,062                 637,967
                                                   ----------               ----------           ----------              ----------
            Total other expenses                   $1,460,519                $ 987,354           $3,684,945              $3,062,482
                                                   ----------               ----------           ----------              ----------
Income Before Income Taxes                            477,907                  827,187            2,022,973               2,377,278

Income tax expense                                    155,607                  255,939              648,163                 763,872
                                                   ----------               ----------           ----------              ----------
Net Income                                         $  322,300               $  571,248           $1,374,810              $1,613,406
                                                   ==========               ==========           ==========              ==========

Net Income Per Share                                    $0.73                    $1.29                $3.10                   $3.65

Weighted Average Shares Outstanding                   442,584                  442,342              442,954                 441,835


   The accompanying notes are an integral part of these financial statements

                                                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                         BRITTON & KOONTZ CAPITAL CORPORATION



   November 14, 1996                     /s/ W. Page Ogden
                                         W. Page Ogden
                                         President and Chief Executive
                                         Officer