Form 10KSB
period 1996-12-31
BRITTON & KOONTZ CAPITAL CORP
filed 1997-03-28
CIK 707604

March 28, 1997



Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C. 20549


Re:  Britton & Koontz Capital Corporation (the "Company")
     Annual Report on Form 10-KSB for Period Ended
     December 31, 1996 (Commission File No. 0-22606)

Ladies and Gentlemen:

     Pursuant to Section 15(d) of the Securities Exchange Act of
1934, as amended (the "Act"), transmitted herewith for filing, is the Company's Annual Report on Form 10-KSB, with exhibits, for the period ended December 31, 1996.

     The financial statements in the annual report do not reflect any change from the prior year in any accounting principles or practices or in the method of applying any such principles or practices.



Sincerely yours,




William M Salters
Vice President/Controller


Enclosures

		       SECURITIES AND EXCHANGE COMMISSION
			     Washington, D.C.  20549



				   FORM 10-KSB




  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

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


      Securities registered pursuant to Section 12(b) of the Exchange Act:

				      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

			   Common Stock, $10 Par Value
				(Title of Class)

   Check whether the issuer (1) filed all reports required to be filed by
   Section 13 or 15(d) of the Exchange Act during the past 12 months
   (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
   90 days.  Yes   X   No

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   The issuer's revenues for the 1996 fiscal year were $12,875,183.

   The aggregate market value of the issuer's voting stock held by non-affiliates computed by reference to the price at which the stock was sold as of February 19, 1997 is $18,335,996 for 269,647 shares at an estimated $68.00 per share.


   State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1997.

		  Common Stock, $10  Par Value: 441,072 shares


   Transitional Small Business Disclosure Format (check one):

		       Yes             No   X

		       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's annual report to shareholders for the fiscal year ended December 31, 1996 are incorporated by reference into Part II of this annual report on Form 10-KSB.

2. Portions of the Registrant's definitive proxy statement, which was filed on March 7, 1997 with the Securities and Exchange Commission, are incorporated by reference into Part III of this annual report on Form 10-KSB.

				      CROSS REFERENCE INDEX
					       TO
					   FORM 10-KSB

	  Certain information required by Form 10-KSB is incorporated by reference from the annual report to shareholders as indicated below. Only that information expressly incorporated by reference is deemed filed with the Commission.

					     PART I

ITEM  1.        DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . *
ITEM  2.        DESCRIPTION OF PROPERTY.. . . . . . . . . . . . . . . . . . *
ITEM  3.        LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . *
ITEM  4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY
		HOLDERS . . . . . . . . . . . . . . . . . . . . . . . .  None

					     PART II

ITEM  5.        MARKET FOR COMMON EQUITY AND RELATED
		STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . *
ITEM  6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR
		PLAN OF OPERATION . . . . . . . . . . . . . . . . . . . .  **
ITEM  7.        FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . .  **
ITEM  8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
		ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . .  None

					    PART III

ITEM  9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
		AND CONTROL PERSONS; COMPLIANCE WITH
		SECTION 16(a) OF THE EXCHANGE ACT . . . . . . . . . . . . ***
ITEM 10.        EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . ***
ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
		OWNERS AND MANAGEMENT . . . . . . . . . . . . . . . . . . ***
ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED
		TRANSACTIONS. . . . . . . . . . . . . . . . . . . . . . . ***
ITEM 13.        EXHIBITS, LIST AND REPORTS ON FORM 8-K. . . . . . . . . . . *



* This information is included in this annual report on Form 10-KSB and is not incorporated by reference from the Company's annual report to shareholders.

** This information is incorporated by reference from the Company's annual report to shareholders pursuant to Instruction E(2) of Form 10-KSB, which annual report is included as Exhibit 13 to this annual report on Form 10-KSB.

*** The material required by Items 9 through 12 is incorporated by reference from the Company's definitive proxy statement pursuant to Instruction E(3) of Form 10-KSB. The Company filed a definitive proxy statement with the Securities and Exchange Commission on March 7, 1997.

					     PART I

Item 1.  Description of Business.

General

       The Company

       Britton & Koontz Capital Corporation (the "Company") was organized as a Mississippi business corporation in July of 1982 and became a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), when it acquired all of the issued and outstanding shares of Britton & Koontz First National Bank, a national banking association (the "Bank"), later that same year. The Bank is the only subsidiary of the Company and its stock is the Company's most significant asset. In July, 1993, the Company acquired Natchez First Federal Savings Bank ("Natchez First Federal"), located in Natchez, Mississippi, and merged it into the Bank. As a result of this merger, the Bank's total assets were increased by approximately $48 million.

       The Company's major source of income in 1996 was dividends from the Bank in the amount of $952,858. The Company expects that dividends from the Bank will continue to be the Company's major source of income in 1997. As of December 31, 1996, the Company had total consolidated assets of approximately $151 million, and total consolidated shareholders' equity of approximately $16.5 million.

       The Bank

       The Bank conducts a full service banking business from its main office and two branch offices, all of which are located in Natchez, Mississippi. The Bank provides commercial and consumer banking and trust services to customers in Adams County and the adjoining counties and parishes of Mississippi and Louisiana, respectively. The geographical area serviced by the Bank is economically diverse and includes public and private sector industries, including government service, manufacturing, tourism, agriculture and oil and gas exploration.

       The products and services offered by the Bank include personal and commercial checking accounts, money market deposit accounts, savings accounts, and automated clearinghouse services. The Bank also offers money transfer services, safe deposit box facilities and access to a network of automated teller machines. In recent years and primarily as a result of its merger with Natchez First Federal in July, 1993, the Bank has become a full-service residential and commercial mortgage lender. The Bank also engages in other commercial and consumer lending activities, including, among other things, the issuance of VISA and MasterCard credit cards. The Bank's trust department offers a range of trust services, acting as trustee, executor, administrator, custodian, guardian and agent with responsibility for total assets of approximately $22 million.

       As of December 31, 1996, the Bank had total assets of approximately $151 million and total deposits of approximately $127 million.

       As of December 31, 1996, the Company and the Bank had approximately 67 full-time and 5 part-time employees for a total of 72 employees. The employees are not represented by a collective bargaining unit. The Company believes that its relationship with its employees is good.

       Internet and Electronic Banking Activities

       Management of the Company and the Bank are dedicated to keeping the Bank competitive as technological innovation in the banking industry increases.

       During 1996, the Bank replaced old check processing equipment and systems and will provide customers with image check statements in 1997.

       In 1995, the Bank installed communications systems necessary to provide Internet access to the public and for future delivery of electronic banking services. The Bank currently has in excess of 550 subscribers to its Internet access service.

       Management of the Bank believes that this communications infrastructure will enhance the Bank's long-term prospects in two ways. First, the current Internet service pricing plans offer discounted Internet access fees to subscribers who maintain select banking relationships with the Bank thus encouraging Internet users in the Natchez area to become customers of the Bank.

       Second, management of the Bank believes that the Bank's ability to compete successfully in the future will depend on its ability to provide consumer and business customers with an electronic method to conduct some or all of their banking business.

       During 1996, the Bank invested approximately $125,000 in the acquisition and development of electronic banking software and hardware utilizing the Internet communications infrastructure to provide electronic banking capabilities for its customers.

       Currently Bank customers using the Internet may, among other things, obtain account balances and information including extensive transaction histories, transfer funds between accounts, and request stop payment orders on outstanding checks. The Bank also intends in the future to implement features which allow customers to view images of cleared checks, request wire transfers to other institutions, apply for an electronic banking account, apply for loans, and receive current certificate of deposit, loan and mortgage rates.

       Management of the Bank believes that development of its electronic banking capability will allow it to expand its geographical market area and, perhaps, to compete on a regional or national basis. Further information about the Bank's electronic banking capabilities may be obtained from the Bank's Internet home page at http://www.bkbank.com.

Supervision and Regulation

       The banking industry is extensively regulated under federal and state law. As a bank holding company, the Company is subject to regulation under the BHCA and to supervision by the Board of Governors of the Federal Reserve System (the "FRB"). Pursuant to the BHCA, the Company may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any other company, including a bank, without the prior approval of the FRB. The BHCA further limits the activities of both the Company and the Bank to the business of banking and activities closely related or incidental to banking.

       As a national bank, the Bank is subject to supervision and regular examination by the Office of the Comptroller of the Currency (the "Comptroller"). Such examinations, however, are for the protection of the Bank Insurance Fund ("BIF") and, indirectly to a degree, for depositors, and not for the protection of investors and shareholders. Pursuant to the terms of the Federal Deposit Insurance Act (the "FDIA"), the deposits of the Bank are insured through the BIF and the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). Accordingly, the Bank is subject to regulation by the FDIC and is also subject to the Federal Reserve's requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered.

       In 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), which, among other things, substantially revised the depository institution regulatory and funding provisions of the FDIA. FDICIA also expanded the regulatory and enforcement powers of bank regulatory agencies. Most significantly, FDICIA mandates annual examinations of banks by their primary regulators and requires the federal banking agencies to take prompt "corrective action" whenever financial institutions do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution's capitalization status will depend on how well its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. As of December 31, 1996, the Bank maintained a capital level which qualified it as being "well capitalized" under such regulations.

       FDICIA also prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be "undercapitalized." For additional information regarding restrictions on the Bank's payment of dividends, see Item 5 - "Market for the Company's
Common Equity and Related Stockholder Matters -- Dividends," below.

       The banking industry is affected by the policies of the FRB. An important function of the FRB is to regulate the national supply of bank credit to moderate recessions and to curb inflation. Among the instruments of monetary policy used by the FRB to implement its objectives are: open-market operations in U.S. Government securities, changes in the discount rate on bank borrowings and changes in reserve requirements on bank deposits.

Interstate Banking and Branching Legislation

       Federal Law

       In 1994, Congress passed the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal"), which affected the interstate banking and branching abilities of bank holding companies and banks.

       Beginning June 1, 1997, Riegle-Neal authorizes a national bank domiciled in one state to establish branches in any other state as long as neither state has opted out of interstate branching between the date of enactment of Riegle-Neal and May 31, 1997. Riegle-Neal, however, does allow states to preserve certain restrictions on the entry of out-of-state banks, such as the fashion in which entry can be made, an age requirement for a bank being merged or acquired, and a deposit cap. Under Riegle-Neal, once a bank has established a branch in another state, it may exercise the same rights in that state as national and state banks enjoy in that state, including the ability to branch intra-state. Riegle-Neal provides that states may opt in early to interstate branching prior to June 1, 1997.

       Riegle-Neal also permits states to allow banks to enter the state by establishing a de novo branch in that state. In order to allow de novo entry into a state, that state must expressly provide for de novo branching. Once a bank has established a branch in a host state through de novo branching, it may exercise the same rights in that state as national and state banks enjoy, including the ability to branch intra-state. If a state opts out of interstate branching, no bank domiciled in that state may establish branches in other states, and no bank domiciled in another state may establish branches in that state.

       Mississippi Law

       On March 29, 1996, the Governor of Mississippi signed into law a bill in which Mississippi elected to opt in to interstate branching, effective May 1, 1997. As enacted, the bill would (1) allow all Mississippi banks to establish branches in any other state pursuant to the entry rules in the potential host state, and (2) allow out-of-state banks to establish branches in Mississippi pursuant to Mississippi's entry rules. The bill as enacted, however, does not authorize de novo branching into Mississippi. An out-of-state bank can establish branches in Mississippi only by (1) merging with a Mississippi domiciled bank, (2) buying all of the assets of a Mississippi domiciled bank, or (3) buying all of the assets in Mississippi of an out-of-state bank which has branches in Mississippi. All interstate branching transactions require appropriate regulatory approval.

       Consequence of Increased Interstate Activity

       Because of the increasing liberalization of the laws and regulations affecting the conduct of interstate banking activities, it is anticipated that competition in the Bank's geographical market area will increase. If large, regional bank holding companies acquire branches in the Bank's market area, they may offer a wider range of services than are currently offered by the Bank. In addition, some of these competitors may be more highly capitalized than the Bank and the Company.

       Further Changes in Regulatory Requirements

       The United States Congress and the Mississippi legislature have periodically considered and adopted legislation that has resulted in deregulation of, among other matters, banks and other financial institutions, or adversely affected the profitability of the banking industry. Future legislation could further modify or eliminate geographic restrictions on banks and bank holding companies and current prohibitions with other financial institutions, including mutual funds, securities brokerage firms, insurance companies, banks from other states and investment banking firms. The effect of any such legislation on the business of the Company or the Bank cannot be accurately predicted. The Company also cannot predict what legislation might be enacted or what other implementing regulations might be adopted, and if enacted or adopted, the effect thereof.

Restriction on Dividends

       The Company is a legal entity separate and distinct from the Bank and substantially all of the Company's revenues result from amounts paid by the Bank, as dividends, to the Company. The payment of dividends by the Bank is, of course, dependent upon its earnings and financial condition. The Bank, however, as a national bank, is also subject to legal limitations on the amount of its earnings that it may pay as dividends. For additional information regarding the restrictions on the Bank's payment of dividends, see Item 5 - "Market for the Company's Common Equity and Related Stockholder Matters
-- Dividends," below.

Competition

       There is significant competition among banks and bank holding companies in Mississippi. The Bank competes with both national and state banks for deposits, loans and trust accounts and with savings and loan associations and credit unions for loans and deposits. The Bank also competes with large national banks from the principal cities in Louisiana and Mississippi for certain commercial loans.

       The deregulation of depository institutions as well as the increased ability of nonbanking financial institutions, such as finance companies, investment companies, insurance companies and several governmental agencies, to provide services previously reserved to commercial banks has further intensified competition. Accordingly, the Bank now competes with these nonbanking financial institutions, all of which are engaged in marketing various types of loans, commercial paper, short-term obligations, investments and other services. Because nonbanking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, in many instances they may operate with greater flexibility. The continued deregulation of the financial services industry may have a detrimental effect on the Bank's long-term growth and profitability.

Environmental

       The Company is subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment. The Company does not believe that it will be required to expend any material amounts to comply with these laws and regulations.

Item 2.  Description of Property.

       The Company has its principal offices in its headquarters building at 500 Main Street, Natchez, Adams County, Mississippi 39120, which is owned and occupied by the Bank. The Bank also owns the properties on which its two branch offices are located, as well as other residential and commercial properties which it has acquired primarily through foreclosure proceedings. In the judgment of management, the facilities of the Company and the Bank are generally suitable and adequate for the needs of the Company and the Bank.

Item 3.  Legal Proceedings.

       None

Item 4.  Submission of Matters to a Vote of Security Holders.

       Not applicable.

				PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

(a)    Market Information

       On October 17, 1996, the Company listed its Common Stock on the
Nasdaq Small Cap Market. Prior to that date, there was no established public trading market for the Common Stock.

       The table below sets forth the high and low prices for the Company's Common Stock for the periods indicated. For the period October 17, 1996 through December 31, 1996, the table sets forth the Nasdaq Small Cap bid prices for the Common Stock. For all other periods, the table sets forth the high and low sales price for Common Stock based upon a small number of transactions that were reported to the Company by a regional securities broker who facilitated the trading of the Common Stock during those periods. The quotations for these periods reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not reflect actual transactions in the Company's Common Stock.



								   Dividends
			    High                Low                per Share
Period 1996
_________________          ______             ______               _________

10/17/96-12/31/96          $58.00             $45.00                 $1.20
10/01/96-10/16/96          $41.00             $41.00
3rd Quarter                $40.00             $40.00
2nd Quarter                $40.00             $37.00                 $ .80
1st Quarter                $39.00             $36.00

Fiscal 1995

4th Quarter                $39.00             $36.00                 $1.15
3rd Quarter                $37.00             $34.00
2nd Quarter                $36.00             $33.50                 $ .75
1st Quarter                $36.00             $34.00


(b)    Holders

       On February 19, 1997, there were 539 shareholders of record of Britton
& Koontz Capital Corporation Common Stock.


(c)    Dividends

       Pursuant to Mississippi law, the Company's Board of Directors may authorize the Company to pay cash dividends to its shareholders. The only limitation on such a dividend is that no distribution may be made if, after giving effect to the distribution (a) the Company would not be able to pay its debts as they come due in the usual course of business, or (b) the Company's total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of any shareholders whose preferential rights are superior to those receiving the distribution.

       The principal source of the Company's cash revenues, however, are dividends from the Bank. There are certain limitations under federal law on the payment of dividends by national banks. Under federal law, the directors of a national bank, after making proper deduction for all expenses and other deductions required by the Comptroller, may credit net profits to the bank's undivided profits account, and may declare a dividend from that account of so much of the net profits as they judge expedient.

       The prior approval of the Comptroller is required, however, if the total of all dividends declared by a national bank in any calendar year will exceed the sum of such bank's net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends which would be greater than the bank's undivided profits after deducting statutory bad debt in excess of the bank's allowance for loan losses. Finally, FDICIA generally prohibits a depository institution from making any capital distribution to its holding company if the depository institution would thereafter be "undercapitalized."

       In addition, both the Company and the Bank are subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a national bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The Comptroller has indicated that paying dividends that deplete a national bank's capital base to an inadequate level would be an unsound and unsafe banking practice. The Comptroller and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings. The Bank's ability to pay dividends is also limited by prudence, statutory and regulatory guidelines, and a variety of other factors.

       Further, in connection with the acquisition of Natchez First Federal in 1993, the Bank assumed a liquidation account of approximately $2.8 million which has the effect of prohibiting the payment of dividends if the Bank's net worth would thereby be reduced below the amount required for the liquidation account. Management does not anticipate that this restriction will have a material adverse effect on the Bank's ability to pay dividends to the Company.

       The Company has declared semiannual cash dividends in each of the last three fiscal years totalling, on an annual basis, $1.85 per share for 1994, $1.90 per share for 1995 and $2.00 per share for 1996. Historical dividend payout ratios, expressed as a percentage of net income, for 1994 to 1996 were 38.454%, 39.31% and 43.41%, respectively.

       The declaration of future dividends is at the discretion of the Company and generally will be dependent upon the earnings of the Bank, the assessment of capital requirements, considerations of safety and soundness, applicable law and regulation and other factors. Subject to the limitations set forth above, it is the present policy of the Board of Directors of the Company to continue the declaration of cash dividends on the Company's Common Stock on a semiannual basis, to the extent practicable.

       Retained earnings of the Bank available for payment of cash dividends under applicable dividend regulations exceeded $3.7 million as of December 31, 1996, although the Bank intends to retain most of these funds for capital and not to pay them out as dividends.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

       This information is incorporated by reference from the Company's annual report to shareholders, which annual report is included as Exhibit 13 to this annual report on Form 10-KSB.


Item 7.  Financial Statements.

       The following consolidated financial statements of the Company and the Bank are included in the Company's annual report to shareholders, which annual report is included as Exhibit 13 to this annual report on Form 10-KSB, and are herein incorporated by reference:

       -         Independent Auditor's Report;
       - Consolidated Statements of Financial Condition - December 31, 1996 and 1995;
       - Consolidated Statements of Income - Years ended December 31, 1996 and 1995;
       - Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 1996 and 1995;
       - Consolidated Statements of Cash Flows - Years ended December 31, 1996 and 1995; and
       -         Notes to Consolidated Financial Statements.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       None.

					    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

	This information is incorporated by reference to the Company's definitive proxy statement filed with the Commission pursuant to Regulation 14A.


Item 10.  Executive Compensation.

	This information is incorporated by reference to the Company's definitive proxy statement filed with the Commission pursuant to Regulation 14A.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

	This information is incorporated by reference to the Company's definitive proxy statement filed with the Commission pursuant to Regulation 14A.

Item 12.  Certain Relationships and Related Transactions.

	This information is incorporated by reference to the Company's definitive proxy statement filed with the Commission pursuant to Regulation 14A.


Item 13.  Exhibits, List and Reports on Form 8-K.

(a)    Exhibits

       The response to this portion of Item 13 is submitted as the Exhibit Index attached hereto and hereby incorporated herein by this reference.

(b)    Reports on Form 8-K

       The Company filed a report on Form 8-K, dated November 15, 1996, announcing the listing of its stock on NASDAQ under the symbol BKBK.

       The Company filed a report on Form 8-K, dated November 15, 1996, reporting third quarter earnings and the declaration of a semi-annual dividend.

					   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


					    BRITTON & KOONTZ CAPITAL CORPORATION
					    (Registrant)



					    By: /s/ W. Page Ogden
					       _________________________________
						   W. Page Ogden
						   President and
						   Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                    Title                               Date
_________                    _____                               ____


/s/ W. Page Ogden            President,                          March 28, 1997
_________________            Chief Executive
W. Page Ogden                Officer and
			     Director
			     (Principal Executive Officer)


/s/ W. W. Allen, Jr.         Director                            March 28, 1997
____________________
W. W. Allen, Jr.


/s/ Craig A. Bradford        Director                            March 28, 1997
______________________
Craig A. Bradford, DMD


/s/ James J. Cole            Director                            March 28, 1997
_________________
James J. Cole



			     {SIGNATURES CONTINUE ON FOLLOWING PAGE}



			     {SIGNATURES CONTINUED FROM PRECEDING PAGE}

Signature                    Title                               Date
_________                    _____                               ____


/s/ Wilton R. Dale           Director                            March 28, 1997
__________________
Wilton R. Dale


/s/ William J. Feltus, Jr.   Chairman and                        March 28, 1997
__________________________   Director
William J. Feltus, Jr.


/s/ A. J. Ferguson           Director                            March 28, 1997
__________________
A. J. Ferguson


_____________________        Director                            March 28, 1997
Charles W. Herold, Jr.



/s/ C. Hayden Kaiser, Jr.    Vice Chairman                       March 28, 1997
_________________________    and Director
Hayden Kaiser, Jr.


/s/ Donald E. Killelea       Director                            March 28, 1997
______________________
Donald E. Killelea, M.D.


/s/ Bazile R. Lanneau, Sr.   Director                            March 28, 1997
__________________________
Bazile R. Lanneau, Sr.


/s/ Bazile R. Lanneau, Jr.   Vice President, Chief               March 28, 1997
__________________________   Financial Officer, Treasurer,
Bazile R. Lanneau, Jr.       Assistant Secretary and Director
			     (Principal Financial Officer)
			     (Principal Accounting Officer)


/s/ Albert W. Metcalfe       Secretary and                       March 28, 1997
______________________       Director
Albert W. Metcalfe


/s/ Bethany L. Overton       Director                            March 28, 1997
______________________
Bethany L. Overton


/s/ Robert R. Punches        Director                            March 28, 1997
_____________________
Robert R. Punches


			    EXHIBITS TO ANNUAL REPORT ON FORM 10-KSB

			     OF BRITTON & KOONTZ CAPITAL CORPORATION

				       FOR THE FISCAL YEAR

				     ENDED DECEMBER 31, 1996

				EXHIBIT INDEX




Exhibit    Description of Exhibit
_______    ______________________


3.1        Restated Articles of Incorporation of Britton & Koontz Capital      *
	   Corporation, incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-8, Registration
	   No. 333-20631, filed with the Commission on January 29,
	   1997.

3.2        By-Laws of Britton & Koontz Capital Corporation, as amended         *
	   and restated, incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8A filed with the
	   Commission on October 13, 1993.

4.1 Certain provisions defining the rights of Shareholders are found in the Articles of Incorporation and By-Laws of Britton &
	   Koontz Capital Corporation.  See Exhibits 3.1 and 3.2, above.

4.2        Shareholder Rights Agreement dated June 1, 1996 between             *
	   Britton & Koontz Capital Corporation and Britton & Koontz
	   First National Bank, as Rights Agent, incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the
	   Commission on January 29, 1997.

10.1       Employment Agreement dated December 31, 1996, between
	   Britton & Koontz Capital Corporation and W. Page Ogden.

10.2       Employment Agreement dated December 31, 1996, between
	   Britton & Koontz Capital Corporation and Bazile R. Lanneau, Jr.

10.3       Employment Agreement dated January 1, 1996 between Britton          *
	   & Koontz Capital Corporation and James J. Cole, incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 29, 1996.

10.4       Salary Continuation Plan Agreements dated September 26,             *
	   1994, between Britton & Koontz Capital Corporation and W.
	   Page Ogden, Bazile R. Lanneau, Jr. and James J. Cole, incorporated by reference to Exhibit 10 to Registrant's Current Report on Form 10-QSB filed with the Commission on November 14, 1994.

10.5       System Purchase Agreement dated January 22, 1996 between            *
	   the Britton & Koontz First National Bank and InterBank
	   Systems, Inc., incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-KSB filed with the
	   Commission on March 29, 1996 and Form 10-KSB/A, Amendment Number
	   1, filed with the Commission on June 14, 1996.

10.6       Independent Contractor Agreement dated January 22, 1996             *
	   between InterBank Systems, Inc. and Summit Research, Inc., incorporated by reference to Exhibit 10.6 to Registrant's
	   Annual Report on Form 10-KSB filed with the Commission on March 29, 1996 and Form 10-KSB/A, Amendment Number 1, filed with the Commission on June 14, 1996.

10.7       Britton & Koontz Capital Corporation Long-Term Incentive            *
	   Compensation Plan and Amendment, incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form
	   S-8, Registration No. 333-20631, filed with the Commission on
	   January 29, 1997.

11         Statement re: computation of per share earnings.

13         Annual report to shareholders for 1996 fiscal year

21         Subsidiaries of the Registrant

23.1       Consent of Independent Auditors

27         Financial Data Schedule


* As indicated in the column entitled "Description of Exhibit," this exhibit is incorporated by reference to another filing or document.