Form 10QSB
period 1997-03-31
BRITTON & KOONTZ CAPITAL CORP
filed 1997-05-15
CIK 707604

U. S. SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.  20549


                                      FORM 10-QSB




(Mark One)

[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Quarterly Period Ended March 31, 1997

[ ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934



                           Commission File Number 0-22606


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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X , No

441,072 Shares of Common Stock, Par Value $10.00, were issued and outstanding as of April 1, 1997.

Transitional Small Business Disclosure Format:  Yes    , No  X

                         BRITTON & KOONTZ CAPITAL CORPORATION
                                    AND SUBSIDIARY


                                        INDEX



PART I     FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Consolidated Balance Sheets for March 31, 1997 and December 31, 1996.

Consolidated Statements of Income for the Three Months
Ended March 31, 1997 and March 31, 1996.

Consolidated Statements of Stockholders' Equity for the Three Months Ended March 31, 1997 and
March 31, 1996.

Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 1997 and March 31, 1996.

Notes to the Consolidated Financial Statements.

Item 2.  Management's Discussion and Analysis or
         Plan of Operation.


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


SIGNATURES

                      BRITTON & KOONTZ CAPITAL CORPORATION
                                 AND SUBSIDIARY


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


Consolidated Balance Sheets for March 31, 1997 and December 31, 1996.

Consolidated Statements of Income for the Three Months Ended March 31, 1997 and March 31, 1996.

Consolidated Statements of Stockholders' Equity for the Three Months Ended March 31, 1997 and March 31, 1996.

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1997 and March 31, 1996.

Notes to the Consolidated Financial Statements. These Notes constitute an integral part of the Consolidated Financial Statements.

                    BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                               CONSOLIDATED BALANCE SHEETS

                           MARCH 31, 1997 AND DECEMBER 31, 1996


                                                                                   March 31,               December 31,
                                                                                      1997                     1996
                                                                                 --------------           ---------------
ASSETS:
Cash and due from banks:
   Non-interest bearing                                                          $    2,679,201            $    4,656,684
   Interest bearing                                                                   3,067,864                   449,801
                                                                                 --------------            --------------
   Total cash and due from banks                                                      5,747,065                 5,106,485

Federal funds sold                                                                    6,700,000                   700,000
Investment securities:
   Held-to-maturity(estimated market value of
   $39,831,522 in 1997 and $43,595,368 in 1996)                                      39,992,562                43,412,008
   Equity securities                                                                  1,197,050                 1,197,650
Loans, less unearned income of $242,430 in 1997 and
   $252,625 in 1996; and allowance for loan losses of
   $654,845 in 1997 and $622,975 in 1996                                             96,336,337                95,322,179
Bank premises and equipment, net of accumulated
   depreciation                                                                       3,649,325                 3,674,397
Other real estate owned                                                                  78,448                    78,928
Accrued interest receivable                                                           1,141,342                 1,058,111
Cash surrender value life insurance                                                     649,780                   634,930
Other assets                                                                            109,946                   117,974
                                                                                 --------------            --------------
   Total Assets                                                                  $  155,601,855            $  151,302,662
                                                                                 ==============            ==============


LIABILITIES:

Deposits:
   Non-interest bearing                                                              16,369,894                16,065,133
   Interest bearing                                                                 113,143,861               110,375,292
                                                                                 --------------            --------------
   Total Deposits                                                                $  129,513,755            $  126,440,425

Securities sold under repurchase agreements                                           4,414,678                 1,664,139
Federal funds purchased                                                                       0                 2,000,000
Accrued Interest Payable                                                                899,327                   839,461
Negative Goodwill, net of accumulated amortization
   of $1,621,230 in 1997 and $1,543,680 in 1996                                       1,439,192                 1,516,742
Advances from borrowers for taxes & insurance                                           154,136                   367,734
Accrued taxes and other liabilities                                                   2,076,995                 1,952,779
                                                                                 --------------            --------------
   Total Liabilities                                                             $  138,498,083            $  134,781,280
                                                                                 --------------            --------------


STOCKHOLDERS EQUITY:

Common stock, $10 par value per share; 3,000,000
   shares authorized; 441,072 shares issued and
   outstanding in 1997 and 1996                                                       4,410,720                 4,410,720
Additional paid-in-capital                                                            3,395,617                 3,395,617
Retained earnings                                                                     9,297,435                 8,715,045
                                                                                 --------------            --------------
   Total Stockholders' Equity                                                    $   17,103,772            $  16,521,382
                                                                                 --------------            --------------
   Total Liabilities and Stockholders' Equity                                    $  155,601,855            $  151,302,662
                                                                                 ==============            ==============



                    The accompanying notes are an integral part of these financial statements.


                            BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                                      CONSOLIDATED STATEMENTS OF INCOME


                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                 1997                  1996
                                                                               __________            __________

Interest Income:
   Interest and fees on loans                                                  $2,102,560            $2,003,031
   Interest on investment securities
        Taxable interest income                                                   730,803               802,887
   Exempt from federal taxes                                                       19,642                18,631
   Interest on federal funds sold                                                  22,163                26,908
                                                                               ----------           -----------
            Total Interest Income                                              $2,875,168            $2,851,457
                                                                               ----------           -----------
Interest Expense:
   Interest on deposits                                                        $1,223,125            $1,287,655
   Interest on federal funds purchased                                              2,538                     0
   Interest on securities sold under
        repurchase agreements                                                      26,464                35,041
                                                                               ----------            ----------
            Total Interest expense                                             $1,252,127            $1,322,696
                                                                               ----------            ----------
Net Interest Income                                                            $1,623,041            $1,528,761

Provision for loan losses                                                          40,000                50,000

                                                                               ----------            ----------
Net interest income after
  Provision for loan Losses                                                    $1,583,041            $1,478,761
                                                                               ----------           -----------
Other Income:
   Service charge on deposit accounts                                             171,525               156,866
   Income from fiduciary activities                                                14,412                13,264
   Insurance premiums and commissions                                               9,560                11,141
   Gain/(loss) on sale of ORE                                                           0                (9,061)
   Gain/(loss) on sale of mortgage loans                                           (4,161)                 (978)
   Gain on sale of premises & equipment                                                 0                   100
   Amortization of negative goodwill                                               77,550                92,860
   Other                                                                           88,433                76,636
                                                                               ----------            ----------
            Total other income                                                 $  357,319            $  340,828
                                                                               ----------            ----------
Other Expense:
   Salaries                                                                       550,447               513,091
   Employee benefits                                                               79,169                76,482
   Net occupancy expense                                                           83,587                80,113
   Equipment expense                                                               97,144               133,537
   FDIC assessment                                                                  9,380                28,119
   Stationery & supplies                                                           22,416                32,987
   Other real estate expense                                                          130                (7,069)
   Other                                                                          227,351               208,603
                                                                               ----------            ----------
            Total other expenses                                               $1,069,624            $1,065,863
                                                                               ----------            ----------
Income Before Income Taxes                                                        870,736               753,726

Income tax expense                                                                288,346               248,473
                                                                               ----------            ----------
Net Income                                                                     $  582,390            $  505,253
                                                                               ==========            ==========

Net Income Per Share                                                           $     1.32            $     1.14
Weighted Average Shares Outstanding                                               441,718               443,072





                     The accompanying notes are an integral part of these financial statements

                         BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996



                                                            PAR                           RETAINED
                                           # SHARES        VALUE          SURPLUS         EARNINGS           TOTAL
                                           --------      ----------     ----------      ----------       -----------

Balance December 31, 1995                   441,072      $4,410,720     $3,395,617      $7,564,900       $15,371,237

Net income for three months
    ended March 31, 1996                                                                   505,253           505,253
                                           --------      ----------     ----------      ----------       -----------

Balance March 31, 1996                      441,072      $4,410,720     $3,395,617      $8,070,153       $15,876,490
                                           ========      ==========     ==========      ==========       ===========


Balance December 31, 1996                   441,072      $4,410,720     $3,395,617      $8,715,045       $16,521,382

Net income for three months
    ended March 31, 1997                                                                   582,390           582,390

                                           --------      ----------     ----------      ----------       -----------
Balance March 31, 1997                      441,072      $4,410,720     $3,395,617      $9,297,435       $17,103,772
                                           ========      ==========     ==========      ==========       ===========




                                  The accompanying notes are an integral part of these financial statements




                             BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                                   CONSOLIDATED STATEMENT OF CASH FLOWS

                             FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996




                                                                 1997              1996
                                                             -----------       -----------
Operating activities:
  Net Income                                                 $   582,390       $   505,253

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Deferred taxes                                                 (18,386)          (37,759)
  Provision for loan losses                                       40,000            50,000
  Provision for depreciation                                      78,792            70,653
  Federal home loan bank stock dividends received                (13,400)          (14,000)
  (Gain) loss on sale of other real estate                             0             9,061
  (Gain) loss on sale of loans                                     4,161                 0
  Amortization of investment security premiums, net                1,698            25,991
  Amortization of valuation adjustment on acquired loans          20,560            33,060
  Amortization of valuation adjustment on acquired deposits       (4,350)          (22,580)
  Amortization of negative goodwill                              (77,550)          (92,860)
  (Increase) decrease in accrued interest receivable             (83,231)          (68,940)
  (Increase) decrease in cash surrender value                    (14,850)          (13,024)
  (Increase) decrease in other assets                              8,028           (41,969)
  Increase (decrease) in interest payable                         59,866            63,435
  Increase (decrease) in advances from borrowers for
    taxes and insurance                                         (213,598)         (188,137)
  Increase (decrease) in other liabilities                       142,602          (113,263)
                                                             ------------      ------------
     Net cash provided (used) by operating activities        $   512,732       $   164,921
                                                             ------------      ------------



Investing activities:
  Proceeds from sale of federal home loan bank stock              14,000            15,300
  Purchases of investment securities                                   0        (4,186,939)
  Proceeds from maturities and paydowns
    of investment securities                                   3,417,748         1,714,685
  (Increase) decrease in federal funds sold                   (6,000,000)         (720,000)
  Net (increase)/decrease in loans                            (1,078,399)          963,685
  Purchases of premises and equipment                            (53,720)          (84,764)
  Proceeds from sales of other real estate, net                        0           221,280
                                                             ------------      ------------
     Net cash provided (used) by investing activities        $(3,700,371)      $(2,076,753)
                                                             ------------      ------------



Financing activities:
  Net increase (decrease) in customer deposits                 3,077,680         2,089,060
  Net increase (decrease) in short term borrowings             2,750,539           198,593
  Net increase (decrease) in Fed Funds Purchased              (2,000,000)                0
                                                             ------------      ------------
    Net cash provided (used) by financing activities         $ 3,828,219       $ 2,287,653
                                                             ------------      ------------


Increase (decrease) in cash and cash equivalents                 640,580           375,821

Cash and cash equivalents at beginning of period               5,106,485         4,702,493

Cash and cash equivalents at end of period                   $ 5,747,065       $ 5,078,314
                                                             ============      ============





                                                      (Continued)


                The accompanying notes are an integral part of these financial statements


                             BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                                    CONSOLIDATED STATEMENT OF CASH FLOWS

                             FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                                      (Continued)




                                                               1997                1996
                                                             ----------          ----------
Supplemental disclosures:

Cash paid for:

  Interest on deposits and other borrowing                   $1,194,765          $1,258,927





               The accompanying notes are an integral part of these financial statements


                 BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1997 AND DECEMBER 31, 1996


Presentation. The accompanying consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 1996, has been derived from the audited financial statements of the Company for the year then ended.

The accompanying consolidated financial statements as of March 31, 1997, and March 31, 1996, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position and operating results of the periods presented.


Nonperforming Assets. Nonperforming assets at March 31, 1997 and December 31, 1996, were as follows:


                                                                                            03/31/97                12/31/96
                                                                                           ---------               ---------
                                                                                                 (dollars in thousands)
Nonaccrual loans by type
     Real estate                                                                           $     139               $     157
     Installment                                                                                   2                       2
     Commercial and all other loans                                                               25                      75
                                                                                           ---------               ---------
          Total nonaccrual loans                                                                 166                     234
Loan past due 90 days or more                                                                    267                     383
                                                                                           ---------               ---------
          Total nonperforming loans                                                              433                     617

Other real estate owned (net)                                                                     78                      79
                                                                                           ---------               ---------
          Total nonperforming assets                                                       $     511               $     696
                                                                                           =========               =========
Nonperforming loans as a
percent of loans, net of
unearned interest and loans
held for sale                                                                                   .45%                    .64%


Allowance for Loan Losses. The following table reflects the transactions in the allowance for loan losses for the three month periods ended March 31, 1997 and 1996:

                                                                                            03/31/97               03/31/96
                                                                                           ---------              ---------
                                                                                               (dollars in thousands)
Balance at beginning of year                                                               $     623              $     724

Provision charged to operations                                                                   40                     50

Charge offs                                                                                      (15)                   (51)
Recoveries                                                                                         7                      3
                                                                                           ---------               --------
Net recoveries (charge offs)                                                                      (8)                   (48)
                                                                                           ---------               --------
Balance at end of period                                                                   $     655               $    726
                                                                                           =========               ========

Allowance for loan losses as a
percent of loans, net of unearned
interest and loans held for sale                                                                .68%                   .80%


Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

           This discussion is intended to supplement the consolidated financial statements, expand on material changes in financial condition since year end and to compare the operating results for the three months ended March 31, 1997, to the same period in 1996.

           Financial Condition

           Total assets increased to $155.6 million at March 31, 1997, as compared to $151.3 million at year end 1996. Loans, net of unearned interest and allowance for losses, increased 1.1% to $96.3 million at March 31, 1997, as compared to $95.3 million at December 31, 1996.

           Nonperforming loans at March 31, 1997, were $433 thousand compared to $617 thousand at December 31, 1996. The breakdown of nonperforming loans were nonaccrual loans of $166 thousand at March 31, 1997, as compared to the $234 thousand at December 31, 1996, and loans past due ninety days or more of $267 thousand and $383 thousand at March 31, 1997 and December 31, 1996 respectively. Nonperforming loans as a percent of loans, net of unearned income, decreased to .45% at March 31, 1997, as compared to .64% at December
31, 1996, due primarily to a reduction of 1-4 family residential loans past due 90 days delinquent along with several non-accrual loans.

           The allowance for possible loan losses was $655 thousand at March 31, 1997, compared to $726 thousand at March 31, 1996. The ratio of the allowance for possible loan losses to loans, net of unearned income and loans held for sale, decreased to .68% at March 31, 1997, as compared to .80% at March 31, 1996. Management regularly reviews the level of the allowance for possible loan losses and is of the opinion that the additional $40 thousand in the first quarter is adequate at March 31, 1997. The Company experienced net chargeoffs for the first three months of 1997 of $8 thousand compared to $48 thousand for the same period in 1996.

           Other real estate remained stable at $78 thousand.

           Management determines the classification of its securities at acquisition. Securities that are deemed to be held to maturity are accounted for by the amortized cost method. These securities decreased $3.4 million to $40.0 million at March 31, 1997, as compared to $43.4 million at December 31, 1996. Equity securities at March 31, 1997, comprised of Federal Reserve Bank Stock of $239 thousand and Federal Home Loan Bank Stock of $958 thousand, remained stable. There were no securities available for sale at either period.

           The Company's cash and cash equivalents increased to $5.7 million at March 31, 1997, compared to $5.1 million at December 31, 1996. Cash provided by operating and financing activities increased by $.5 million and $3.8 million respectively while investing activities used $3.7 million.

           Deposits increased to $129.5 million at March 31, 1997, compared to $126.4 million at December 31, 1996. Short-term borrowings at March 31, 1997 increased to $4.4 million in customer repurchase agreements.

           Stockholders' equity increased to $17.1 million at March 31, 1997, compared to $16.5 million at the end of 1996. The ratio of Stockholders' equity to assets increased to 10.99% at March 31, 1997, compared to 10.92% at the end of 1996, due to growth in retained earnings.

           The Company maintained a Tier 1 capital to risk weighted assets ratio at March 31, 1997, of 19.18%, a total capital to risk weighted assets ratio of 19.92% and a leverage ratio of 11.35%. These levels exceed the minimum requirements of the regulatory agencies of 4.00%, 8.00% and 3.00% respectively.

           Results of Operations

           First Quarter of 1997 Compared to the First Quarter of 1996

           The Company recorded net income of $582 thousand or $1.32 per share for the quarter ended March 31, 1997, which is an increase of 15% compared with net income of $505 thousand and $1.14 per share, earned in the first quarter of 1996. The increase in net income is due to an increase in net interest income. The returns on average assets and average equity for the first quarter of 1997 were 1.54% and 13.78%, respectively, while the returns were 1.33% and 12.86%, respectively, for the same period in 1996.

           Analysis of Net Interest Income. Net interest income for the period ended March 31, 1997 increased 6.2% or $94 thousand over the same period in 1996. This is due to an increase in net interest margin from 4.25% to 4.56% which is the result of a lower cost of funds and a shift in earning assets due to increased loan demand. Overall cost of funds decreased from 4.53% to 4.38% while the yield on earnings assets increased from 7.93% to 8.08%. Average loan volumes during the first quarter of 1997 increased by 4% to $96.3 million from $92.6 million for the same period in 1996.

           Provision for loan losses. The company recorded a provision for loan loss expense of $40 thousand in the first quarter of 1997 compared to $50 thousand in the same period in 1996. This reflects management's expectations of a reduction in loan recoveries compared to prior years.

           Non-Interest Income. Non-interest income for the quarter ended March 31, 1997, increased to $357 thousand from $341 thousand for the same period in 1996. This increase is primarily attributable to the increase in fees from core business lines, primarily service charges on deposit accounts, merchant fees and other retail service fees. Fee income was partially offset with a scheduled $15 thousand decrease in amortization of negative goodwill.

           Non-Interest Expense. Non-interest expense remained relatively stable during the periods analyzed. Increases in salaries and employee benefits were offset by reductions in FDIC premiums on insured deposits.

           Pretax Income. The combination of all the above factors produced a 15.5% increase in pretax income of $871 thousand compared to $754 thousand for the previous year.

           Income Taxes. Income taxes increased 16% to $288 thousand in 1997 as compared to $248 thousand in 1996

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

           None

Item 2.  Changes in Securities

           Not Applicable

Item 3.  Defaults Upon Senior Securities

           Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         (a)  April 10, 1997, 1997 Annual Meeting of Shareholders

         (b) The following directors were re-elected by Shareholders at the Annual Meeting for three year terms expiring in 2000 (Class I): James
         J. Cole, A. J. Ferguson, W. Page Ogden, Bethany L. Overton, and Robert
         R. Punches.

         Directors whose terms of office as a director continued after the meeting and the expiration date of their current term are: W. W. Allen, Jr. (1998), Craig A. Bradford (1998), W. J. Feltus, III
         (1998), Donald E. Killelea, M.D. (1998), Bazile R. Lanneau, Sr.
         (1998), Wilton R. Dale (1999), Charles W. Herold, Jr. (1999), C. H. Kaiser, Jr.(1999), Bazile R. Lanneau, Jr. (1999), Albert W. Metcalfe
         (1999).

         (c) The following directors were elected by Shareholders at the Annual Meeting by the votes indicated:





                                                For             Against         Abstain          Total
                                              -------           -------         -------         -------
              James J. Cole                   350,579            1,407             0            351,986
              A. J. Ferguson                  350,579            1,407             0            351,986
              W. Page Ogden                   350,579            1,407             0            351,986
              Bethany L. Overton              350,579            1,407             0            351,986
              Robert R. Punches               350,579            1,407             0            351,986



         (d) Other proposals of business brought before the Security Holders.

         Of the 351,986 shares present, votes were tabulated on each item as follows:


         To approve an amendment to Article FOURTH of the Company's Articles of Incorporation to increase the number of authorized shares, and decrease the par value, of the Company's common stock from 3,000,000 shares, par value $10.00 per share, to 12,000,000 shares, par value $2.50 per share, and to effect a split of the issued common stock of the Company by changing each issued share of common stock, par value $10.00 per share, into four shares of common stock, par value $2.50 per share.

                  334,144 - for; 17,696 - against; and 146 - abstain.

        (e) None.



Item 5.  Other Information

          None.

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

                 11    Statement Regarding Computation of Per Share Earnings

          (b)  Reports on Form 8-K

                 The Company filed a report on Form 8-K, dated March 26, 1997, reporting fourth quarter 1996 earnings and a proposed 4:1 stock split.

                                             SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                          BRITTON & KOONTZ CAPITAL CORPORATION




           May 15, 1997                   /s/ W. Page Ogden
                                          W. Page Ogden
                                          President and Chief Executive
                                          Officer




           May 15, 1997                   /s/ Bazile R. Lanneau, Jr.
                                          Bazile R. Lanneau, Jr.
                                          Vice President and
                                          Chief Financial Officer

                           EXHIBIT INDEX



Exhibit
Number             Item
-------            ----

11                 Statement Regarding Computation of Per Share Earnings