Form 10QSB
period 1997-06-30
BRITTON & KOONTZ CAPITAL CORP
filed 1997-08-14
CIK 707604

U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549



                                    FORM 10-QSB


(Mark One)

[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Quarterly Period Ended June 30, 1997

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




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X , No

1,767,064 Shares of Common Stock, Par Value $2.50, were issued and outstanding as of July 1, 1997.

Transitional Small Business Disclosure Format:  Yes    , No  X

                         BRITTON & KOONTZ CAPITAL CORPORATION
                                  AND SUBSIDIARY


                                       INDEX


PART I     FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

Consolidated Balance Sheets for June 30, 1997
and December 31, 1996

Consolidated Statements of Income for the Three Months and the Six Months Ended June 30, 1997 and June 30, 1996

Consolidated Statements of Stockholders' Equity for the Six Months Ended June 30, 1997 and
June 30, 1996

Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 1997 and June 30, 1996

Notes to the Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis or
         Plan of Operation.


PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.

Item 2.  Changes in Securities.

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.


SIGNATURES

                       BRITTON & KOONTZ CAPITAL CORPORATION
                                 AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).


Consolidated Balance Sheets for June 30, 1997 and December 31, 1996

Consolidated Statements of Income for the Three Months and the Six Months Ended June 30, 1997 and June 30, 1996

Consolidated Statements of Stockholders' Equity for the Six Months Ended June 30, 1997 and June 30, 1996

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1997 and June 30, 1996

Notes to the Consolidated Financial Statements. These Notes constitute an integral part of the Consolidated Financial Statements.

                BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                            CONSOLIDATED BALANCE SHEETS

                        JUNE 30, 1997 AND DECEMBER 31, 1996


                                                                          June 30,        December 31,
                                                                            1997              1996
ASSETS:                                                                ------------       ------------
Cash and due from banks:
 Non-interest bearing                                                  $  3,393,583       $  4,656,684
 Interest bearing                                                           209,642            449,801
                                                                       ------------       ------------
  Total cash and due from banks                                           3,603,225          5,106,485

Federal funds sold                                                          600,000            700,000
Investment securities:
  Held-to-maturity(estimated market value of
    $40,236,629 in 1997 and $43,595,368 in 1996)                         40,036,697         43,412,008
  Available-for-sale, at fair value                                       3,989,647                  0
  Equity securities                                                       1,197,750          1,197,650
Loans, less unearned income of $274,950 in 1997 and
  $252,625 in 1996; and allowance for loan losses of
  $686,736 in 1997 and $622,975 in 1996                                  99,565,453         95,322,179
Bank premises and equipment, net of accumulated
  depreciation                                                            3,737,678          3,674,397
Other real estate owned,less allowance for losses
  of $0 in 1997 and 1996                                                     78,282             78,928
Accrued interest receivable                                               1,258,957          1,058,111
Cash surrender value life insurance                                         663,921            634,930
Other assets                                                                108,188            117,974
                                                                       ------------       ------------
  Total Assets                                                         $154,839,798       $151,302,662
                                                                       ============       ============


LIABILITIES:

Deposits:
 Non-interest bearing                                                    16,293,451         16,065,133
 Interest bearing                                                       112,776,691        110,375,292
                                                                       ------------       ------------
      Total Deposits                                                   $129,070,142       $126,440,425

Securities sold under repurchase agreements                               2,481,119          1,664,139
Federal funds purchased                                                           0          2,000,000
Accrued Interest Payable                                                    746,071            839,461
Negative Goodwill, net of accumulated amortization
  of $1,695,340 in 1997 and $1,543,680 in 1996                            1,365,082          1,516,742
Advances from borrowers for taxes & insurance                               243,800            367,734
Accrued taxes and other liabilities                                       3,593,777          1,952,779
                                                                       ------------       ------------
      Total Liabilities                                                $137,499,991       $134,781,280
                                                                       ------------       ------------


STOCKHOLDERS' EQUITY:

Common stock, $2.50 par value per share; 12,000,000
  shares authorized; 1,767,064 and 1,764,288 shares
  issued and outstanding in 1997 and 1996 respectively                    4,417,660          4,410,720
Additional paid-in-capital                                                3,414,927          3,395,617
Retained earnings                                                         9,475,386          8,715,045
Net unrealized gain on securities available for sale                         31,834                  0
                                                                       ------------       ------------
      Total Stockholders' Equity                                       $ 17,339,807       $ 16,521,382
                                                                       ------------       ------------
      Total Liabilities and Stockholders' Equity                       $154,839,798       $151,302,662
                                                                       ============       ============



    The accompanying notes are an integral part of these financial statements.

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF INCOME



                                           Three Months Ended     Six Months Ended
                                                June 30,               June 30,
                                           1997        1996         1997        1996
                                        ----------  ----------   ----------  ----------

Interest Income:
  Interest and fees on loans            $2,200,572  $2,017,276   $4,303,132  $4,020,307
  Interest on investment securities:
     Taxable interest income               787,102     830,833    1,517,905   1,633,720
     Exempt from federal taxes              19,567      19,497       39,209      38,128
  Interest on federal funds sold            24,023      30,101       46,186      57,009
                                        ----------  ----------   ----------  ----------
       Total Interest Income            $3,031,264  $2,897,707   $5,906,432  $5,749,164
                                        ----------  ----------   ----------  ----------
Interest Expense:
  Interest on deposits                  $1,240,604  $1,240,463   $2,463,729  $2,528,118
  Interest on federal funds purchased        3,381         234        5,919         234
  Interest on securities sold under
     repurchase agreements                  53,504      40,984       79,968      76,025
                                        ----------  ----------   ----------  ----------
       Total Interest expense           $1,297,489  $1,281,681   $2,549,616  $2,604,377
                                        ----------  ----------   ----------  ----------
Net Interest Income                     $1,733,775  $1,616,026   $3,356,816  $3,144,787

Provision for loan losses                   40,000           0       80,000     $50,000
                                        ----------  ----------   ----------  ----------
Net interest income after
  Provision for loan Losses             $1,693,775  $1,616,026   $3,276,816  $3,094,787
                                        ----------  ----------   ----------  ----------
Other Income:
  Service charge on deposit accounts       160,831     155,839      332,356     312,705
  Income from fiduciary activities          14,045      14,674       28,457      27,938
  Insurance premiums and commissions        10,578      12,708       20,138      23,849
  Gain/(loss) on sale of ORE                     0       1,975            0      (7,086)
  Gain/(loss) on sale of mortgage loans     (2,212)        (36)      (6,373)     (1,014)
  Gain/(loss) on sale of securities           (108)          0         (108)          0
  Gain on sale of premises & equipment           0           0            0         100
  Amortization of negative goodwill         74,110      88,780      151,660     181,640
  Other                                    172,007      59,937      260,440     136,573
                                        ----------  ----------   ----------  ----------
       Total other income               $  429,251  $  333,877     $786,570  $  674,705
                                        ----------  ----------   ----------  ----------
Other Expense:
  Salaries                                 580,653     514,259    1,131,100   1,027,350
  Employee benefits                         81,107      62,708      160,276     139,190
  Net occupancy expense                     90,554      91,068      174,141     171,181
  Equipment expense                        112,473     118,016      209,617     251,553
  FDIC assessment                            9,357      30,947       18,737      59,066
  Stationery & supplies                     33,622      30,571       56,038      63,558
  Other real estate expense                 (7,407)      2,458       (7,277)     (4,611)
  Other                                    217,877     308,536      445,228     517,139
                                        ----------  ----------   ----------  ----------
       Total other expenses             $1,118,236  $1,158,563   $2,187,860  $2,224,426
                                        ----------  ----------   ----------  ----------
Income Before Income Taxes               1,004,790     791,340    1,875,526   1,545,066

Income tax expense                         337,745     244,083      626,091     492,556
                                        ----------  ----------   ----------  ----------
Net Income                              $  667,045  $  547,257   $1,249,435  $1,052,510
                                        ==========  ==========   ==========  ==========

Net Income Per Share                          $.38        $.31         $.71        $.59

Weighted Average Shares Outstanding      1,767,185   1,772,656    1,767,087  1,772,476




       The accompanying notes are an integral part of these financial statements

                BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                  FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996



                                            PAR                   RETAINED
                            # SHARES       VALUE      SURPLUS     EARNINGS    OTHER     TOTAL
                            ---------   ----------   ----------  ----------  -------  -----------
Balance December 31, 1995   1,764,288   $4,410,720   $3,395,617  $7,564,900  $     0  $15,371,237

Net income for six months
  ended June 30, 1996                                             1,052,510             1,052,510

Cash dividend declared
  $.20 per share                                                   (352,858)             (352,858)

                            ---------   ----------   ----------  ----------  -------  -----------
Balance June 30, 1996       1,764,288   $4,410,720   $3,395,617  $8,264,552  $     0  $16,070,889
                            =========   ==========   ==========  ==========  =======  ===========


Balance December 31, 1996   1,764,288   $4,410,720   $3,395,617  $8,715,045  $     0  $16,521,382

Net income for six months
  ended June 30, 1997                                             1,249,435             1,249,435

Cash dividend declared
  $.27 per share                                                   (476,358)             (476,358)

Capital stock issued            2,776        6,940       19,310     (12,736)               13,514

Change in unrealized gains
  (losses) on securities
  available for sale                                                          31,834       31,834
                            ---------   ----------   ----------  ----------  -------  -----------
Balance June 30, 1997       1,767,064   $4,417,660   $3,414,927  $9,475,386  $31,834  $17,339,807
                            =========   ==========   ==========  ==========  =======  ===========






     The accompanying notes are an integral part of these financial statements

               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                                                1997              1996
                                                            -----------       -----------
Operating activities
  Net Income                                                $ 1,249,435       $ 1,052,510

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Deferred taxes                                                (25,083)          (28,899)
  Provision for loan losses                                      80,000            50,000
  Provision for depreciation                                    163,857           150,711
  FHLB stock dividends received                                 (27,500)          (27,900)
  (Gain) loss on sale of other real estate                            0             7,086
  (Gain) loss on sale of loans                                    6,374             1,014
  (Gain) loss on sale of securities                                 108                 0
  Amortization of investment security premiums, net             (11,779)           44,073
  Amortization of valuation adjustment on acquired loans         38,890            62,330
  Amortization of valuation adjustment on acquired deposits      (7,170)          (44,209)
  Amortization of negative goodwill                            (151,660)         (181,640)
  (Increase) decrease in accrued interest receivable           (200,846)          (74,543)
  (Increase) decrease in cash surrender value                   (28,991)          (20,527)
  (Increase) decrease in other assets                             9,785           (41,822)
  Increase (decrease) in interest payable                       (93,390)          (46,513)
  Increase (decrease) in advances from borrowers for
    taxes and insurance                                        (123,934)         (163,292)
  Increase (decrease) in other liabilities                    1,666,081           853,468
                                                            ------------      ------------
     Net cash provided (used) by operating activities       $ 2,544,177       $ 1,591,847
                                                            ------------      ------------


Investing activities
  Proceeds from sale of Federal Home Loan Bank stock             27,400            15,300
  Purchases of investment securities                         (6,027,467)       (6,183,596)
  Proceeds from maturities and paydowns
    of investment securities                                  5,456,637         4,570,600
  (Increase) decrease in federal funds sold                     100,000         1,450,000
  Net increase in loans                                      (4,367,892)       (2,130,325)
  Purchases of premises and equipment                          (227,138)         (213,291)
  Proceeds from sales of other real estate, net                       0           223,256
                                                            ------------      ------------
     Net cash provided (used) by investing activities       $(5,038,460)      $(2,268,056)
                                                            ------------      ------------


Financing activities
  Net increase (decrease) in customer deposits                2,636,887          (216,239)
  Net increase (decrease) in short term borrowings           (1,183,020)          764,774
  Common stock issued                                            13,514                 0
  Cash dividends paid                                          (476,358)         (352,858)
                                                            ------------      ------------
    Net cash provided (used) by financing activities        $   991,023       $   195,677
                                                            ------------      ------------

Increase (decrease) in cash and cash equivalents             (1,503,260)         (480,532)

Cash and cash equivalents at beginning of period              5,106,485         4,702,493

Cash and cash equivalents at end of period                  $ 3,603,225       $ 4,221,961
                                                            ============      ============


                              (Continued)




The accompanying notes are an integral part of these financial statements


          BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF CASH FLOWS

            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                              (Continued)




                                                               1997              1996
                                                            ----------        ----------
Supplemental disclosures:

Cash paid for:

  Interest on deposits and other borrowing                  $2,697,767        $2,650,890
  Income taxes                                                 534,357           525,884





The accompanying notes are an integral part of these financial statements

                BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1997 AND DECEMBER 31, 1996

Presentation. The accompanying consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 1996, has been derived from the audited financial statements of the Company for the year then ended.

The accompanying consolidated financial statements as of June 30, 1997, and June 30, 1996, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position and operating results of the periods presented.

The Company approved the increase in authorized capital stock from 3,000,000 to 12,000,000 shares along with a 4:1 stock split that was effective for shareholders of record as of the close of business on April 12, 1997. Earnings per share and outstanding shares have been restated for all prior periods.

Nonperforming Assets. Nonperforming assets at June 30, 1997 and December 31, 1996, were as follows:
                                                     06/30/97    12/31/96

                                                    (dollars in thousands)
Nonaccrual loans by type
    Real estate                                     $      1     $     157
    Installment                                            2             2
    Commercial and all other loans                        25            75
                                                    --------      --------
       Total nonaccrual loans                             28           234
Loans past due 90 days or more                           392           383
                                                    --------      --------
       Total nonperforming loans                         420           617

Other real estate owned (net)                             78            79
                                                    --------      --------
       Total nonperforming assets                   $    498     $     696
                                                    ========      ========
Nonperforming loans as a percent
of loans, net of unearned interest
and loans held for sale                                 .42%          .64%


Allowance for Loan Losses. The following table reflects the transactions in the allowance for loan losses for the six month periods ended June 30, 1997 and 1996:
                                                     06/30/97    06/30/96

                                                    (dollars in thousands)

Balance at beginning of year                        $    623     $     724

Provision charged to operations                           80            50

Charge-offs                                              (32)          (91)
Recoveries                                               16              3
                                                   --------       --------
Net recoveries (charge-offs)                             (16)          (83)
                                                   --------       --------
Balance at end of period                           $    687      $     691
                                                   ========       ========
Allowance for loan losses as a
percent of loans, net of unearned
interest and loans held for sale                       .69%           .73%

Item 2:  Management's Discussion and Analysis or Plan of Operations.

      This discussion is intended to supplement the consolidated financial statements, expand on material changes in financial condition since year end and to compare the operating results for the six months ended June 30, 1997, to the same period in 1996.

      Financial Condition

      Total assets increased to $154.8 million at June 30, 1997, from $151.3 million at year end 1996 due primarily to an increase in loans. Loans, net of unearned interest and allowance for losses, increased 4.5% to $99.6 million at June 30, 1997, as compared to $95.3 million at December 31, 1996.

      Asset Quality. Nonperforming loans at June 30, 1997, decreased to $420 thousand from $617 thousand at December 31, 1996. This decrease is shown in the breakdown of nonperforming loans which includes a decrease in nonaccrual loans to $28 thousand at June 30, 1997, from $234 thousand at December 31, 1996, while loans past due ninety days or more remained stable, ending June 30, 1997, at $392 thousand compared to $383 thousand at June 30, 1996. Nonperforming loans as a percent of loans, net of unearned income, ended June 30, 1997 at .42%, as compared to .64% at December 31, 1996. Other real estate owned remained stable at $78 thousand.

      Allowance for Possible Loan Losses. The allowance for possible loan losses was $687 thousand at June 30, 1997, compared to $691 thousand at June 30, 1996. The ratio of the allowance for possible loan losses to loans, net of unearned income and loans held for sale, decreased to .69% at June 30, 1997, from .73% at June 30, 1996, due to continued loan growth. Management regularly reviews the level of the allowance for possible loan losses and is of the opinion that it is adequate at June 30, 1997. The Company's net charge-offs for the first six months of 1997 compared to the same period in 1996 decreased 81% to $16 thousand, down from $83 thousand.

      Securities. Management determines the classification of its securities at acquisition. Securities that are deemed to be held to maturity are accounted for by the amortized cost method. These securities decreased $3.4 million to $40.0 million at June 30, 1997, compared to $43.4 million at December 31, 1996. Available-for-sale securities reported at fair market value increased to $4.0 million at June 30, 1997. Equity securities, comprised of Federal Reserve Bank stock of $239 thousand and Federal Home Loan Bank stock of $958 thousand, remained stable.

      Liquidity. The Company's cash and cash equivalents decreased to $3.6 million at June 30, 1997, compared to $5.1 million at December 31, 1996. Cash provided by operating and financing activities increased by $2.5 million and $1.0 million, respectively, while investing activities used $5.0 million.

      Deposits. Deposits increased to $129.0 million at June 30, 1997, from $126.4 million at December 31, 1996, primarily due to an increase in interest-bearing demand deposits.

      Capital. Stockholders' equity increased to $17.3 million at June 30, 1997, from $16.5 million at the end of 1996. The ratio of Stockholders' equity to assets increased to 11.20% at June 30, 1997, compared to 10.92% at the end of 1996, due to growth in retained earnings.

      The Company maintained a Tier 1 capital to risk weighted assets ratio at June 30, 1997, of 18.98%, a total capital to risk weighted assets ratio of 19.73% and a leverage ratio of 11.18%. These levels exceed the minimum requirements of the regulatory agencies of 4.00%, 8.00% and 3.00% respectively.

      Results of Operations

      First Six Months of 1997 Compared to the First Six Months of 1996

      Net income increased 19% to $1.249 million or $.71 per share from $1.053 million or $.59 per share. This increase is primarily attributable to a $212 thousand increase in net interest income resulting from strong loan demand and a $107 thousand recovery of prior-period interest on non-accrual loans.

      The returns on average assets and average equity for the first half of 1997 were 1.62% and 14.58%, respectively, compared to 1.37% and 13.21%, respectively, for the comparable period in 1996.

      Analysis of Net-Interest Income. Net interest income for the period ended June 30, 1997, was $3.4 million, an increase of 7% over the same period in 1996. Factors contributing to this increase include: the positive effect of the change in the mix of earning assets from lower-yielding securities to higher-yielding loans; growth in average earning assets; and a lower cost of funds. The above factors produced an increase in net interest margin from 4.33% to 4.59%.

      Provision for Loan Losses. The provision for loan losses increased to $80 thousand in the first half of 1997, from $50 thousand during the same period in 1996 due to management expectations of continued loan growth.

      Non-Interest Income. Non-interest income increased to $787 thousand for the six month period ended June 30, 1997, from $675 thousand for the same period in 1996. This increase is primarily attributable to the recovery of prior-period interest income of $107 thousand on nonaccrual loans. Fees from core business lines, primarily service charges on deposit accounts, internet fees and other retail service fees, grew modestly but were offset by a reduction in the amortization of negative goodwill from $182 thousand to $152 thousand.

      Non-Interest Expense. Non-interest expense decreased to $2.19 million through June 30, 1997, from $2.22 million during the same period of 1996.
The first half of 1996 included $61 thousand in expense for the development of electronic banking capabilities.

      Pretax Income. The combination of all the above factors produced a pretax income of $1.876 million for the six months ended June 30, 1997, compared to $1.545 million for the same period in 1996. Income taxes for the six months ended June 30, 1997, were $626 thousand compared to $493 thousand for the same period in 1996.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      None

Item 2.  Changes in Securities

      None

Item 3.  Defaults Upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Item 5.  Other Information

      None.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

           3.1 Restated Articles of Incorporation of Britton & Koontz Capital Corporation, incorporated by reference to Exhibit
                   4.1 to Registrants Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997.

           3.2 By-Laws of Britton & Koontz Capital Corporation, as amended, incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-A filed with the Commission on October 13, 1993.

           4.1 Certain provisions defining the rights of Shareholders are found in the Articles of Incorporation and By-Laws of Britton & Koontz Capital Corporation. See Exhibits 3.1 and 3.2, above.

           4.2 Shareholder Rights Agreement dated June 1, 1996, between Britton & Koontz Capital Corporation and Britton & Koontz First National Bank, as Rights Agent, incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997.

           10.1 Employment Agreement dated December 31, 1996, between Britton & Koontz First National Bank and W. Page Ogden, incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 28, 1997.

           10.2 Employment Agreement dated December 31, 1996, between Britton & Koontz First National Bank and Bazile R. Lanneau, Jr., incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 28, 1997.

           10.3 Employment Agreement dated January 1, 1996, between Britton & Koontz First National Bank and James J. Cole, incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 29, 1996.

           10.4 Salary Continuation Agreements dated September 26, 1994, between Britton & Koontz First National Bank and W. Page Ogden, Bazile R. Lanneau, Jr. and James J. Cole, incorporated by reference to Exhibit 10 to Registrant's Current Report on Form 10-QSB filed with the Commission on November 14, 1994.

           10.7 Britton & Koontz Capital Corporation Long-Term Incentive Plan and Amendment, incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997.

           11      Statement re: computation of per share earnings

           27      Financial Data Schedule


      (b)  Reports on Form 8-K

           A report on Form 8-K, dated April 11, 1997, was filed by the Registrant with the Commission under Item 5, Other Events. The document was filed to report an increase in the Company's authorized capital stock and a 4:1 stock split.

           A report on Form 8-K, dated April 29, 1997, was filed by the Registrant with the Commission under Item 5, Other Events. The document was filed to report first quarter 1997 earnings.

           A report on Form 8-K, dated April 29, 1997, was filed by the Registrant with the Commission under Item 5, Other Events. The document was filed to report the declaration of a semi-annual dividend.

                                    SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                BRITTON & KOONTZ CAPITAL CORPORATION




      August 14, 1997           /s/ W. Page Ogden
                                -----------------------------
                                W. Page Ogden
                                President and Chief Executive
                                Officer




      August 14, 1997           /s/ Bazile R. Lanneau, Jr.
                                --------------------------
                                Bazile R. Lanneau, Jr.
                                Vice President and
                                Chief Financial Officer

                                   EXHIBIT INDEX


Exhibit
Number     Item
-------    ----

11         Statement Regarding Computation of Per Share Earnings

27         Financial Data Schedule