Form 10QSB
period 1997-09-30
BRITTON & KOONTZ CAPITAL CORP
filed 1997-11-14
CIK 707604

U. S. SECURITIES AND EXCHANGE COMMISSION

                                           WASHINGTON, D.C.  20549



                                                 FORM 10-QSB


(Mark One)

[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Quarterly Period Ended September 30, 1997

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




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

1,767,064 Shares of Common Stock, Par Value $2.50, were issued and outstanding as of November 14, 1997.

Transitional Small Business Disclosure Format:  Yes     No  X

      BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                            INDEX



PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited).

     Consolidated Balance Sheets for September 30, 1997 and
       December 31, 1996

     Consolidated Statements of Income for the Three and Nine Months
       Ended September 30, 1997 and September 30, 1996

     Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 1997 and
       September 30, 1996

     Consolidated Statements of Cash Flows for the Nine Months
       Ended September 30, 1997 and September 30, 1996

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


SIGNATURES

      BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY



PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited).


     Consolidated Balance Sheets for September 30, 1997 and December 31, 1996

     Consolidated Statements of Income for the Three Months and the Nine
       Months Ended September 30, 1997 and September 30, 1996

     Consolidated Statements of Changes in Stockholders' Equity for the Nine
       Months Ended September 30, 1997 and September 30, 1996

     Consolidated Statements of Cash Flows for the Nine Months Ended
       September 30, 1997 and September 30, 1996

     Notes to the Consolidated Financial Statements. These Notes constitute an integral part of the Consolidated Financial Statements.



                             BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                                         CONSOLIDATED BALANCE SHEETS

                                  SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                                            September 30,       December 31,
                                                                                1997                1996
ASSETS:                                                                     ------------        ------------
Cash and due from banks:
   Non-interest bearing                                                      $ 4,026,377         $ 4,656,684
   Interest bearing                                                            2,212,008             449,801
                                                                            ------------        ------------
   Total cash and due from banks                                               6,238,385           5,106,485

Federal funds sold                                                                     0             700,000
Investment securities:
   Held-to-maturity (estimated market value
     of $38,633,537 in 1997 and $43,595,368 in 1996)                          38,040,937          43,412,008
   Available-for-sale, at fair value                                           4,018,208                   0
   Equity securities                                                           1,198,050           1,197,650
Loans, less unearned income of $261,167 in 1997 and
   $252,625 in 1996; and allowance for loan losses of
   $688,762 in 1997 and $622,975 in 1996.                                    102,844,444          95,322,179
Loans held for sale                                                                    0                   0
Bank premises and equipment net of
   accumulated depreciation                                                    3,801,672           3,674,397
Other real estate owned less allowance
   for losses of $0 in 1997 & 1996                                                56,000              78,928
Accrued interest receivable                                                    1,313,728           1,058,111
Cash surrender value of life insurance                                           671,923             634,930
Other assets                                                                      91,398             117,974
                                                                           -------------       -------------
   Total Assets                                                             $158,274,745        $151,302,662
                                                                           =============       =============

LIABILITIES

Deposits:
   Non-interest bearing                                                     $ 16,765,472        $ 16,065,133
   Interest bearing                                                          112,783,207         110,375,292
                                                                           -------------        ------------
   Total deposits                                                            129,548,679         126,440,425

Securities sold under repurchase
   agreements                                                                  2,630,538           1,664,139
Fed Funds Purchased                                                            3,750,000           2,000,000
Accrued Interest Payable                                                         791,726             839,461
Negative goodwill, net of accumulated amoritization
   of $1,766,150 in 1997 and $1,543,680 in 1996                                1,294,272           1,516,742
Advances from borrowers for taxes
   and insurance                                                                 286,792             367,734
Accrued taxes & other liabilities                                              2,085,888           1,952,779
                                                                           -------------       -------------
   Total Liabilities                                                         140,387,895         134,781,280
                                                                           =============       =============
STOCKHOLDER'S EQUITY

Common stock $2.50 par value per share; 12,000,000
   shares authorized; 1,767,064 and 1,764,288
   shares issued & outstanding in 1997 & 1996 respectively                     4,417,660           4,410,720
Additional paid-in-capital                                                     3,414,927           3,395,617
Retained earnings                                                             10,016,394           8,715,045
Net unrealized gain/(loss) on securities available for sale                       37,869                   0
                                                                           -------------       -------------
Total Stockholders' Equity                                                    17,886,850          16,521,382
                                                                           -------------       -------------
   Total Liabilities and Stockholders' Equity                               $158,274,745        $151,302,662
                                                                           =============       =============

The accompanying notes are an integral part of these financial statements.



                                     BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                                              CONSOLIDATED STATEMENTS OF INCOME


                                                    Three Months Ended               Nine Months Ended
                                                       September 30                    September 30
                                                   1997            1996             1997           1996
                                               ----------      ----------       ----------    ----------
Interest Income:
   Interest and fees on loans                  $2,326,642      $2,074,386       $6,629,774    $6,094,693
   Interest on investment securities:
      Taxable interest income                     750,465         796,899        2,268,370     2,430,619
      Exempt from federal taxes                    19,900          19,609           59,109        57,737
   Interest on federal funds sold                   1,151             996           47,337        58,005
                                               ----------      ----------       ----------    ----------
          Total Interest Income                 3,098,158       2,891,890        9,004,590     8,641,054
                                               ----------      ----------       ----------    ----------
Interest Expense:
   Interest on deposits                         1,275,490       1,217,977        3,739,219     3,746,095
   Interest on federal funds purchased             22,630          34,281           28,549        34,515
   Interest on securities sold under
      repurchase agreements                        39,652          34,333          119,620       110,358
                                               ----------      ----------       ----------    ----------
          Total Interest expense                1,337,772       1,286,591        3,887,388     3,890,968
                                               ----------      ----------       ----------    ----------
Net Interest Income                             1,760,386       1,605,299        5,117,202     4,750,086

Provision for loan losses                          40,000               0          120,000        50,000
                                               ----------      ----------       ----------    ----------
Net interest income after
  Provision for loan Losses                     1,720,386       1,605,299        4,997,202     4,700,086
                                               ----------      ----------       ----------    ----------
Other Income:
   Service charge on deposit accounts             161,427         167,917          493,783       480,622
   Income from fiduciary activities                14,171          13,385           42,628        41,323
   Insurance premiums and commissions               9,620           7,864           29,758        31,713
   Gain/(loss) on sale of ORE                           0               0                0        (7,086)
   Gain/(loss) on sale of mortgage loans              409             615           (5,964)         (399)
   Gain/(loss) on sale of securities                    0               0             (108)            0
   Gain on sale of premises & equipment                 0               0                0           100
   Amortization of negative goodwill               70,810          84,880          222,470       266,520
   Other                                           33,702          58,466          294,142       195,039
                                               ----------      ----------       ----------    ----------
          Total other income                      290,139         333,127        1,076,709     1,007,832
                                               ----------      ----------       ----------    ----------
Other Expense:
   Salaries                                       554,864         601,838        1,685,964     1,629,188
   Employee benefits                               87,108          63,043          247,384       202,233
   Net occupancy expense                           98,253          90,035          272,394       261,216
   Equipment expense                              127,944         119,107          337,561       370,660
   FDIC assessment                                  9,110         286,553           27,847       345,619
   Stationery & supplies                           35,186          31,462           91,224        95,020
   Other real estate expense                          380          (1,442)          (6,897)       (6,053)
   Other                                          252,005         269,923          697,233       787,062
                                               ----------      ----------       ----------    ----------
          Total other expenses                  1,164,850       1,460,519        3,352,710     3,684,945
                                               ----------      ----------       ----------    ----------
Income Before Income Taxes                        845,675         477,907        2,721,201     2,022,973

Income tax expense                                303,918         155,607          930,009       648,163
                                               ----------      ----------       ----------    ----------
Net Income                                     $  541,757      $  322,300       $1,791,192    $1,374,810
                                               ==========      ==========       ==========    ==========


Net Income Per Share                                 $.31            $.18            $1.01          $.78

Weighted Average Shares Outstanding             1,767,064       1,765,800        1,767,095     1,766,170




The accompanying notes are an integral part of these financial statements





                           BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996





                                              PAR                      RETAINED
                              # SHARES       VALUE        SURPLUS      EARNINGS       OTHER      TOTAL
                              ---------   ----------    ----------   -----------     -------   -----------

Balance December 31, 1995     1,764,288   $4,410,720    $3,395,617   $ 7,564,900          $0   $15,371,237

Net income for nine months
  ended September 30, 1996                                             1,374,810                 1,374,810

Cash dividend declared
  $.20 per share                                                        (352,858)                 (352,858)

Capital stock issued                  0            0             0             0                         0
                              ---------   ----------    ----------   -----------     -------   -----------
Balance September 30, 1996    1,764,288   $4,410,720    $3,395,617   $ 8,586,852          $0   $16,393,189
                              =========   ==========    ==========   ===========     =======   ===========


Balance December 31, 1996     1,764,288   $4,410,720    $3,395,617   $ 8,715,045          $0   $16,521,382

Net income for nine months
  ended September 30, 1997                                             1,791,192                 1,791,192

Cash dividend declared
  $.27 per share                                                        (477,107)                 (477,107)

Capital stock issued              2,776        6,940        19,310       (12,736)                   13,514

Net change in unrealized
  gain on securities
  available for sale, net
  of taxes of $22,527                                                                 37,869        37,869
                              ---------   ----------    ----------   -----------     -------   -----------
Balance September 30, 1997    1,767,064   $4,417,660    $3,414,927   $10,016,394     $37,869   $17,886,850
                              =========   ==========    ==========   ===========     =======   ===========






The accompanying notes are an integral part of these financial statements




                                      BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                                               1997             1996
                                                           ------------     ------------
CASH FLOW FROM OPERATING ACTIVITIES
    Net Income                                              $ 1,791,192      $ 1,374,810

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
    (Decrease) in deferred income taxes                          (5,527)         (30,683)
    Provision for loan losses                                   120,000           50,000
    Provision for depreciation                                  257,543          226,068
    Federal Home Loan Bank Stock dividends received             (41,900)         (42,100)
    (Gain) loss on sale of other real estate                          0            7,086
    (Gain) loss on sale of loans                                  5,964              399
    (Gain) loss on sale of securities                               108                0
    Amortization (accretion) of investment and
      mortgage-backed security premiums, net                    (32,818)          62,306
    Amortization of valuation adjustment on
      acquired loans                                             55,900           88,310
    Amortization of valuation adjustment on
      acquired deposits                                          (9,140)         (60,380)
    Amortization of negative goodwill                          (222,470)        (266,520)
    (Increase) decrease in accrued interest receivable         (255,617)        (219,359)
    (Increase) decrease in cash surrender value                 (36,993)         (27,682)
    (Increase) decrease in other assets                          26,576            7,992
    Increase (decrease) in accrued interest payable             (47,735)         (88,075)
    Increase (decrease) in advances from borrowers for
      taxes and insurance                                       (80,942)         (82,250)
    Increase (decrease) in other payables                       138,637          (66,760)
                                                           ------------     ------------
    Net cash provided (used) by operating activities          1,662,778          933,162
                                                           ============     ============

CASH FLOW FROM INVESTING ACTIVITIES:
    Redemption of Federal Home Loan Bank Stock                   41,500           29,200
    Proceeds from maturities and paydowns
      of investment securities                                7,473,435          494,515
    Purchases of investment securities                       (6,049,993)               0
    (Increase) decrease in federal funds sold                   700,000        1,275,000
    Net (increase)/decrease in loans                         (7,705,129)      (2,327,737)
    Purchases of premises and equipment                        (384,818)        (358,667)
    Proceeds from sales of other real estate                     23,928          246,450
                                                           ------------     ------------
    Net cash provided (used) by investing activities         (5,901,077)        (641,239)
                                                           ============     ============

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in customer deposits              3,117,394         (588,593)
    Net increase (decrease) in short-term borrowings            966,399         (268,829)
    Net increase (decrease) in Fed Funds Purchased            1,750,000                0
    Common Stock issued                                          13,514                0
    Cash dividends paid                                        (477,108)        (352,858)
                                                           ------------     ------------
    Net cash provided (used) by financing activities          5,370,199       (1,210,280)
                                                           ============     ============

NET INCREASE IN CASH AND DUE FROM BANKS                       1,131,900         (918,357)

CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                  5,106,485        4,702,493

CASH AND DUE FROM BANKS AT END OF PERIOD                    $ 6,238,385      $ 3,784,136
                                                           ============     ============


                                        (Continued)


The accompanying notes are an integral part of these financial statements



                    BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                           CONSOLIDATED STATEMENT OF CASH FLOWS

                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                        (Continued)


                                                               1997              1996
                                                           ------------     -------------

Supplemental disclosures:

Cash paid for:

    Interest on deposits and other borrowing               $  3,935,123      $  3,979,043
    Income taxes                                                776,771           784,244

Non-cash investing activities:

    Transfers from loans to other real estate owned
      acquired through foreclosure                                    0            35,065


















































The accompanying notes are an integral part of these financial statements


                      BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
                         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

Presentation. The accompanying consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 1996, has been derived from the audited financial statements of the Company for the year then ended.

The accompanying consolidated financial statements as of September 30, 1997, and September 30, 1996, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position and operating results of the periods presented.

The Company approved the increase in authorized capital stock from 3,000,000 to 12,000,000 shares along with a 4:1 stock split that was effective for shareholders of record as of the close of business on April 12, 1997. Earnings per share and outstanding shares have been restated for all prior periods.

Nonperforming Assets. Nonperforming assets at September 30, 1997 and December 31, 1996, were as follows:


                                                                      09/30/97         12/31/96
                                                                     ---------        ---------
                                                                       (dollars in thousands)
Nonaccrual loans by type
    Real estate                                                      $       0        $     157
    Installment                                                              1                2
    Commercial and all other loans                                          32               75
                                                                     ---------        ---------
        Total nonaccrual loans                                              33              234
Loans past due 90 days or more                                             216              383
                                                                     ---------        ---------
        Total nonperforming loans                                          249              617

Other real estate owned (net)                                               56               79
                                                                     ---------        ---------
        Total nonperforming assets                                   $     305        $     696
                                                                     =========        =========
Nonperforming loans as a percent
of loans, net of unearned interest
and loans held for sale                                                   .24%              .64%

Allowance for Loan Losses.  The following table reflects the transactions in the allowance for loan losses for the nine month periods ended September 30,
1997 and 1996:
                                                                      09/30/97         09/30/96
                                                                     ---------        ---------
                                                                       (dollars in thousands)

Balance at beginning of year                                         $     623        $     724

Provision charged to operations                                            120               50

Charge-offs                                                                (74)            (103)
Recoveries                                                                  20               14
                                                                     ---------        ---------
Net recoveries (charge-offs)                                               (54)             (89)
                                                                     ---------        ---------
Balance at end of period                                             $     689        $     685
                                                                     =========        =========
Allowance for loan losses as a
percent of loans, net of unearned
interest and loans held for sale                                          .67%              .72%


Item 2:  Management's Discussion and Analysis or Plan of Operation.

         This discussion is intended to supplement the consolidated financial statements, expand on material changes in financial condition since year end and to compare the operating results for the nine months ended September 30, 1997, to the same period in 1996.

         Financial Condition

         Total assets increased to $158.3 million at September 30, 1997, from $151.3 million at year end 1996 due primarily to an increase in loans. Loans, net of unearned interest and allowance for losses, increased 7.9% to $102.8 million at September 30, 1997, as compared to $95.3 million at December 31, 1996.

         Asset Quality. Nonperforming loans at September 30, 1997, decreased to $249 thousand from $617 thousand at December 31, 1996. This decrease is shown in the breakdown of nonperforming assets which includes a decrease of $201 thousand in nonaccrual loans to $33 thousand at September 30, 1997, from $234 thousand at December 31, 1996. Loans past due ninety days were also less than at the end of 1996 by $167 thousand due to management's efforts during the year to emphasize portfolio management. Nonperforming loans as a percent ofloans, net of unearned income, were .24% at September 30, 1997, as compared to .64% at December 31, 1996. Other real estate owned decreased to $56 thousand from $79 thousand at December 31, 1996.

         Allowance for Possible Loan Losses. The allowance for possible loan losses was $689 thousand at September 30, 1997, compared to $685 thousand at September 30, 1996. The ratio of the allowance for possible loan losses to loans, net of unearned income and loans held for sale, decreased to .67% at September 30, 1997, from .72% at September 30, 1996. Due to continued loan growth, management has added $120 thousand to the allowance through September 30, 1997.

         Securities. Management determines the classification of its securities at acquisition. Securities that are deemed to be held to maturity are accounted for by the amortized cost method. These securities decreased $5.4 million to $38.0 million at September 30, 1997, compared to $43.4 million at December 31, 1996. Available-for-sale securities reported at fair market value increased to $4.0 million at September 30, 1997. Equity securities, comprised of Federal Reserve Bank stock of $239 thousand and Federal Home Loan Bank stock of $959 thousand, remained stable.

         Liquidity. The Company's cash and cash equivalents increased to $6.2 million at September 30, 1997, compared to $5.1 million at December 31, 1996. Cash provided by operating and financing activities increased by $1.6 million and $5.4 million, respectively, while investing activities used $5.9 million.

         Deposits. Deposits increased to $129.5 million at September 30, 1997 from $126.4 million at December 31, 1996, primarily due to an increase in interest-bearing demand deposits.

         Capital. Stockholders' equity increased to $17.9 million at September 30, 1997, from $16.5 million at the end of 1996. The increase is primarily the result of net income for the nine months ended September 30, 1997 totaling $1.8 million, and a $38 thousand net change in unrealized gains on securities available for sale. These increases were partially offset by $477 thousand in semi-annual dividends declared on the common stock. The ratio of Stockholders' Equity to assets increased to 11.30% at September 30, 1997, compared to 10.92% at the end of 1996, due to the growth in retained earnings. All capital ratios exceed the ratios required for designation of the Company as a "well-capitalized" institution under currently applicable regulatory guidelines.

         The table below presents the Company's risk-based and other capital ratios as of September 30, 1997, and at year-end 1996.

                                        09/30/97        12/31/96
                                        --------        --------

Tier I Capital                          $ 17,849        $ 16,521
Tier II Capital                              689             623
                                        --------        --------
                                        $ 18,538        $ 17,144

Risk-Weighted Assets                    $ 93,920        $ 88,071

Ratios:
  Total Capital                            19.74%          19.47%
  Tier I Capital                           19.00%          18.76%
  Leverage Capital                         11.37%          10.96%
  Tangible Capital                         11.37%          10.96%


         Results of Operations

         First Nine Months of 1997 Compared to the First Nine Months of 1996

         Net income increased 30% to $1.791 million or $1.01 per share from $1.375 million or $.78 per share. This increase is primarily attributable to an increase in net interest income resulting from strong loan demand and a $107 thousand recovery of prior-period interest on non-accrual loans, and a $257 thousand one-time FDIC assessment made in the third quarter of 1996 to recapitalize the SAIF fund

         The returns on average assets and average equity for the first three quarters of 1997 were 1.54% and 14.65%, respectively, compared to 1.20% and 11.40%, respectively, for the comparable period in 1996.

         Analysis of Net-Interest Income. Net interest income for the period ended September 30, 1997, was $5.1 million, an increase of 7.7% over the same period in 1996. Factors contributing to this increase include: the positive effect of the change in the mix of earning assets from lower-yielding securities to higher-yielding loans; growth in average earning assets, particularly loans; and a higher yield on earning assets. The above factors produced an increase in net interest margin from 4.36% to 4.64%.

         Provision for Loan Losses. The provision for loan losses increased to $120 thousand in the first three quarters of 1997, compared to $50 thousand during the same period in 1996. The table reflecting a reduction in non-performing loans might suggest the need for a possible reduction or at least a leveling off of the provision. However, management has continued to provide for increases in possible loan losses due to the loan growth the Company has experienced in 1997.

         Non-Interest Income. Non-interest income increased to $1.1 million for the nine month period ended September 30, 1997, from $1.0 million for the same period in 1996. This increase is primarily attributable to the recovery of prior-period interest income of $107 thousand on nonaccrual loans. Fees from core business lines, primarily service charges on deposit accounts, internet service providership fees and other retail service fees, grew modestly but were offset by a reduction in the amortization of negative goodwill from $267 thousand to $222 thousand.

         Non-Interest Expense. Non-interest expense decreased to $3.4 million through September 30, 1997, from $3.7 million during the same period of 1996. The period ended September 30, 1996 included a one-time assessment of $257 for the recapitalization of the SAIF fund along with $61 thousand in expense for development of electronic banking capabilities.

         Pretax Income. The combination of all the above factors produced a pretax income of $2.7 million for the nine months ended September 30, 1997, compared to $2.0 million for the same period in 1996. Income taxes for the nine months ended September 30, 1997, were $930 thousand compared to $648 thousand for the same period in 1996.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

      3.1 Restated Articles of Incorporation of Britton & Koontz Capital Corporation, incorporated by reference to Exhibit
                 4.1 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997.

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

     10.4 Salary Continuation Agreements dated September 26, 1994, between Britton & Koontz First National Bank and W. Page Ogden, Bazile R. Lanneau, Jr. and James J. Cole, incorporated by reference to Exhibit 10 to Registrant's Quarterly Report on Form 10-QSB filed with the Commission on November 14, 1994.

     10.5 Britton & Koontz Capital Corporation Long-Term Incentive Plan and Amendment, incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997.

     11          Statement re: computation of per share earnings

     27          Financial Data Schedule


        (b)  Reports on Form 8-K

              A report on Form 8-K, dated July 23, 1997, was filed by the Registrant with the Commission under Item 5, Other Events. The report was filed to report second quarter 1997 earnings.

                                                 SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                          BRITTON & KOONTZ CAPITAL CORPORATION




        November 14, 1997                 /s/ W. Page Ogden
                                          -----------------------------
                                          W. Page Ogden
                                          President and Chief Executive
                                          Officer




        November 14, 1997                 /s/ Bazile R. Lanneau, Jr.
                                          -----------------------------
                                          Bazile R. Lanneau, Jr.
                                          Vice President and
                                          Chief Financial Officer

                                                EXHIBIT INDEX


Exhibit
Number        Item


11            Statement Regarding Computation of Per Share Earnings

27            Financial Data Schedule