Form 10KSB
period 1997-12-31
BRITTON & KOONTZ CAPITAL CORP
filed 1998-03-30
CIK 707604

March 27, 1998





Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C. 20549


Re:  Britton & Koontz Capital Corporation (the "Company")
     Annual Report on Form 10-KSB for Period Ended
     December 31, 1997 (Commission File No. 0-22606)

Ladies and Gentlemen:

     Pursuant to Section 15(d) of the Securities Exchange Act of
1934, as amended (the "Act"), transmitted herewith for filing, is the Company's Annual Report on Form 10-KSB, with exhibits, for the period ended December 31, 1997.

     The financial statements in the annual report do not reflect any change from the prior year in any accounting principles or practices or in the method of applying any such principles or practices.



Sincerely yours,




/s/ William M Salters
_________________________
Vice President/Controller


Enclosures

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



                                   FORM 10-KSB




            Annual Report pursuant to Section 13 or 15(d) of the Securities
                               Exchange Act of 1934

                    For the fiscal year ended December 31, 1997

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

                           Common Stock, $2.50 Par Value
                                (Title of Class)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [ ]

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   The issuer's revenues for the 1997 fiscal year were $13,567,242.

   The aggregate market value of the issuer's voting stock held by non-affiliates computed by reference to the price at which the stock was sold as of February 20, 1998 is $23,459,940 for 1,117,140 shares at an estimated $21.00 per share.


   State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1998.

              Common Stock, $2.50  Par Value: 1,767,064 shares


          Transitional Small Business Disclosure Format (check one):

                          Yes  [ ]          No  [X]

                           DOCUMENTS INCORPORATED BY REFERENCE


1. Portions of the Registrant's annual report to shareholders for the fiscal year ended December 31, 1997 are incorporated by reference into Part II of this annual report on Form 10-KSB.

2. Portions of the Registrant's definitive proxy statement, which was filed on March 4, 1998 with the Securities and Exchange
          Commission, are incorporated by reference into Part III of this annual report on Form 10-KSB.

                                CROSS REFERENCE INDEX
                                          TO
                                     FORM 10-KSB


          Certain information required by Form 10-KSB is incorporated by reference from the annual report to shareholders as indicated below. Only that information expressly incorporated by reference is deemed filed with the Commission.

                                PART I


ITEM  1.  DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . .    *
ITEM  2.  DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . .    *
ITEM  3.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . .    *
ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . None


                                PART II

ITEM  5.  MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . .    *
ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION. . . . . . . . . . . . . . . . . . . . . .   **
ITEM  7.  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . .   **
ITEM  8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . None


                                PART III

ITEM  9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
          AND CONTROL PERSONS; COMPLIANCE WITH
          SECTION 16(a) OF THE EXCHANGE ACT. . . . . . . . . . . . . .  ***
ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . .  ***
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . .  ***
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . .  ***
ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K . . . . . . . . . . .    *

                               ______________


* This information is included in this annual report on Form 10-KSB and is not incorporated by reference from the Company's annual report to shareholders.

** This information is incorporated by reference from the Company's Annual Report to shareholders pursuant to Instruction E(2) of Form 10-KSB, which is included as Exhibit 13 to Form 10-KSB.

*** The material required by Items 9 through 12 is incorporated by reference from the Company's definitive proxy statement pursuant to Instruction E(3) of Form 10-KSB. The Company filed a definitive proxy statement with the Securities and Exchange Commission on March 4, 1998.

                           TABLE OF CONTENTS


                                                                 Page
                                                                 ____


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS                    1

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

	This Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Company's expectations. Forward-looking statements have been and will be made in written documents and oral presentations of the Company. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management.
When used in the Company's documents or oral presentations, the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing market conditions, availability or cost of capital, employee workforce factors, cost and other effects of legal and administrative proceedings, and changes in federal, state or local legislature requirements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

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

               The Company's major source of income in 1997 was dividends from the Bank in the amount of $1,076,358. The Company expects that dividends from the Bank will continue to be the Company's major source of income in 1998. As of December 31, 1997, the Company had total consolidated assets of approximately $162 million, and total consolidated shareholders' equity of approximately $18.0 million.

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

               The products and services offered by the Bank include personal and commercial checking accounts, money market deposit accounts, savings accounts, and automated clearinghouse services. The Bank also offers money transfer services, safe deposit box facilities and access to a network of automated teller machines. In recent years and primarily as a result of its merger with Natchez First Federal in July, 1993, the Bank has become a full-service residential and commercial mortgage lender. The Bank also engages in other commercial and consumer lending activities, including, among other things, the issuance of VISA and MasterCard credit cards. The Bank's trust department offers a range of trust services, acting as trustee, executor, administrator, custodian, guardian and agent with responsibility for total assets as of December 31, 1997, of approximately $23 million.

               As of December 31, 1997, the Bank had total assets of approximately $162 million and total deposits of approximately $133 million.

               As of December 31, 1997, the Company and the Bank had approximately 62 full-time and 5 part-time employees for a total of 67 employees. The employees are not represented by a collective bargaining unit. The Company believes that its relationship with its employees is good.

               Internet and Electronic Banking Activities

               Management of the Company and the Bank are dedicated to keeping the Bank competitive as technological innovation in the banking industry increases.

               Beginning in 1994, the Bank began a $1.2 million capital improvements program to upgrade its computing, communications, check processing and accounting systems. This program will be complete with the installation of a new client/server based core accounting system in June of 1998.

               In 1995, the Bank installed communications systems enabling it to provide Internet access to the public and for future delivery of electronic banking services. The Bank currently has in excess of 700 subscribers to its Internet access service and it is actively marketing combination plans for image checking, online banking and Internet access.

               In 1996, the Bank replaced its old check processing equipment and systems and began offering image check statements in 1997.

               During 1996, the Bank began development, completed in 1997, of an electronic banking system that enables customers, among other things, to view images of cleared checks, obtain account balances and information including extensive transaction histories, transfer funds between accounts and stop payment on checks. Additional features currently available to the Bank, but not yet offered to the Bank's customers, will allow users to requests wire transfer to other institutions, apply for an electronic banking account, apply for loan and deposit accounts and place savings bond orders.

               Management of the Bank believes that development of its electronic banking capabilities and its experience gained may allow it to expand its geographical market area or provide additional revenue opportunities.

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

               In 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), which, among other things, substantially revised the depository institution regulatory and funding provisions of the FDIA. FDICIA also expanded the regulatory and enforcement powers of bank regulatory agencies. Most significantly, FDICIA mandates annual examinations of banks by their primary regulators and requires the federal banking agencies to take prompt "corrective action" whenever financial institutions do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution's capitalization status will depend on how well its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.
As of December 31, 1997, the Bank maintained a capital level which qualified it as being "well capitalized" under such regulations.

               FDICIA also prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be "undercapitalized." For additional information regarding restrictions on the Bank's payment of dividends, see Item 5 - "Market for Common Equity and Related Stockholder Matters -- Dividends," below.


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

               Beginning June 1, 1997, Riegle-Neal authorizes a national bank domiciled in one state to establish branches in any other state as long as neither state has opted out of interstate branching between the date of enactment of Riegle-Neal and May 31, 1997. Riegle-Neal, however, does allow states to preserve certain restrictions on the entry of out-of-state banks, such as the fashion in which entry can be made, an age requirement for a bank being merged or acquired, and a deposit cap. Under Riegle-
Neal, once a bank has established a branch in another state, it may exercise the same rights in that state as national and state banks enjoy in that state, including the ability to branch intra-state. Riegle-Neal provides that states may opt in early to interstate branching prior to June 1, 1997.

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

Restriction on Dividends

               The Company is a legal entity separate and distinct from the Bank and substantially all of the Company's revenues result from amounts paid by the Bank, as dividends, to the Company. The payment of dividends by the Bank is, of course, dependent upon its earnings and financial condition. The Bank, however, as a national bank, is also subject to legal limitations on the amount of its earnings that it may pay as dividends. For additional information regarding the restrictions on the Bank's payment of dividends, see Item 5 - "Market for Common Equity and Related
Stockholder Matters -- Dividends," below.

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

               The table below sets forth the high and low sale prices for the Company's Common Stock for the periods indicated. For periods after October 17, 1996, the table sets forth the Nasdaq Small Cap Market price range for the Common Stock. For all prior periods, the table sets forth the high and low sales price for Common Stock based upon a small number of transactions that were reported to the Company by a regional securities broker who facilitated the trading of the Common Stock during those periods. The quotations for these periods reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not reflect actual transactions in the Company's Common Stock.



                                                            Dividends
                                       High       Low       per Share
Period 1997                           ______    ______      _________
               4th Quarter            $23.00    $18.25        $ .29
               3rd Quarter            $19.75    $17.00
               2nd Quarter            $23.00    $16.25        $ .27
               1st Quarter            $18.75    $14.00



Period 1996
               10/17/96-12/31/96      $14.50    $11.25        $ .30
               10/01/96-10/16/96      $10.25    $10.25
               3rd Quarter            $10.00    $10.00
               2nd Quarter            $10.00    $ 9.25        $ .20
               1st Quarter            $ 9.75    $ 9.00




(b)            Holders

               On December 31, 1997, there were 526 shareholders of record of the Company's Common Stock. The above table reflects a 4 for 1 stock split which was effective for shareholders of record as of the close of business on April 25, 1997.

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

               The Company has declared semiannual cash dividends in each of the last three fiscal years totalling, on an annual basis, $.48 per share for 1995, $.50 per share for 1996 and $.56 per share for 1997. Historical dividend payout ratios, expressed as a percentage of net income, for 1995 to 1997 were 39.31%, 43.41% and 41.27%, respectively.

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


               Retained earnings of the Bank available for payment of cash dividends under applicable dividend regulations exceeded $3.7 million as of December 31, 1997, although the Bank intends to retain most of these funds for capital and not to pay them out as dividends.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

               This information is incorporated by reference to the Company's Annual Report to shareholders, which is included as Exhibit 13 to Form 10-KSB.


Item 7.  Financial Statements.

               The following consolidated financial statements of the Company and the Bank are incorporated by reference to the Company's Annual Report to shareholders, which is included as Exhibit 13 to Form 10-KSB.


               -         Independent Auditor's Report;
               - Consolidated Statements of Financial Condition - December 31, 1997 and 1996;
               - Consolidated Statements of Income - Years ended December 31, 1997 and 1996;
               - Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 1997 and 1996;
               - Consolidated Statements of Cash Flows - Years ended December 31, 1997 and 1996; and
               -         Notes to the Consolidated Financial Statements.


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

(b)            Reports on Form 8-K

               The Company filed a report on Form 8-K, dated October 24, 1997, reporting third quarter 1997 earnings.

               The Company filed a report on Form 8-K, dated November 20, 1997, announcing a semi-annual dividend.

                                SIGNATURES


          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           BRITTON & KOONTZ CAPITAL CORPORATION
                           (Registrant)



                           By:     /s/ W. Page Ogden
                                   ___________________________
                                   W. Page Ogden
                                   President and
                                   Chief Executive Officer


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                                                 Title                                            Date
__________________________                                _____________________________                    ______________



/s/ W. Page Ogden                                         President,                                       March 27, 1998
__________________________                                Chief Executive
W. Page Ogden                                             Officer and
                                                          Director
                                                          (Principal Executive Officer)


/s/ W. W. Allen, Jr.                                      Director                                         March 27, 1998
__________________________
W. W. Allen, Jr.



/s/ Craig A. Bradford                                     Director                                         March 27, 1998
__________________________
Craig A. Bradford, DMD



/s/ James J. Cole                                         Director                                         March 27, 1998
__________________________
James J. Cole




                  {SIGNATURES CONTINUE ON FOLLOWING PAGE}



                  {SIGNATURES CONTINUED FROM PRECEDING PAGE}

Signature                                                 Title                                            Date
__________________________                                _____________________________                    ______________



/s/ Wilton R. Dale                                        Director                                         March 27, 1998
__________________________
Wilton R. Dale



/s/ W. J. Feltus, III                                     Chairman and                                     March 27, 1998
__________________________                                Director
W. J. Feltus, III



/s/ A. J. Ferguson                                        Director                                         March 27, 1998
__________________________
A. J. Ferguson



/s/ C. H. Kaiser, Jr.                                     Vice Chairman                                    March 27, 1998
__________________________                                and Director
C. H. Kaiser, Jr.



/s/ Donald E. Killelea                                    Director                                         March 27, 1998
__________________________
Donald E. Killelea, M.D.


/s/ Bazile R. Lanneau, Sr.                                Director                                         March 27, 1998
__________________________
Bazile R. Lanneau, Sr.


/s/ Bazile R. Lanneau, Jr.                                Vice President, Chief                            March 27, 1998
__________________________                                Financial Officer, Treasurer,
Bazile R. Lanneau, Jr.                                    Assistant Secretary and Director
                                                          (Principal Financial Officer)
                                                          (Principal Accounting Officer)


/s/ Albert W. Metcalfe                                    Secretary and                                    March 27, 1998
__________________________                                Director
Albert W. Metcalfe



/s/ Bethany L. Overton                                    Director                                         March 27, 1998
__________________________
Bethany L. Overton


/s/ Robert R. Punches                                     Director                                         March 27, 1998
__________________________
Robert R. Punches


                                   EXHIBITS TO ANNUAL REPORT ON FORM 10-KSB

                                    OF BRITTON & KOONTZ CAPITAL CORPORATION

                                              FOR THE FISCAL YEAR

                                            ENDED DECEMBER 31, 1997

                                            EXHIBIT INDEX



Exhibit   Description of Exhibit
_______   _______________________

 3.1      Restated Articles of Incorporation of Britton & Koontz Capital      *
          Corporation, incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-8, Registration
          No. 333-20631, filed with the Commission on January 29, 1997.

 3.2 By-Laws of Britton & Koontz Capital Corporation, as amended and restated.

 4.1      Certain provisions defining the rights of Shareholders are found    *
          in the Articles of Incorporation and By-Laws of Britton &
          Koontz Capital Corporation.  See Exhibits 3.1 and 3.2, above.

 4.2      Shareholder Rights Agreement dated June 1, 1996 between             *
          Britton & Koontz Capital Corporation and Britton & Koontz
          First National Bank, as Rights Agent, incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the
          Commission on January 29, 1997.

10.1      Employment Agreement dated December 31, 1996, between               *
          Britton & Koontz Capital Corporation and W. Page Ogden, incorporated by reference to Exhibit 10.1 to Registrant's
          Annual Report on Form 10-KSB filed with the Commission on March 28, 1997.

10.2      Employment Agreement dated December 31, 1996, between               *
          Britton & Koontz Capital Corporation and Bazile R. Lanneau,
          Jr., incorporated by reference to Exhibit 10.2 to Registrant's
          Annual Report on Form 10-KSB filed with the Commission on March 28, 1997.

10.3      Employment Agreement dated January 1, 1996, between                 *
          Britton & Koontz Capital Corporation and James J. Cole, incorporated by reference to Exhibit 10.3 to Registrant's
          Annual Report on Form 10-KSB filed with the Commission on March 29, 1996.

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

13        Annual Report to shareholders for fiscal year 1997.

21        Subsidiaries of the Registrant

23.1      Consent of Independent Auditors

27        Financial Data Schedule



* As indicated in the column entitled "Description of Exhibit," this exhibit is incorporated by reference to another filing or document.