Form 10QSB
period 1998-03-31
BRITTON & KOONTZ CAPITAL CORP
filed 1998-05-15
CIK 707604

U. S. SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C.  20549


                                       FORM 10-QSB




(Mark One)

[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Quarterly Period Ended March 31, 1998

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X , No

1,767,064 Shares of Common Stock, Par Value $2.50, were issued and outstanding as of April 1, 1998.

Transitional Small Business Disclosure Format:  Yes    , No  X

                          BRITTON & KOONTZ CAPITAL CORPORATION
                                     AND SUBSIDIARY


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


Consolidated Balance Sheets for March 31, 1998 and December 31, 1997

Consolidated Statements of Income for the Three Months Ended March 31, 1998 and March 31, 1997

Consolidated Statements of Stockholders' Equity for the Three Months Ended March 31, 1998 and March 31, 1997

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1998 and March 31, 1997

Notes to the Consolidated Financial Statements.

                   BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                               CONSOLIDATED BALANCE SHEETS

                          MARCH 31, 1998 AND DECEMBER 31, 1997



                                                         March 31,     December 31,
                                                           1998            1997
                                                       ____________    ____________
ASSETS:

Cash and due from banks:
  Non-interest bearing                                 $  4,846,402    $  5,807,501
  Interest bearing                                        3,166,588         123,283
                                                       ------------    ------------
  Total cash and due from banks                           8,012,990       5,930,784

Federal funds sold                                        7,150,000               0
Investment securities:
  Held-to-maturity (estimated market value of
  $37,469,582 in 1998 and $39,371,180 in 1997)           36,857,258      38,727,543
  Available for sale, at fair value                       4,025,800       4,031,005
  Equity securities                                       1,197,550       1,197,850
Loans, less unearned income of $229,879 in 1998 and
  $246,813 in 1997; and allowance for loan losses of
  $715,164 in 1998 and $676,745 in 1997                 109,655,194     106,156,237
Bank premises and equipment, net of accumulated
  depreciation                                            3,971,171       3,947,207
Other real estate owned                                      74,038          74,038
Accrued interest receivable                               1,215,597       1,233,181
Cash surrender value life insurance                         687,699         679,925
Other assets                                                254,629         152,360
                                                       ------------    ------------
  Total Assets                                         $173,101,926    $162,130,130
                                                       ============    ============


LIABILITIES:

Deposits:
  Non-interest bearing                                   18,602,064      20,568,295
  Interest bearing                                      128,445,333     112,068,906
                                                       ------------    ------------
  Total Deposits                                       $147,047,397    $132,637,201

Securities sold under repurchase agreements               3,010,661       2,133,977
Federal funds purchased                                           0       1,650,000
Federal Home Loan Bank advances                                   0       3,000,000
Accrued Interest Payable                                  1,068,020         956,016
Negative Goodwill, net of accumulated amortization
  of $1,898,440 in 1998 and $1,833,810 in 1997            1,161,982       1,226,612
Advances from borrowers for taxes & insurance               161,555         370,228
Accrued taxes and other liabilities                       2,125,932       2,174,352
                                                       ------------    ------------
  Total Liabilities                                    $154,575,547    $144,148,386
                                                       ------------    ------------


STOCKHOLDERS' EQUITY:

Common stock, $2.50 par value per share; 12,000,000
  shares authorized; 1,767,064 shares issued and
  outstanding in 1998 and 1997                            4,417,660       4,417,660
Additional paid-in-capital                                3,414,927       3,414,927
Retained earnings                                        10,661,087      10,110,313
Unrealized gains on securities available-for-sale, net
  of applicable deferred income taxes                        32,705          38,844
                                                       ------------    ------------
  Total Stockholders' Equity                           $ 18,526,379    $ 17,981,744
                                                       ------------    ------------
  Total Liabilities and Stockholders' Equity           $173,101,926    $162,130,130
                                                       ============    ============



       The accompanying notes are an integral part of these financial statements.


                   BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF INCOME




                                                  Three Months Ended
                                                       March 31,
                                                   1998          1997
                                               __________    __________

Interest Income:
  Interest and fees on loans                   $2,396,661    $2,094,205
  Interest on investment securities:
     Taxable interest income                      728,028       730,803
     Exempt from federal taxes                     23,856        19,642
  Interest on federal funds sold                   52,091        22,163
                                               ----------    ----------
        Total Interest Income                  $3,200,636    $2,866,813
                                               ----------    ----------
Interest Expense:
  Interest on deposits                         $1,391,963    $1,223,125
  Interest on federal funds purchased              17,069         2,538
  Interest on securities sold under
     repurchase agreements                         37,747        26,464
                                               ----------    ----------
        Total Interest Expense                 $1,446,779    $1,252,127
                                               ----------    ----------
Net Interest Income                            $1,753,857    $1,614,686

Provision for loan losses                          40,000        40,000

                                               ----------    ----------
Net interest income after
  Provision for loan Losses                    $1,713,857    $1,574,686
                                               ----------    ----------
Other Income:
  Service charge on deposit accounts              167,242       171,525
  Income from fiduciary activities                 18,192        14,412
  Insurance premiums and commissions                6,867         9,560
  Gain/(loss) on sale of mortgage loans             2,633        (4,161)
  Amortization of negative goodwill                64,630        77,550
  Other                                           101,529        88,433
                                               ----------    ----------
        Total Other Income                     $  361,093    $  357,319
                                               ----------    ----------
Other Expense:
  Salaries                                        591,298       550,447
  Employee benefits                                73,875        79,169
  Net occupancy expense                            90,216        83,587
  Equipment expense                               153,512        97,144
  FDIC assessment                                   9,120         9,380
  Stationery & supplies                            23,288        22,416
  Other real estate expense                         1,221           130
  Other                                           303,147       218,996
                                               ----------    ----------
        Total Other Expenses                   $1,245,677    $1,061,269
                                               ----------    ----------
Income Before Income Taxes                        829,273       870,736

Income Tax Expense                                278,499       288,346
                                               ----------    ----------
Net Income                                     $  550,774    $  582,390
                                               ==========    ==========


Net Income Per Share                           $      .31    $      .33

Weighted Average Shares Outstanding             1,767,064     1,766,872






        The accompanying notes are an integral part of these financial statements



                   BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                   FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997





                                                 PAR                      RETAINED
                                  # SHARES      VALUE        SURPLUS      EARNINGS       OTHER        TOTAL
                                 ---------   -----------   -----------   -----------    --------    -----------


Balance December 31, 1996        1,764,288   $ 4,410,720   $ 3,395,617   $ 8,715,045    $      0    $16,521,382
Net income for three months
   ended March 31, 1997                                                      582,390                    582,390
                                 ---------   -----------   -----------   -----------    --------    -----------

Balance March 31, 1997           1,764,288   $ 4,410,720   $ 3,395,617   $ 9,297,435    $      0    $17,103,772
                                 =========   ===========   ===========   ===========    ========    ===========


Balance December 31, 1997        1,767,064   $ 4,417,660   $ 3,414,927   $10,110,313    $ 38,844    $17,981,744

Net income for three months
   ended March 31, 1998                                                      550,774                    550,774

Net change in unrealized gains
   on securities available for
   sale, net of taxes of $20,179                                                          (6,139)        (6,139)


                                 ---------   -----------   -----------   -----------    --------    -----------
Balance March 31, 1998           1,767,064   $ 4,417,660   $ 3,414,927   $10,661,087    $ 32,705    $18,526,379
                                 =========   ===========   ===========   ===========    ========    ===========






        The accompanying notes are an integral part of these financial statements



                    BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                           CONSOLIDATED STATEMENT OF CASH FLOWS

                    FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997




                                                                 1998              1997
                                                             ___________       ___________

Operating activities:
  Net Income                                                 $   550,774       $   582,390

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Deferred taxes                                                 (34,708)          (18,386)
  Provision for loan losses                                       40,000            40,000
  Provision for depreciation                                     120,478            78,792
  Federal home loan bank stock dividends received                (13,900)          (13,400)
  (Gain) loss on sale of loans                                    (2,633)            4,161
  Amortization of investment security premiums, net                1,218             1,698
  Amortization of valuation adjustment on acquired loans          13,730            20,560
  Amortization of valuation adjustment on acquired deposits         (630)           (4,350)
  Amortization of negative goodwill                              (64,630)          (77,550)
  (Increase) decrease in accrued interest receivable              17,584           (83,231)
  (Increase) decrease in cash surrender value                     (7,774)          (14,850)
  (Increase) decrease in other assets                           (102,268)            8,028
  Increase (decrease) in interest payable                        112,004            59,866
  Increase (decrease) in accrued taxes & other liabilities       (10,784)          142,602
                                                             ------------      -----------
     Net cash provided (used) by operating activities        $   618,461       $   726,330
                                                             ------------      -----------



Investing activities:
  Proceeds from sale of Federal Home Loan Bank stock              14,200            14,000
  Purchases of investment securities                                   0                 0
  Proceeds from maturities and paydowns
    of investment securities                                   1,865,204         3,417,748
  (Increase) decrease in federal funds sold                   (7,150,000)       (6,000,000)
  Net (increase)/decrease in loans                            (3,550,054)       (1,078,399)
  Purchases of premises and equipment                           (144,442)          (53,720)
                                                             -----------       -----------
     Net cash provided (used) by investing activities        $(8,965,092)      $(3,700,371)
                                                             -----------       -----------



Financing activities:
  Net increase (decrease) in customer deposits                14,410,826         3,077,680
  Net increase (decrease) in short term borrowings               876,684         2,750,539
  Net increase (decrease) in Fed Funds Purchased              (1,650,000)                0
  Net increase (decrease) in Fed Home Loan Bank advances      (3,000,000)       (2,000,000)
  Net increase (decrease) in advances from borrowers
    for taxes and insurance                                     (208,673)         (213,598)
                                                             -----------       -----------
    Net cash provided (used) by financing activities         $10,428,837       $ 3,614,621
                                                             -----------       -----------


Increase (decrease) in cash and cash equivalents               2,082,206           640,580

Cash and cash equivalents at beginning of period               5,930,784         5,106,485

Cash and cash equivalents at end of period                   $ 8,012,990       $ 5,747,065
                                                             ===========       ===========



                                (Continued)


 The accompanying notes are an integral part of these financial statements


             BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENT OF CASH FLOWS

            FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                (Continued)




                                                              1998                1997
                                                            __________          __________
Supplemental disclosures:

Cash paid for:

  Interest on deposits and other borrowings                 $1,334,775          $1,192,261




 The accompanying notes are an integral part of these financial statements





                   BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 1997 AND DECEMBER 31, 1996



Presentation. The accompanying consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 1997, has been derived from the audited financial statements of the Company for the year then ended.

The accompanying consolidated financial statements as of March 31, 1998, and March 31, 1997, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position and operating results of the periods presented.



Nonperforming Assets. Nonperforming assets at March 31, 1998 and December 31, 1997, were as follows:

                                                         03/31/98     12/31/97

                                                         (dollars in thousands)
Nonaccrual loans by type
   Real estate                                         $      22      $      23
   Installment                                                 6              6
   Commercial and all other loans                              0              0
                                                        --------       --------
       Total nonaccrual loans                                 28             29
Loan past due 90 days or more                                131            243
                                                        --------       --------
       Total nonperforming loans                             159            272

Other real estate owned (net)                                 74             74
                                                        --------       --------
       Total nonperforming assets                      $     233      $     346
                                                        ========       ========
Nonperforming loans as a
percent of loans, net of
unearned interest and loans
held for sale                                               .14%           .25%


Allowance for Loan Losses. The following table reflects the transactions in the allowance for loan losses for the three month periods ended March 31, 1998 and 1997:
                                                         03/31/98     03/31/97
                                                         (dollars in thousands)

Balance at beginning of year                           $     677      $     623

Provision charged to operations                               40             40

Charge offs                                                  (10)           (15)
Recoveries                                                     8              7
                                                        --------       --------
Net recoveries (charge offs)                                  (2)            (8)
                                                        --------       --------
Balance at end of period                               $     715      $     655
                                                        ========       ========

Allowance for loan losses as a
percent of loans, net of unearned
interest and loans held for sale                            .65%           .68%

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

       This discussion is intended to supplement the consolidated financial statements, expand on material changes in financial condition since year end and to compare the operating results for the three months ended March 31, 1998, to the same period in 1997.

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


       Results of Operations

       First Quarter of 1998 Compared to the First Quarter of 1997

       Analysis of Net Income. The Company recorded net income of $551 thousand or $.31 per share for the quarter ended March 31, 1998, compared to $582 thousand or $.33 per share for the same period in 1997. The returns on average assets and average equity for the first quarter of 1998 were 1.30% and 12.04%, respectively, while the returns were 1.54% and 13.78%, respectively, for the same period in 1997. The decrease in earnings is primarily the result of a nonrecurring prior year adjustment of approximately $38 thousand.

       Analysis of Net Interest Income. Net interest income increased $139 thousand or 8.6% to $1.8 million for the period ended March 31, 1998, compared to the same period in 1997. Interest income increased $334 thousand or 11.6% primarily as a result of an 13.8% increase in average loan volumes along with increases in income from federal funds sold. Loan demand was funded with an increase in customer deposits resulting in an increase in interest expense of $195 thousand of which $156 thousand was due to volume increases and $39 thousand was due to a slight increase in rates.

       Provision for Loan Losses. The Company recorded a provision for loan loss expense of $40 thousand in the first quarter of 1998 which was equal to the provision recorded in the same period in 1997.

       Non-Interest Income. Non-interest income for the quarter ended March 31, 1998, remained relatively stable at $361 thousand compared to $357 thousand for the same period during 1997.

       Non-Interest Expense. Non-interest expense increased $184 thousand to $1.2 million for the period ended March 31, 1998. The increase is due primarily to increased equipment and software depreciation expense along with increases in salaries and benefits and a nonrecurring interest charge from 1997.

       Pretax Income. The combination of all the above factors produced a 4.8% decrease in pretax income to $829 thousand compared to $871 thousand for the same period in the previous year.

       Income Taxes. Income taxes decreased 3.4% to $278 thousand for the quarter ended March 31, 1998, as compared to $288 thousand for the comparable quarter of 1997.

       Financial Condition

       Total assets increased to $173.1 million at March 31, 1998, as compared to $162.1 million at year end 1997. Loans, net of unearned interest and allowance for losses, increased 3.3% to $109.7 million at March 31, 1998, as compared to $106.2 million at December 31, 1997.

       Asset Quality. Nonperforming loans at March 31, 1998, were $159 thousand compared to $272 thousand at December 31, 1997. The breakdown of nonperforming loans were nonaccrual loans of $28 thousand at March 31, 1998, as compared to $29 thousand at December 31, 1997, and loans past due ninety days or more of $131 thousand and $243 thousand at March 31, 1998 and December 31, 1997, respectively. Nonperforming loans as a percentage of loans, net of unearned income declined to .14% at March 31, 1998, as compared to .25% at December 31, 1997.

       Allowance for Possible Loan Losses. The allowance for possible loan losses was $715 thousand at March 31, 1998, compared to $655 thousand at March 31, 1997. The ratio of the allowance for possible loan losses to loans, net of unearned income and loans held for sale, decreased to .65% at March 31, 1998, as compared to .68% at March 31, 1997. Management regularly reviews the level of the allowance for possible loan losses and is of the opinion that the it is adequate at March 31, 1998. The Company experienced net chargeoffs for the first three months of 1998 of $2 thousand compared to $8 thousand for the same period in 1997. Other real estate remained stable at $74 thousand.

       Securities. Management determines the classification of its securities at acquisition. Securities that are deemed to be held to maturity are accounted for by the amortized cost method. These securities decreased $1.8 million to $36.9 million at March 31, 1998, as compared to $38.7 million at December 31, 1997. The Company from time to time will purchase securities and hold them as available for sale. These securities, which are marked to market, amounted to $4.0 million at March 31, 1998. Net unrealized gains (after tax effecting of $20 thousand) amounted to $33 thousand. Equity securities at March 31, 1998, comprised of Federal Reserve Bank stock of $239 thousand and Federal Home Loan Bank stock of $958 thousand, remained stable.

       Liquidity. Principal sources of liquidity for the Company are asset cash flows, customer deposits and the ability to borrow against investing securities and loans. Principal and interest cash flows from investment securities exceeded $2.6 million or 1.6% of average assets for the period ended March 31, 1998. The Company's cash and cash equivalents increased $2.1 million to $8.0 million at March 31, 1998, compared to $5.9 million at December 31, 1997. Cash provided by operating and financing activities increased by $.6 million and $10.4 million respectively while investing activities used $8.9 million.

       Deposits. Deposits increased to $147.0 million at March 31, 1998, compared to $132.6 million at December 31, 1997. Short-term borrowings at March 31, 1998 decreased to $3.0 million.

       Capital. Stockholders' equity increased to $18.5 million at March 31, 1998, compared to $18.0 million at the end of 1997. The ratio of Stockholders' equity to assets decreased to 10.70% at March 31, 1998, compared to 11.09% at the end of 1997, due to growth in total assets. The Company maintained a Tier 1 capital to risk weighted assets ratio at March 31, 1998, of 18.22%, a total capital to risk weighted assets ratio of 18.93% and a leverage ratio of 11.03%. These levels substantially exceed the minimum requirements of the regulatory agencies of 4.00%, 8.00% and 3.00% respectively.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

       None

Item 2.  Changes in Securities

       None

Item 3.  Defaults Upon Senior Securities

       None

Item 4.  Submission of Matters to a Vote of Security Holders

       (a)  March 24, 1998, 1998 Annual Meeting of Shareholders

       (b) The following directors were re-elected by Shareholders at the Annual Meeting for three year terms expiring in 2001 (Class I): W. W. Allen, Jr., Craig A. Bradford, DMD, W. J. Feltus, III, Donald E. Killelea, M.D., Bazile R. Lanneau, Sr.

       Directors whose term of office as a director continued after the meeting and the expiration date of their current term are: Wilton R. Dale
       (1999), C. H. Kaiser, Jr. (1999), Bazile R. Lanneau, Jr. (1999), Albert
       W. Metcalfe (1999), James J. Cole (2000), A. J. Ferguson (2000), W. Page Ogden (2000), Bethany L. Overton (2000), and Robert R. Punches (2000).

       (c) The following directors were elected by Shareholders at the Annual Meeting by the votes indicated:

                                         For       Against   Abstain    Total

         W. W. Allen, Jr.             1,351,432     7,996       0     1,359,428
         Craig A. Bradford, DMD       1,354,768     4,660       0     1,359,428
         W. J. Feltus, III            1,354,768     4,660       0     1,359,428
         Donald E. Killelea, MD       1,354,768     4,660       0     1,359,428
         Bazile R. Lanneau, Sr.       1,354,768     4,660       0     1,359,428


       (d) Other proposals of business brought before the Security Holders.

       None


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

       3.2 By-Laws of Britton & Koontz Capital Corporation, as amended, incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1998.

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

       10.5 Systems Purchase Agreement dated January 22, 1996, between Britton & Koontz First National Bank and InterBank Systems, Inc., incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 29, 1996, and Form 10-KSB/A, Amendment Number 1, filed with the Commission on June 14, 1996.

       10.6 Independent Contractor Agreement dated January 22, 1996, between InterBank Systems, Inc. and Summit Research, Inc., incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 29, 1996, and Form 10-KSB/A, Amendment Number 1, filed with the Commission on June 14, 1996.

       10.7 Britton & Koontz Capital Corporation Long-Term Incentive Plan and Amendment, incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997.

       11      Statement re: computation of per share earnings

       27      Financial Data Schedule

       (b)  Reports on Form 8-K

           The Company filed a report on Form 8-K, dated March 06, 1998, reporting fourth quarter 1997 earnings and the proposed Annual Shareholders meeting to be held March 24, 1998.

                                       SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                           BRITTON & KOONTZ CAPITAL CORPORATION




       May 15, 1998        /s/ W. Page Ogden
                           W. Page Ogden
                           President and Chief Executive
                           Officer




       May 15, 1998        /s/ Bazile R. Lanneau, Jr.
                           Bazile R. Lanneau, Jr.
                           Vice President and
                           Chief Financial Officer