Form 10QSB
period 1998-06-30
BRITTON & KOONTZ CAPITAL CORP
filed 1998-08-14
CIK 707604

U. S. SECURITIES AND EXCHANGE COMMISSION




                                    WASHINGTON, D.C.  20549




                                          FORM 10-QSB


(Mark One)


[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Quarterly Period Ended June 30, 1998


[ ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934



                                Commission File Number 0-22606


                             BRITTON & KOONTZ CAPITAL CORPORATION



         Mississippi                                       64-0665423
  (State of Incorporation)                               (IRS Employer
                                                       Identification No.)



                         500 Main Street, Natchez, Mississippi  39120

                                   Telephone:  601-445-5576


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X , No
                                                               ---      ---

1,767,064 Shares of Common Stock, Par Value $2.50, were issued and outstanding as of July 1, 1998.


Transitional Small Business Disclosure Format:  Yes     , No  X
                                                    ---      ---

                      BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY





                                             INDEX


PART I    FINANCIAL INFORMATION

     Item 1.  Financial Statements (unaudited).

              Consolidated Balance Sheets for June 30, 1998
              and December 31, 1997

              Consolidated Statements of Income for the Three Months and the Six Months Ended June 30, 1998 and June 30, 1997 Consolidated Statements of Stockholders' Equity for the Six Months Ended June 30, 1998 and June 30, 1997

              Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 1998 and June 30, 1997

              Notes to the Consolidated Financial Statements

     Item 2.  Management's Discussion and Analysis or
              Plan of Operation.


PART II.  OTHER INFORMATION.

     Item 6.  Exhibits and Reports on Form 8-K.


SIGNATURES


                      BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                              CONSOLIDATED STATEMENT OF CONDITION

                              JUNE 30, 1998 AND DECEMBER 31, 1997


                                                                          June 30,        December 31,
                                                                           1998              1997
                                                                       ____________       ____________
ASSETS:

Cash and due from banks:
 Non-interest bearing                                                  $  4,210,494       $  5,807,501
 Interest bearing                                                           495,520            123,283
                                                                       ------------       ------------
      Total cash and due from banks                                       4,706,014          5,930,784

Federal funds sold                                                                0                  0
Investment securities:
  Held-to-maturity(estimated market value of
    $36,245,600 in 1998 and $39,371,180 in 1997)                         35,613,755         38,727,543
  Available-for-sale, at fair value                                       6,027,792          4,031,005
  Equity securities                                                       1,197,750          1,197,850
Loans, less unearned income of $221,682 in 1998 and
  $246,813 in 1997; and allowance for loan losses of
  $737,467 in 1998 and $676,745 in 1997                                 113,705,950        106,156,237
Bank premises and equipment, net of accumulated
  depreciation                                                            4,039,685          3,947,207
Other real estate owned                                                      74,038             74,038
Accrued interest receivable                                               1,369,508          1,233,181
Cash surrender value life insurance                                         700,262            679,925
Other assets                                                                246,708            152,360
                                                                       ------------       ------------
      Total Assets                                                     $167,681,462       $162,130,130
                                                                       ============       ============

LIABILITIES:

Deposits:
 Non-interest bearing                                                    20,121,084         20,568,295
 Interest bearing                                                       122,469,705        112,068,906
                                                                       ------------       ------------
      Total Deposits                                                   $142,590,789       $132,637,201

Securities sold under repurchase agreements                               1,937,597          2,133,977
Federal funds purchased                                                   1,100,000          1,650,000
Federal Home Loan Bank advances                                                   0          3,000,000
Accrued Interest Payable                                                    980,484            956,016
Negative Goodwill, net of accumulated amortization
  of $1,960,170 in 1998 and $1,833,810 in 1997                            1,100,252          1,226,612
Advances from borrowers for taxes & insurance                               230,469            370,228
Accrued taxes and other liabilities                                       1,140,566          2,174,352
                                                                       ------------       ------------
      Total Liabilities                                                $149,080,157       $144,148,386
                                                                       ------------       ------------
STOCKHOLDERS' EQUITY:

Common stock, $2.50 par value per share; 12,000,000
  shares authorized; 1,767,064 shares issued and
  outstanding in 1998 and 1997                                            4,417,660          4,417,660
Additional paid-in-capital                                                3,414,927          3,414,927
Retained earnings                                                        10,737,436         10,110,313
Accumulated other comprehensive income                                       31,282             38,844
                                                                       ------------       ------------
      Total Stockholders' Equity                                       $ 18,601,305       $ 17,981,744
                                                                       ------------       ------------
      Total Liabilities and Stockholders' Equity                       $167,681,462       $162,130,130
                                                                       ============       ============






   The accompanying notes are an integral part of these financial statements.


               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                          Three Months Ended           Six Months Ended
                                               June 30,                    June 30,
                                          1998          1997           1998          1997
                                       ----------    ----------     ----------    ----------
Interest Income:
  Interest and fees on loans           $2,484,818    $2,180,184     $4,881,479    $4,274,389
  Interest on investment securities:
     Taxable interest income              748,683       787,102      1,476,711     1,517,905
     Exempt from federal taxes             22,629        19,567         46,485        39,209
  Interest on federal funds sold           28,357        24,023         80,448        46,186
                                       ----------    ----------     ----------    ----------
        Total Interest Income          $3,284,487    $3,010,876     $6,485,123    $5,877,689
                                       ----------    ----------     ----------    ----------
Interest Expense:
  Interest on deposits                 $1,431,873    $1,240,604     $2,823,836    $2,463,729
  Interest on federal funds purchased       2,000         3,381         19,069         5,919
  Interest on securities sold under
     repurchase agreements                 30,246        53,504         67,993        79,968
                                       ----------    ----------     ----------    ----------
        Total Interest Expense         $1,464,119    $1,297,489     $2,910,898    $2,549,616
                                       ----------    ----------     ----------    ----------
Net Interest Income                    $1,820,368    $1,713,387     $3,574,225    $3,328,073

Provision for loan losses                  40,000        40,000         80,000        80,000
                                       ----------    ----------     ----------    ----------
Net Interest Income After
  Provision for Loan Losses            $1,780,368    $1,673,387     $3,494,225    $3,248,073
                                       ----------    ----------     ----------    ----------
Other Income:
  Service charge on deposit accounts      174,433       160,831        341,675       332,356
  Income from fiduciary activities         15,198        14,045         33,390        28,457
  Insurance premiums and commissions        8,288        10,578         15,155        20,138
  Gain/(loss) on sale of mortgage loans     4,300         8,211          6,933         4,050
  Amortization of negative goodwill        61,730        74,110        126,360       151,660
  Other                                    75,907       171,899        177,436       260,332
                                       ----------    ----------     ----------    ----------
        Total Other Income             $  339,856    $  439,674     $  700,949    $  796,993
                                       ----------    ----------     ----------    ----------
Other Expense:
  Salaries                                628,125       580,653      1,219,423     1,131,100
  Employee benefits                        90,861        81,107        164,736       160,276
  Net occupancy expense                   100,464        90,554        190,680       174,141
  Equipment expense                       125,306       112,473        278,818       209,617
  FDIC assessment                           9,496         9,357         18,616        18,737
  Stationery & supplies                    34,189        33,622         57,477        56,038
  Other                                   236,049       200,505        540,417       419,631
                                       ----------    ----------     ----------    ----------
        Total Other Expenses           $1,224,490    $1,108,271     $2,470,167    $2,169,540
                                       ----------    ----------     ----------    ----------
Income Before Income Taxes                895,734     1,004,790      1,725,007     1,875,526

Income Tax Expense                        306,936       337,745        585,435       626,091
                                       ----------    ----------     ----------    ----------
Net Income                             $  588,798    $  667,045     $1,139,572    $1,249,435

Other Comprehensive Income, Net of Tax:
  Unrealized gains/(losses) on
  securities available-for-sale        $   (1,423)   $   31,834     $   (7,562)   $   31,834
                                       ----------    ----------     ----------    ----------
Total Comprehensive Income             $  588,798    $  667,045     $1,139,572    $1,249,435
                                       ==========    ==========     ==========    ==========


Net Income Per Share                         $.33          $.38           $.64          $.71
Weighted Average Shares Outstanding     1,767,064     1,767,185      1,767,064     1,767,087



    The accompanying notes are an integral part of these financial statements



                      BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                        FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997



                                                                                         ACCUMULATED
                                                                                           OTHER
                                                   PAR                      RETAINED    COMPREHENSIVE
                                    # SHARES      VALUE       SURPLUS       EARNINGS       INCOME            TOTAL
                                   ----------  -----------  -----------   -----------   -------------    ------------


Balance December 31, 1996          1,764,288   $ 4,410,720  $ 3,395,617   $ 8,715,045   $           0    $ 16,521,382

Net comprehensive income:

   Net change in unrealized
    gains/(losses) on securities
    available-for-sale                                                                         31,834          31,834

   Net income for the six months
    ended June 30, 1997                                                     1,249,435                       1,249,435

Cash dividend declared
    $.27 per share                                                           (476,358)                       (476,358)

Capital stock issued                   2,776         6,940       19,310       (12,736)                         13,514

                                   ---------   -----------  -----------   -----------   -------------    ------------
Balance June 30, 1997              1,767,064   $ 4,417,660  $ 3,414,927   $ 9,475,386   $      31,834    $ 17,339,807
                                   =========   ===========  ===========   ===========   =============    ============


Balance December 31, 1997          1,767,064   $ 4,417,660  $ 3,414,927   $10,110,313   $      38,844    $ 17,981,744

Net comprehensive income:

   Net change in unrealized
    gains/(losses) on securities
    available-for-sale                                                                         (7,562)         (7,562)

   Net income for the six months
    ended June 30, 1998                                                     1,139,572                       1,139,572

Cash dividend declared
  $.29 per share                                                             (512,449)                       (512,449)

                                   ---------   -----------  -----------   -----------   -------------    ------------
Balance June 30, 1998              1,767,064   $ 4,417,660  $ 3,414,927   $10,737,436   $      31,282    $ 18,601,305
                                   =========   ===========  ===========   ===========   =============    ============




  The accompanying notes are an integral part of these financial statements




               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997


                                                                1998              1997
                                                            -----------       -----------

  Net Income                                                $ 1,139,572       $ 1,249,435

Adjustments to reconcile net income to net cash provided by (used in):

Operating Activities:
  Deferred taxes                                                (32,700)          (25,083)
  Provision for loan losses                                      80,000            80,000
  Provision for depreciation                                    226,050           163,857
  FHLB stock dividends received                                 (28,000)          (27,500)
  (Gain) loss on sale of loans                                   (6,933)            6,374
  Amortization of investment security premiums, net             (10,024)          (11,671)
  Amortization of valuation adjustment on acquired loans         26,090            38,890
  Amortization of valuation adjustment on acquired deposits        (600)           (7,170)
  Amortization of negative goodwill                            (126,360)         (151,660)
  (Increase) decrease in accrued interest receivable           (136,327)         (200,846)
  (Increase) decrease in cash surrender value                   (20,337)          (28,991)
  (Increase) decrease in other assets                           (94,347)            9,785
  Increase (decrease) in interest payable                        24,468           (93,390)
  Increase (decrease) in other liabilities                     (996,589)        1,666,081
                                                            -----------       -----------
     Net cash provided (used) by operating activities       $    43,963       $ 2,668,111
                                                            -----------       -----------

Investing Activities
  Proceeds from sale of Federal Home Loan Bank stock             28,100            27,400
  Purchases of investment securities                         (5,059,822)       (6,027,467)
  Proceeds from maturities and paydowns
    of investment securities                                  6,174,787         5,456,637
  (Increase) decrease in federal funds sold                           0           100,000
  Net increase in loans                                      (7,648,870)       (4,367,892)
  Purchases of premises and equipment                          (318,528)         (227,138)
                                                            -----------       -----------
     Net cash provided (used) by investing activities       $(6,824,333)      $(5,038,460)
                                                            -----------       -----------

Financing Activities
  Net increase (decrease) in customer deposits                9,954,188         2,636,887
  Net increase (decrease) in short term borrowings             (196,380)          816,980
  Net invrease (decrease) in federal funds purchased           (550,000)                0
  Net increase (decrease) in Federal Home Loan
    Bank Advances                                            (3,000,000)       (2,000,000)
  Increase (decrease) in advances from borrowers for
    taxes and insurance                                        (139,759)         (123,934)
  Common stock issued                                                 0            13,514
  Cash dividends paid                                          (512,449)         (476,358)
                                                            -----------       -----------
    Net cash provided (used) by financing activities        $ 5,555,600       $   867,089
                                                            -----------       -----------

Increase (decrease) in cash and cash equivalents             (1,224,770)       (1,503,260)

Cash and cash equivalents at beginning of period              5,930,784         5,106,485

Cash and cash equivalents at end of period                  $ 4,706,014       $ 3,603,225
                                                            ===========       ===========


                                   (Continued)



   The accompanying notes are an integral part of these financial statements




               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997


                                   (Continued)




                                                              1998                1997
                                                           ----------          ----------
Supplemental Disclosures:

Cash paid for:

  Interest on deposits and other borrowing                 $2,886,430          $2,643,006
  Income taxes                                             $  541,040          $  534,357







    The accompanying notes are an integral part of these financial statements



                      BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
                        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30, 1998 AND DECEMBER 31, 1997



NOTE 1. Presentation. The accompanying consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 1997, has been derived from the audited financial statements of the Company for the year then ended.

The accompanying consolidated financial statements as of June 30, 1998, and June 30, 1997, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position and operating results of the periods presented.

Certain 1997 amounts have been reclassified to conform with the 1998 presentation



NOTE 2. Nonperforming Assets. Nonperforming assets at June 30, 1998 and December 31, 1997, were as follows:

                                                      06/30/98      12/31/97
                                                      (dollars in thousands)
Nonaccrual loans by type                            -------------------------
    Real estate                                     $      31      $       23
    Installment                                            18               6
    Commercial and all other loans                          0               0
                                                     --------        --------
       Total nonaccrual loans                              49              29
Loans past due 90 days or more                            519             243
                                                     --------        --------
       Total nonperforming loans                          568             272

Other real estate owned (net)                              74              74
                                                     --------        --------
       Total nonperforming assets                   $     642      $      346
                                                     ========        ========
Nonperforming loans as a percent
of loans, net of unearned interest
and loans held for sale                                  .50%            .25%



NOTE 3. Allowance for Loan Losses. The following table reflects the transactions in the allowance for loan losses for the six month periods ended June 30, 1998 and 1997:

                                                      06/30/98      06/30/97
                                                      (dollars in thousands)
                                                    -------------------------
Balance at beginning of year                        $     677      $      623

Provision charged to operations                            80              80
Charge-offs                                               (32)            (32)
Recoveries                                                 12              16
                                                     --------        --------
Net recoveries (charge-offs)                              (20)            (16)
                                                     --------        --------
Balance at end of period                           $      737      $      687
                                                     ========        ========
Allowance for loan losses as a
percent of loans, net of unearned
interest and loans held for sale                         .64%            .69%

Item 2:  Management's Discussion & Analysis or Plan of Operations.

       This discussion is intended to supplement the consolidated financial statements, expand on material changes in financial condition since year end and to compare the operating results for the six months ended June 30, 1998, to the same period in 1997.


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


       DISCLOSURE REGARDING YEAR 2000

       The Company is actively addressing concerns regarding the effects that the year 2000 will have on its computer systems. Conversion to a new core accounting system is scheduled for August 1998. The system, which is a part of a three year capital plan to upgrade the Company's information systems, is year 2000 compliant. We are currently evaluating and testing all systems to determine overall compliance. Management does not expect the cost of compliance with the year 2000 to have a material effect on the financial statements of the Company.

       Results of Operations

       First Six Months of 1998 Compared to the First Six Months of 1997

       Analysis of Net Income. Net income decreased to $1.140 million or $.64 per share from $1.249 million or $.71 per share. The decrease is primarily attributable to a one-time gain of $107 thousand in the second quarter of 1997 and $40 thousand nonrecurring expense in the first quarter of 1998. Other expenses related to marketing the bank's new electronic banking system, upgrading information and accounting systems and preparing for year 2000, contributed to the reduction in net income.

       The returns on average assets and average equity for the first half of 1998 were 1.34% and 12.30%, respectively, compared to 1.62% and 14.58%, respectively, for the comparable period in 1997.

       Analysis of Net-Interest Income. Net interest income for the period ended June 30, 1998, was $3.6 million, an increase of 7% over the same period in 1997. Contributing to the increase in net interest income is overall growth in earning assets. Average loans increased 14% during 1998 moving the ratio of average loans to earning assets to 70% compared to 63% for 1997. The increase in volumes resulted in a net volume variance of $326 thousand offset by a $91 thousand variance due to increases in rates.

       Provision for Possible Loan Losses. As a result of loan growth and management's assessment of the loan portfolio, $80 thousand has been added to the reserve for possible loan losses.

       Non-Interest Income. Non-interest income decreased to $701 thousand compared to $797 thousand for 1997. A one-time gain in the second quarter of 1997 was the primary reason for the decrease. Excluding nonrecurring items, non-interest income experienced increases in core business lines, such as service charges on deposit accounts, internet fees and other retail service fees.

       Non-Interest Expense. Non-interest expense increased $300 thousand to $2.5 million. A portion of the increase was due to a $40 thousand nonrecurring expense in the first quarter of 1998. A larger share reflects the cost of upgrades to information systems and marketing expenses related to electronic banking. Additionally, for increased flexibility and in preparation for the Year 2000, the Company is converting to a new client-server based core accounting system provided by Phoenix International, Inc.

       Pretax Income. The combination of all the above factors produced a pretax income of $1.725 million for the six months ended June 30, 1998, compared to $1.876 million for the same period in 1997. Income tax expense decreased to $585 thousand from $626 thousand.


       Financial Condition

       Earning Assets. Earning assets averaged $159.7 million in the first six months of 1998, a 9.3% increase over the the same period in 1997. The growth in average earning assets was due primarily to strong loan growth funded by solid increases in deposits. Average loans and average non-interest bearing deposits grew 14% and 16%, respectively.

       Asset Quality. Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans, totaling $568 thousand at June 30, 1998, increased $296 thousand from December 31, 1997. The increase in nonperforming loans includes an increase in nonaccrual loans to $49 thousand at June 30, 1998, from $29 thousand at December 31, 1997, and an increase in loans past due ninety days or more of $276 thousand. Other real estate owned remained stable at $74 thousand. Nonperforming assets as a percent of loans, net of unearned income, ended June 30, 1998 at .50%, as compared to .25% at December 31, 1997.

       Allowance for Possible Loan Losses. The allowance for possible loan losses increased to $737 thousand at June 30, 1998, from $687 thousand at June 30, 1997. The ratio of the allowance for possible loan losses to loans, net of unearned income and loans held for sale, decreased to .64% at June 30, 1998, from .69% at June 30, 1997. Management regularly reviews the level of the allowance for possible loan losses and is of the opinion that it is adequate at June 30, 1998. The Company's net charge-offs for the first six months of 1998 compared to the same period in 1997 increased slightly to $20 thousand from $16 thousand. Note 2 presents a comparison of the activity in this account.

       Securities. Management determines the classification of its securities at acquisition. Securities that are deemed to be held to maturity are accounted for by the amortized cost method. These securities decreased $3.1 million to $35.6 million at June 30, 1998, compared to $38.7 million at December 31, 1997. Available-for-sale securities reported at fair market value increased to $2.0 million at June 30, 1998. Equity securities, comprised of Federal Reserve Bank stock of $239 thousand and Federal Home Loan Bank stock of $958 thousand, remained stable.

       Liquidity. Principal sources of liquidity for the Company are asset cash flows, customer deposits and the ability to borrow against investing securities and loans. Principal and interest cash flows from investment securities exceeded $7.6 million or 4.5% of average assets for the period ended June 30, 1998. The Company's cash and cash equivalents decreased $1.2 million to $4.7 million at June 30, 1998, compared to $5.9 million at December 31, 1997. Cash provided by operating and financing activities increased by $5.6 million, while investing activities used $6.8 million.

       Deposits. Deposits increased to $142.6 million at June 30, 1998, from $132.6 million at December 31, 1997, primarily due to an increase in interest bearing deposits.

       Capital. Stockholders' equity increased to $18.6 million at June 30, 1998, from $18.0 million at the end of 1997. The ratio of Stockholders' equity to assets remained stable at 11.20%. At June 30, 1998, the Company maintained a Tier 1 capital to net risk weighted assets ratio of 17.97%, a total capital to net risk weighted assets ratio of 18.69% and a leverage ratio of 10.94%. These levels exceed the minimum requirements of the regulatory agencies of 4.00%, 8.00% and 3.00% respectively.


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits

            3.1 Restated Articles of Incorporation of Britton & Koontz Capital Corporation, incorporated by reference to Exhibit
                      4.1 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997.

            3.2 By-Laws of Britton & Koontz Capital Corporation, as amended, incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 31, 1998.

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

            10.5 Systems Purchase Agreement dated January 22, 1996, between Britton & Koontz First National Bank and InterBank Systems, Inc., incorporated by reference to
                      Exhibit 10.5 to the Registrant's Annual Report on Form 10-KSB filed with the commission on March 29, 1996, and Form 10-KSB/A, Amendment Number 1, filed with the Commission on June 14, 1996

            10.6 Independent Contractor Agreement dated January 22, 1996, between InterBank Systems, Inc. and Summit Research, Inc., incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 29, 1996, and Form 10-KSB/A, Amendment Number 1, filed with the Commission on June 14, 1996.

            10.7 Britton & Koontz Capital Corporation Long-Term Incentive Plan and Amendment, incorporated by reference to Exhibit
                      4.4 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997.

            11        Statement re: computation of per share earnings

            27        Financial Data Schedule


       (b)  Reports on Form 8-K

            The Company filed a Current Report on Form 8-K, with the Commission, dated June 3, 1998, under item 5, other events, to report first quarter 1998 earnings.

            The Company filed a Current Report on Form 8-K, with the Commission, dated June 3, 1998, under item 5, other events, to announce the declaration of a semi-annual dividend.

                                          SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                    BRITTON & KOONTZ CAPITAL CORPORATION




       August 14, 1998              /s/ W. Page Ogden
                                    _____________________________
                                    W. Page Ogden
                                    President and Chief Executive
                                    Officer




       August 14, 1998              /s/ Bazile R. Lanneau, Jr.
                                    _____________________________
                                    Bazile R. Lanneau, Jr.
                                    Vice President and
                                    Chief Financial Officer

                                         EXHIBIT INDEX


Exhibit
Number      Item


11          Statement Regarding Computation of Per Share Earnings

27          Financial Data Schedule