Form 10QSB
period 1998-09-30
BRITTON & KOONTZ CAPITAL CORP
filed 1998-11-13
CIK 707604

U. S. SECURITIES AND EXCHANGE COMMISSION


                     WASHINGTON, D.C.  20549




                           FORM 10-QSB


(Mark One)


[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Quarterly Period Ended September 30, 1998


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X , No


1,767,064 Shares of Common Stock, Par Value $2.50, were issued and outstanding as of October 1, 1998.


Transitional Small Business Disclosure Format:  Yes    , No  X

       BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY





                              INDEX


PART I     FINANCIAL INFORMATION

          Item 1.  Financial Statements (unaudited).

                    Consolidated Balance Sheets for September 30, 1998 and December 31, 1997

                    Consolidated Statements of Income for the Three Months and the Nine Months Ended September 30, 1998 and September 30, 1997

                    Consolidated Statements of Stockholders' Equity for the Nine Months Ended September 30, 1998 and September 30, 1997

                    Consolidated Statements of Cash Flows for the
                    Nine Months Ended September 30, 1998 and September 30, 1997

                    Notes to the Consolidated Financial Statements

          Item 2.  Management's Discussion and Analysis or
                   Plan of Operation.


PART II.  OTHER INFORMATION.

          Item 6.  Exhibits and Reports on Form 8-K.

SIGNATURES

[CAPTION]


       BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

               CONSOLIDATED STATEMENT OF CONDITION

             SEPTEMBER 30, 1998 AND DECEMBER 31, 1997




                                                         SEPTEMBER 30,      DECEMBER 31,
                                                             1998              1997
                                                        ------------       ------------
ASSETS:

Cash and due from banks:
 Non-interest bearing                                   $ 4,944,126        $ 5,807,501
 Interest bearing                                         1,471,997            123,283
                                                        ------------       ------------
      Total cash and due from banks                       6,416,123          5,930,784

Federal funds sold                                        1,125,000                  0
Investment securities:
  Held-to-maturity(estimated market value of
    $33,680,262 in 1998 and $39,371,180 in 1997)          32,867,196         38,727,543
  Available-for-sale, at fair value                       11,023,863          4,031,005
  Equity securities                                        1,197,750          1,197,850
Loans, less unearned income of $212,982 in 1998 and
  $246,813 in 1997; and allowance for loan losses of
  $784,783 in 1998 and $676,745 in 1997                  115,949,780        106,156,237
Bank premises and equipment, net of accumulated
  depreciation                                             4,084,450          3,947,207
Other real estate owned                                       74,038             74,038
Accrued interest receivable                                1,523,679          1,233,181
Cash surrender value life insurance                          708,273            679,925
Other assets                                                 376,435            152,360
                                                        ------------       ------------
      Total Assets                                      $175,346,587       $162,130,130
                                                        ============       ============

LIABILITIES:

Deposits:
 Non-interest bearing                                     21,795,341         20,568,295
 Interest bearing                                        123,857,811        112,068,906
                                                        ------------       ------------
      Total Deposits                                    $145,653,152       $132,637,201

Securities sold under repurchase agreements                1,830,660          2,133,977
Federal funds purchased                                            0          1,650,000
Federal Home Loan Bank advances                            5,000,000          3,000,000
Accrued Interest Payable                                     879,286            956,016
Negative Goodwill, net of accumulated amortization
  of $2,019,120 in 1998 and $1,833,810 in 1997             1,041,302          1,226,612
Advances from borrowers for taxes & insurance                267,553            370,228
Accrued taxes and other liabilities                        1,443,167          2,174,352
                                                        ------------       ------------
      Total Liabilities                                 $156,115,120       $144,148,386
                                                        ------------       ------------
STOCKHOLDERS' EQUITY:

Common stock, $2.50 par value per share; 12,000,000
  shares authorized; 1,767,064 shares issued and
  outstanding in 1998 and 1997                             4,417,660          4,417,660
Additional paid-in-capital                                 3,414,927          3,414,927
Retained earnings                                         11,335,989         10,110,313
Accumulated other comprehensive income                        62,891             38,844
                                                        ------------       ------------
      Total Stockholders' Equity                        $ 19,231,467       $ 17,981,744
                                                        ------------       ------------
      Total Liabilities and Stockholders' Equity        $175,346,587       $162,130,130
                                                        ============       ============




The accompanying notes are an integral part of these financial statements


             BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME



                                                Three Months Ended                Nine Months Ended
                                                   September 30,                    September 30,
                                             1998                1997           1998              1997
                                           ----------        ----------      ----------         ----------

Interest Income:
   Interest and fees on loans              $2,514,611        $2,344,965      $7,396,090         $6,619,354

   Interest on investment securities:
   Taxable interest income                    701,110           750,465       2,177,822          2,268,370
   Exempt from federal taxes                   22,328            19,900          68,813             59,109
   Interest on federal funds sold              26,868             1,151         107,315             47,337
                                           ----------        ----------      ----------         ----------
   Total Interest Income                   $3,264,917        $3,116,481      $9,750,040         $8,994,170
                                           ----------        ----------      ----------         ----------
Interest Expense:
   Interest on deposits                    $1,430,228        $1,275,490      $4,254,063         $3,739,218
   Interest on federal funds purchased          6,923            22,631          25,992             28,550
   Interest on securities sold under
   repurchase agreements                       25,409            39,651          93,403            119,620
                                           ----------        ----------      ----------         ----------
   Total Interest Expense                  $1,462,560        $1,337,772      $4,373,458         $3,887,388
                                           ----------        ----------      ----------         ----------
Net Interest Income                        $1,802,357        $1,778,709      $5,376,582         $5,106,782

Provision for loan losses                      40,000            40,000         120,000            120,000
                                           ----------        ----------      ----------         ----------
Net Interest Income After
  Provision for Loan Losses                $1,762,357        $1,738,709      $5,256,582         $4,986,782
                                           ----------        ----------      ----------         ----------
Other Income:
   Service charge on deposit accounts         201,106           161,427         542,781            493,782
   Income from fiduciary activities            26,986            14,171          60,375             42,628
   Insurance premiums and commissions           9,131             9,620          24,287             29,758
   Gain/(loss) on sale of mortgage loans        5,304               406          12,237              4,456
   Amortization of negative goodwill           58,950            70,810         185,310            222,470
   Other                                       96,587            33,702         279,023            302,426
                                           ----------        ----------      ----------         ----------
   Total Other Income                      $  398,064        $  290,136      $1,104,013         $1,095,521
                                           ----------        ----------      ----------         ----------
Other Expense:
   Salaries                                   639,130           554,864       1,858,554          1,685,964
   Employee benefits                           78,820            87,108         243,556            247,384
   Net occupancy expense                       93,223            98,253         283,903            272,394
   Equipment expense                          140,890           127,944         419,708            337,561
   FDIC assessment                             10,061             9,110          28,677             27,847
   Stationery & supplies                       38,188            35,186          95,664             91,224
   Other                                      259,337           270,705         804,753            698,728
                                           ----------        ----------      ----------         ----------
   Total Other Expenses                    $1,259,649        $1,183,170      $3,734,815         $3,361,102
                                           ----------        ----------      ----------         ----------
Income Before Income Taxes                    900,772           845,675       2,625,780          2,721,201

Income Tax Expense                            302,220           303,918         887,655            930,009
                                           ----------        ----------      ----------         ----------
  Net Income                               $  598,552        $  541,757      $1,738,125         $1,791,191
Other Comprehensive Income (Net of Tax):
  Unrealized gains/(losses) on securities
   available-for-sale                          31,609             6,035          24,047             37,868
                                           ----------        ----------      ----------         ----------
                                           $  630,161        $  547,792      $1,762,172         $1,829,060
                                           ==========        ==========      ==========         ==========

Net Income Per Share                             $.34              $.31            $.98              $1.01
Weighted Average Shares Outstanding         1,769,484         1,767,064       1,769,189          1,767,094




The accompanying notes are an integral part of these financial statements



            BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997




                                                                                                      ACCUMULATED
                                                     PAR                              RETAINED        OTHER COMP.
                                   # SHARES         VALUE           SURPLUS           EARNINGS          INCOME           TOTAL
                                 -----------     -----------      ------------      -----------      ------------      -----------

Balance December 31, 1996         1,764,288      $ 4,410,720      $ 3,395,617       $ 8,715,045      $         0       $16,521,382

Net comprehensive income:

  Net change in unrealized
  gains/(losses) on securities
  available-for-sale                                                                                      37,869            37,869

  Net income for the nine months
  ended September 30, 1997                                                            1,791,192                          1,791,192

Cash dividend declared
  $.27 per share                                                                       (477,107)                          (477,107)

Capital stock issued                  2,776            6,940           19,310           (12,736)                            13,514
                                 ----------      -----------      -----------       -----------      -----------       -----------
Balance September 30, 1997        1,767,064      $ 4,417,660      $ 3,414,927       $10,016,394      $    37,869       $17,886,850
                                 ==========      ===========      ===========       ===========      ===========       ===========


Balance December 31, 1997         1,767,064      $ 4,417,660      $ 3,414,927       $10,110,313      $    38,844       $17,981,744

Net comprehensive income:

  Net change in unrealized
  gains/(losses) on securities
  available-for-sale                                                                                      24,047            24,047

  Net income for the nine months
  ended September 30, 1998                                                            1,738,125                          1,738,125

Cash dividend declared
  $.29 per share                                                                       (512,449)                          (512,449)
                                 ----------      -----------      -----------       -----------      -----------       -----------
Balance September 30, 1998        1,767,064      $ 4,417,660      $ 3,414,927       $11,335,989      $    62,891       $19,231,467
                                 ==========      ===========      ===========       ===========      ===========       ===========





 The accompanying notes are an integral part of these financial statements



        BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

              CONSOLIDATED STATEMENT OF CASH FLOWS

      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997



                                                                   1998              1997
                                                               -----------       -----------

  Net Income                                                   $ 1,738,125       $ 1,791,192

Adjustments to reconcile net income to net cash provided by (used in):

Operating Activities:
  Deferred taxes                                                   (58,907)           (5,527)
  Provision for loan losses                                        120,000           120,000
  Provision for depreciation                                       339,682           257,543
  FHLB stock dividends received                                    (42,200)          (41,900)
  (Gain) loss on sale of loans                                     (12,237)            5,964
  Amortization of investment security premiums, net                (30,299)          (32,818)
  Amortization of valuation adjustment on acquired loans            37,220            55,900
  Amortization of valuation adjustment on acquired deposits           (680)           (9,140)
  Amortization of negative goodwill                               (185,310)         (222,470)
  (Increase) decrease in accrued interest receivable              (290,498)         (255,617)
  (Increase) decrease in cash surrender value                      (28,348)          (36,993)
  (Increase) decrease in other assets                             (224,074)           26,684
  Increase (decrease) in interest payable                          (76,730)          (47,735)
  Increase (decrease) in other liabilities                        (672,278)          138,637
                                                               -----------       -----------
     Net cash provided (used) by operating activities          $   613,466       $ 1,743,720
                                                               -----------       -----------

Investing Activities
  Proceeds from sale of Federal Home Loan Bank stock                42,300            41,500
  Purchases of investment securities                           (10,019,501)       (6,049,993)
  Proceeds from maturities and paydowns
    of investment securities                                     8,941,336         7,473,435
  (Increase) decrease in federal funds sold                     (1,125,000)          700,000
  Net increase in loans                                         (9,938,526)       (7,705,129)
  Purchases of premises and equipment                             (476,925)         (384,818)
  Proceeds from sales of other real estate                               0            23,928
                                                              ------------       -----------
     Net cash provided (used) by investing activities         $(12,576,316)      $(5,901,077)
                                                              ------------       -----------

Financing Activities
  Net increase (decrease) in customer deposits                  13,016,631         3,117,394
  Net increase (decrease) in short term borrowings                (303,317)          966,399
  Net invrease (decrease) in federal funds purchased            (1,650,000)                0
  Net increase (decrease) in Federal Home Loan
    Bank Advances                                                2,000,000         1,750,000
  Increase (decrease) in advances from borrowers for
    taxes and insurance                                           (102,675)          (80,942)
  Common stock issued                                                    0            13,514
  Cash dividends paid                                             (512,449)         (477,108)
                                                              ------------       -----------
    Net cash provided (used) by financing activities          $ 12,448,190       $ 5,289,257
                                                              ------------       -----------

Increase (decrease) in cash and cash equivalents                   485,340         1,131,900

Cash and cash equivalents at beginning of period                 5,930,784         5,106,485

Cash and cash equivalents at end of period                    $  6,416,124       $ 6,238,385
                                                              ============       ===========





                           (Continued)



The accompanying notes are an integral part of these financial statements



       BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

              CONSOLIDATED STATEMENT OF CASH FLOWS

      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                           (Continued)




                                                              1998                1997
                                                           ----------          ----------
Supplemental Disclosures:

Cash paid for:

  Interest on deposits and other borrowing                $ 4,450,188         $ 3,935,123
  Income taxes                                            $   874,323         $   776,771






The accompanying notes are an integral part of these financial statements



       BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

NOTE 1. Presentation. The accompanying consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 1997, has been derived from the audited financial statements of the Company for the year then ended.

The accompanying consolidated financial statements as of September 30, 1998, and September 30, 1997, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position and operating results of the periods presented.

Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

NOTE 2.  Nonperforming Assets.  Nonperforming assets at September 30, 1998 and
December 31, 1997, were as follows:

                                                            09/30/98        12/31/97
                                                            --------        --------
                                                             (dollars in thousands)
            Nonaccrual loans by type
                Real estate                                 $   68          $   23
                Installment                                     12               6
                                                            --------        --------
                Total nonaccrual loans                          80              29
            Loans past due 90 days or more                     803             243
                                                            --------        --------
                Total nonperforming loans                      883             272

            Other real estate owned (net)                       74              74
                                                            --------        --------
                Total nonperforming assets                  $  957          $  346
                                                            ========        ========
            Nonperforming loans as a percent
            of loans, net of unearned interest
            and loans held for sale                           .76%            .25%


NOTE 3. Allowance for Loan Losses. The following table reflects the transactions in the allowance for loan losses for the nine month periods ended
September 30, 1998 and 1997:


                                                            09/30/98        09/30/97
                                                            --------        --------
                                                             (dollars in thousands)

            Balance at beginning of year                    $  677          $  623

            Provision charged to operations                    120             120
            Charge-offs                                        (34)            (74)
            Recoveries                                          22              20
                                                            --------        --------
            Net recoveries (charge-offs)                       (12)            (54)
                                                            --------        --------
            Balance at end of period                        $  785          $  689
                                                            ========        ========
            Allowance for loan losses as a
            percent of loans, net of unearned
            interest and loans held for sale                  .67%            .67%





Item 2:  Management's Discussion & Analysis or Plan of Operations.

     This discussion is intended to supplement the consolidated financial statements, expand on material changes in financial condition since year end and to compare the operating results for the nine months ended September 30, 1998 to the same period in 1997.

     DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Company's expectations. Forward-looking statements have been and will be made in written documents and oral presentations of the Company. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in the Company's documents or oral presentations, the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing market conditions, availability or cost of capital, employee workforce factors, cost and other effects of legal and administrative proceedings, and changes in federal, state or local legislative requirements. The Company undertakes no obligation to update or revise any forward-looking statements, whether they result from changes in actual results, changes in assumptions or other factors which affect such statements.

     DISCLOSURE REGARDING YEAR 2000

     The Company is actively addressing concerns regarding the effects that the year 2000 will have on its computer systems. Conversion to a new core accounting system took place in August 1998. The system, which is a part of a three year capital plan to upgrade the Company's information systems, is year 2000 compliant. We are currently evaluating and testing all systems to determine overall compliance. Management does not expect the cost of compliance with the year 2000 to have a material effect on the financial statements of the Company.

     DISCLOSURE REGARDING PURCHASE OF TWO UNION PLANTERS BANK OFFICES

     The Company filed a Current Report 8-K on November 10, 1998, announcing the acquisition of the deposit and loan accounts of two Union Planters Bank Natchez offices. The acquisition is anticipated to occur after December 31, 1998.

     Results of Operations

     First Nine Months of 1998 Compared to the First Nine Months of 1997

     Analysis of Net Income. Net income decreased to $1.74 million or $.98 per share from $1.79 million or $1.01 share. The greater earnings in 1997 was primarily attributable to a one-time gain of $107 thousand. Other expenses related to marketing the bank's new electronic banking system, upgrading information and accounting systems and preparing for year 2000, contributed to the reduction in net income. Returns on average assets and average equity for the first nine months of 1998 were 1.35% and 12.32%, respectively, compared to 1.54% and 14.65%, respectively, for the comparable period in 1997.



     Analysis of Net-Interest Income. Net interest income for the period ended September 30, 1998 was $5.4 million, an increase of $270 thousand or 5% over the same period in 1997. Contributing to the increase in net interest income is overall growth in earning assets offset by increases in average deposits. Average loans increased 14% during 1998 moving the ratio of average loans to earning assets to 71% compared to 68% for 1997. The increase in volumes resulted in a net volume variance of $657 thousand offset by a $387 thousand variance due to changes in interest rates.

     Provision for Possible Loan Losses. As a result of loan growth and management's assessment of the loan portfolio, $120 thousand has been added to the reserve for possible loan losses. An additional $40 thousand is anticipated to be added in the fourth quarter of 1998.

     Non-Interest Income. Excluding a one-time gain recorded in 1997, non-interest income experienced increases of approximately $115 thousand to $1.1 million. Increases occurred in core business lines, such as service charges on deposit accounts, internet fees and other retail service fees.

     Non-Interest Expense. Non-interest expense increased $374 thousand to $3.7 million. A portion of the increase was due to a $40 thousand nonrecurring expense in the first quarter of 1998. A larger share reflects the cost of upgrades to information systems and marketing expenses related to electronic banking. Additionally, for increased flexibility and in preparation for the Year 2000, the Company converted to a new client-server based core accounting system provided by Phoenix International, Inc.

     Pretax Income. The combination of all the above factors produced a pretax income of $2.63 million for the nine months ended September 30, 1998, compared to $2.72 million for the same period in 1997. Income tax expense decreased to $888 thousand from $930 thousand.

     Financial Condition

     Earning Assets. Earning assets averaged $162.7 million in the first nine months of 1998, a 10.7% increase over the the same period in 1997. The growth in average earning assets was due primarily to strong loan growth funded by solid increases in deposits. Average loans and average non-interest bearing deposits grew 14% and 21%, respectively.

     Asset Quality. Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans, totaling $883 thousand at September 30, 1998, increased $611 thousand from December 31, 1997. The increase in nonperforming loans includes an increase in nonaccrual loans to $80 thousand at September 30, 1998, from $29 thousand at December 31, 1997, and an increase in loans past due ninety days or more of $560 thousand. Other real estate owned remained stable at $74 thousand. Nonperforming assets as a percent of loans, net of unearned income, ended September 30, 1998 at .50%, as compared to .25% at December 31, 1997.

     Allowance for Possible Loan Losses. The allowance for possible loan losses was increased to $785 thousand at September 30, 1998, from $689 thousand at September 30, 1997. The ratio of the allowance for possible loan losses to loans, net of unearned income and loans held for sale, remained the same at .64% for September 30, 1998. Management regularly reviews the level of the allowance for possible loan losses and is of the opinion that it is adequate at September 30, 1998. The Company's net charge-offs for the first nine months of 1998 compared to the same period in 1997 decreased to $12 thousand from $54 thousand. Note 3 to the financial statements presents a comparison of the activity in this account.

     Securities. Management determines the classification of its securities at acquisition. Securities that are deemed to be held to maturity are accounted for by the amortized cost method. These securities decreased $5.8 million to $32.9 million at September 30, 1998, compared to $38.7 million at December 31, 1997. Available-for-sale securities reported at fair market value increased to $11.0 million at September 30, 1998. Equity securities, comprised of Federal Reserve Bank stock of $239 thousand and Federal Home Loan Bank stock of $958 thousand, remained stable.

     Liquidity. Principal sources of liquidity for the Company are asset cash flows, customer deposits and the ability to borrow against investment securities and loans. Principal and interest cash flows from investment securities exceeded $11.2 million or 6.5% of average assets for the period ended September 30, 1998. The Company's cash and cash equivalents increased $485 thousand to $6.4 million at September 30, 1998, compared to $5.9 million at December 31, 1997. Cash provided by operating and financing activities increased by $13.1 million, while investing activities used $12.6 million.

     Deposits. Deposits increased to $145.7 million at September 30, 1998, from $132.6 million at December 31, 1997, primarily due to increases in interest bearing deposits.

     Capital. Stockholders' equity increased to $19.2 million at September 30, 1998, from $18.0 million at the end of 1997. The ratio of Stockholders' equity to assets remained stable at 11%. At September 30, 1998, the Company maintained a Tier 1 capital to net risk weighted assets ratio of 17.46%, a total capital to net risk weighted assets ratio of 18.17% and a leverage ratio of 11.10%. These levels exceed the minimum requirements of the regulatory agencies of 4.00%, 8.00% and 3.00%, respectively.


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

10.4 Salary Continuation Agreements dated September 26, 1994, between Britton & Koontz First National Bank and W. Page Ogden, Bazile R. Lanneau, Jr. and James J. Cole,incorporated by reference to Exhibit 10 to Registrant's Quarterly Report on Form 10-QSB filed with the Commission on November 14, 1994.

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

11    Statement re: computation of per share earnings

27    Financial Data Schedule


      (b)  Reports on Form 8-K

      The Company filed a Current Report on Form 8-K, with the
      Commission, dated July 31, 1998, under item 5, other events, to report second quarter 1998 earnings.

      The Company filed a Current Report

                            SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         BRITTON & KOONTZ CAPITAL CORPORATION




  November 13, 1998      /s/ W. Page Ogden
                         ------------------------------------------
                         President and Chief Executive Officer




  November 13, 1998      /s/ Bazile R. Lanneau, Jr.
                         ------------------------------------------
                         Vice President and Chief Financial Officer

                          EXHIBIT INDEX


Exhibit
Number         Item
-------        -----

11             Statement Regarding Computation of Per Share Earnings

27             Financial Data Schedule