Form 10KSB
period 1998-12-31
BRITTON & KOONTZ CAPITAL CORP
filed 1999-03-31
CIK 707604

March 31, 1999


Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C. 20549


Re:  Britton & Koontz Capital Corporation (the "Company")
     Annual Report on Form 10-KSB for Period Ended
     December 31, 1998 (Commission File No. 0-22606)

Ladies and Gentlemen:

     Pursuant to Section 15(d) of the Securities Exchange Act of
1934, as amended (the "Act"), transmitted herewith for filing, is the Company's Annual Report on Form 10-KSB, with exhibits, for the period ended December 31, 1998.

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

             For the fiscal year ended December 31, 1998


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the 1998 fiscal year were $14,562,095.

The aggregate market value of the issuer's voting stock held by non-affiliates computed by reference to the price at which the stock was sold as of February 23, 1999 is $21,235,160 for 1,117,640 shares at an estimated $19.00 per share.


    State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1999.

              Common Stock, $2.50  Par Value: 1,767,064 shares


Transitional Small Business Disclosure Format (check one): Yes   No  [X]

          DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Registrant's annual report to shareholders for the fiscal year ended December 31, 1998 are incorporated by reference into Part II of this annual report on Form 10-KSB.

     2. Portions of the Registrant's definitive proxy statement, which was filed on March 22, 1999 with the Securities and Exchange Commission, are incorporated by reference into Part III of this annual report on Form 10-KSB.

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
ITEM  2.  DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . . . . .  *
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

*** The material required by Items 9 through 12 is incorporated by reference from the Company's definitive proxy statement pursuant to Instruction E(3) of Form 10-KSB. The Company filed a definitive proxy statement with the Securities and Exchange Commission on March 22, 1999.

                        PART I

Item 1.  Description of Business.

General

         The Company

         Britton & Koontz Capital Corporation (the "Company") was organized as a Mississippi business corporation in July of 1982 and became a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), when it acquired all of the issued and outstanding shares of Britton & Koontz First National Bank, a national banking association (the "Bank"), later that same year. The Bank is the only wholly-owned subsidiary of the Company and its stock is the Company's most significant asset. In July, 1993, the Company acquired Natchez First Federal Savings Bank ("Natchez First Federal"), located in Natchez, Mississippi, and merged it into the Bank. As a result of this merger, the Bank's total assets were increased by approximately $48 million. On November 10, 1998, the Company announced the intent to acquire two local branches owned by a regional bank with deposits of $12 million and $1.8 million in loans. The acquisition was completed in January 1999. In December 1998, the Company invested $1.0 million for a 35% interest in Sumx Inc., a company formed to develop and market internet-based electronic banking to financial institutions.

         The Company's major source of income in 1998 was dividends from the Bank in the amount of $2,262,449. The Company expects that dividends from the Bank will continue to be the Company's major source of income in 1999. As of December 31, 1998, the Company had total consolidated assets of approximately $174 million, and total consolidated shareholders' equity of approximately $19 million.

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

         The products and services offered by the Bank include personal and commercial checking accounts, money market deposit accounts, savings accounts, and automated clearinghouse services. The Bank also offers money transfer services, safe deposit box facilities and access to a network of automated teller machines. In recent years and primarily as a result of its merger with Natchez First Federal in July, 1993, the Bank has become a full-service residential and commercial mortgage lender. The Bank also engages in other commercial and consumer lending activities, including, among other things, the issuance of VISA and MasterCard credit cards. The Bank's trust department offers a range of trust services, acting as trustee, executor, administrator, custodian, guardian and agent with responsibility for total assets as of December 31, 1998, of approximately $25 million.

         As of December 31, 1998, the Bank had total assets of approximately $172 million and total deposits of approximately $144 million.

         As of December 31, 1998, the Company and the Bank had approximately 67 full-time and 7 part-time employees for a total of 74 employees. The employees are not represented by a collective bargaining unit. The Company believes that its relationship with its employees is good.

         Sumx Inc.

         On December 3, 1998, the Company acquired 1,000,000 shares of Series A Preferred Stock in Sumx, Inc. ("Sumx"), a Mississippi corporation, formerly InterBank Systems, Inc. ("InterBank") for $1,000,000 (the "Acquisition"). Following the acquisition and related transactions, Sumx is owned 35% by the Company, 19.5% by Mr. Bazile R. Lanneau, Jr., President and CEO of Sumx, and Executive Vice President of the Bank and Vice President of the Company, and 45.5% by Summit Research, Inc., a Texas corporation ("Summit"). The funds provided to Sumx will be used for marketing and continued development of the SumxNet Internet banking system and for service bureau operations. Sumx maintains offices in Madison, Mississippi and Highland Village, Texas.

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

Interstate Banking and Branching Legislation

         Federal Law

         In 1994, Congress passed the Riegle-Neal Interstate Banking and Branching Efficiency Act ("Riegle-Neal"), which affected the interstate banking and branching abilities of bank holding companies and banks.

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

Restriction on Dividends

         The Company is a legal entity separate and distinct from the Bank and substantially all of the Company's revenues result from amounts paid by the Bank, as dividends, to the Company. The payment of dividends by the Bank is, of course, dependent upon its earnings and financial condition. The Bank, however, as a national bank, is also subject to legal limitations on the amount of its earnings that it may pay as dividends. For additional information regarding the restrictions on the Bank's payment of dividends, see Item 5 - "Market for Common Equity and Related Stockholder Matters--Dividends," below.

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

Item 2.  Description of Property.

         The Company has its principal offices in its headquarters building at 500 Main Street, Natchez, Adams County, Mississippi 39120, which is owned and occupied by the Bank. The Bank also owns the properties on which its two branch offices are located, as well as other residential and commercial properties which it has acquired primarily through foreclosure proceedings along with one commercial property acquired as a result of the acquisition of the assets and deposits of two branches from a regional bank. In the judgment of management, the facilities of the Company and the Bank are generally suitable and adequate for the needs of the Company and the Bank.

Item 3.  Legal Proceedings.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

                        PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

(a)      Market Information

  On October 17, 1996, the Company listed its Common Stock on the
NASDAQ Small Cap Market. Prior to that date, there was no established public trading market for the Common Stock. The table below sets forth the NASDAQ Small Cap Market price high and low ranges for the Common Stock.

                               Dividends
                               Per Share     High       Low

Period 1998

  4th Quarter                     $ .30     $21.50     $18.00
  3rd Quarter                               $23.00     $19.50
  2nd Quarter                     $ .29     $22.50     $20.50
  1st Quarter                               $23.00     $20.50

Period 1997

  4th Quarter                     $ .29     $23.00     $18.25
  3rd Quarter                               $19.75     $17.00
  2nd Quarter                     $ .27     $23.00     $16.25
  1st Quarter                               $18.75     $14.00


(b)      Holders

         On December 31, 1998, there were 514 shareholders of record of the Company's stock.


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

         The Company has declared semiannual cash dividends in each of the last three fiscal years totalling, on an annual basis, $.50 per share for 1996, $.56 per share for 1997 and $.59 per share for 1998. Historical dividend payout ratios, expressed as a percentage of net income, for 1996 to 1998 were 43.41%, 41.27% and 44.72%, respectively.

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

         Retained earnings of the Bank available for payment of cash dividends under applicable dividend regulations exceeded $2.6 million as of December 31, 1998, although the Bank intends to retain most of these funds for capital and not to pay them out as dividends.

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

         -    Independent Auditor's Report;
         - Consolidated Statements of Financial Condition - December 31, 1998 and 1997;
         - Consolidated Statements of Income - Years ended December 31, 1998 and 1997;
         - Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 1998 and 1997;
         - Consolidated Statements of Cash Flows - Years ended December 31, 1998 and 1997; and
         -    Notes to the Consolidated Financial Statements.

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

(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K, dated November 10, 1998, reporting third quarter 1998 earnings.

         The Company filed a report on Form 8-K, dated November 10, 1998, announcing a semi-annual dividend.

         The Company filed a report on Form 8-K, dated November 10, 1998, announcing the acquisition of two Union Planters Bank Offices.

         The Company filed a report on Form 8-K, dated December 18, 1998, announcing the investment in an Internet Banking Company

                            SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BRITTON & KOONTZ CAPITAL CORPORATION
                                       (Registrant)


                                       ______________________________________
                               By:     /s/ W. Page Ogden
                                       W. Page Ogden
                                       President and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                      Title                               Date

_________________
/s/ W. Page Ogden            President,                       March 30, 1999
W. Page Ogden                Chief Executive
                             Officer and
                             Director
                             (Principal Executive Officer)

____________________
/s/ W. W. Allen, Jr.         Director                         March 30, 1999
W. W. Allen, Jr.


_____________________
/s/ Craig A. Bradford        Director                         March 30, 1999
Craig A. Bradford, DMD


_________________
/s/ James J. Cole            Director                         March 30, 1999
James J. Cole




              {SIGNATURES CONTINUE ON FOLLOWING PAGE}

              {SIGNATURES CONTINUED FROM PRECEDING PAGE}

Signature                      Title                               Date

__________________
/s/ Wilton R. Dale           Director                         March 30, 1999
Wilton R. Dale


__________________________
/s/ William J. Feltus, Jr.   Chairman and                     March 30, 1999
William J. Feltus, Jr.       Director


__________________
/s/ A. J. Ferguson           Director                         March 30, 1999
A. J. Ferguson


_________________________
/s/ C. Hayden Kaiser, Jr.    Vice Chairman                    March 30, 1999
Hayden Kaiser, Jr.           and Director


______________________
/s/ Donald E. Killelea       Director                         March 30, 1999
Donald E. Killelea, M.D.


__________________________
/s/ Bazile R. Lanneau, Sr.   Director                         March 30, 1999
Bazile R. Lanneau, Sr.


__________________________
/s/ Bazile R. Lanneau, Jr.   Vice President, Chief            March 30, 1999
Bazile R. Lanneau, Jr.       Financial Officer, Treasurer,
                             Assistant Secretary and Director
                             (Principal Financial Officer)
                             (Principal Accounting Officer)

______________________
/s/ Albert W. Metcalfe       Secretary and                    March 30, 1999
Albert W. Metcalfe           Director


______________________
/s/ Bethany L. Overton       Director                         March 30, 1999
Bethany L. Overton


_____________________
/s/ Robert R. Punches        Director                         March 30, 1999
Robert R. Punches

             EXHIBITS TO ANNUAL REPORT ON FORM 10-KSB

              OF BRITTON & KOONTZ CAPITAL CORPORATION

                        FOR THE FISCAL YEAR

                      ENDED DECEMBER 31, 1998

                           EXHIBIT INDEX



Exhibit    Description of Exhibit

      3.1   Restated Articles of Incorporation of Britton & Koontz             *
            Capital Corporation, incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-8,
            Registration No. 333-20631, filed with the Commission on January 29, 1997.

      3.2   By-Laws of Britton & Koontz Capital Corporation, as                *
            amended and restated, incorporated by reference to Exhibit
            3.2 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1998.

      4.1   Certain provisions defining the rights of Shareholders are         *
            found in the Articles of Incorporation and By-Laws of Britton & Koontz Capital Corporation. See Exhibits 3.1 and
            3.2, above.

      4.2   Shareholder Rights Agreement dated June 1, 1996 between            *
            Britton & Koontz Capital Corporation and Britton & Koontz
            First National Bank, as Rights Agent, incorporated by reference to Exhibit 4.3 to Registrant's Registration
            Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997.

     10.01  Employment Agreement dated December 31, 1996, between              *
            Britton & Koontz Capital Corporation and W. Page Ogden, incorporated by reference to Exhibit 10.1 to Registrant's
            Annual Report on Form 10-KSB filed with the Commission on March 28, 1997.

     10.02  Employment Agreement dated December 31, 1996, between              *
            Britton & Koontz Capital Corporation and Bazile R.
            Lanneau, Jr., incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB filed with the
            Commission on March 28, 1997.

     10.03  Employment Agreement dated December 31, 1998, between
            Britton & Koontz Capital Corporation and James J. Cole.

     10.04  Salary Continuation Plan Agreements dated September 26,            *
            1994, between Britton & Koontz Capital Corporation and
            W. Page Ogden, Bazile R. Lanneau, Jr. and James J. Cole, incorporated by reference to Exhibit 10 to Registrant's
            Current Report on Form 10-QSB filed with the Commission on November 14, 1994.

     10.05  System Purchase Agreement dated January 22, 1996                   *
            between the Britton & Koontz First National Bank and
            InterBank Systems, Inc., incorporated by reference to
            Exhibit 10.5 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 29, 1996 and Form 10-
            KSB/A, Amendment Number 1, filed with the Commission on June 14, 1996.

     10.06  Independent Contractor Agreement dated January 22, 1996            *
            between InterBank Systems, Inc. and Summit Research, Inc., incorporated by reference to Exhibit 10.6 to Registrant's
            Annual Report on Form 10-KSB filed with the Commission on March 29, 1996 and Form 10-KSB/A, Amendment
            Number 1, filed with the Commission on June 14, 1996.

     10.07  Britton & Koontz Capital Corporation Long-Term Incentive           *
            Compensation Plan and Amendment, incorporated by reference to Exhibit 4.4 to Registrant's Registration
            Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997.

     10.09 Stock Purchase Agreement dated December 3, 1998, between Britton & Koontz Capital Corporation and Sumx Inc.

     10.10 Investor Rights Agreement dated December 3, 1998, among Britton & Koontz Capital Corporation, Summit Research, Inc., Bazile R. Lanneau, Jr. and Sumx Inc.

     10.11 Voting Agreement dated December 3, 1998, among Britton & Koontz Capital Corporation, Summit Research, Inc. and
            Bazile R. Lanneau, Jr.

     10.12 Management Services Agreement dated December 3, 1998, among Britton & Koontz Capital Corporation, Sumx Inc. and Bazile R. Lanneau, Jr.

     11     Statement re: computation of per share earnings.

     13     Annual Report to shareholders for fiscal year 1997.

     21     Subsidiaries of the Registrant

     23.1   Consent of Independent Auditors

     27     Financial Data Schedule


    *  As indicated in the column entitled "Description of Exhibit," this exhibit is incorporated by reference to another filing or document.