Form 10QSB
period 1999-03-31
BRITTON & KOONTZ CAPITAL CORP
filed 1999-05-14
CIK 707604

U. S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                           FORM 10-QSB




(Mark One)

[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Quarterly Period Ended March 31, 1999

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X , No

1,767,064 Shares of Common Stock, Par Value $2.50, were issued and outstanding as of April 1, 1999.

Transitional Small Business Disclosure Format:  Yes    , No  X

         BRITTON & KOONTZ CAPITAL CORPORATION
                    AND SUBSIDIARY


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)


         Consolidated Balance Sheets for March 31, 1999 and December 31, 1998

         Consolidated Statements of Income for the Three Months Ended March 31, 1999 and March 31, 1998

         Consolidated Statements of Stockholders' Equity for the Three Months Ended March 31, 1999 and March 31, 1998

         Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1999 and March 31, 1998

         Notes to the Consolidated Financial Statements.

         BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS

               MARCH 31, 1999 AND DECEMBER 31, 1998



                                                            March 31,      December 31,
                                                              1999             1998
                                                          ------------     ------------
ASSETS:

Cash and due from banks:
      Non-interest bearing                                $  4,883,753     $  4,337,900
      Interest bearing                                         192,706          472,727
                                                          ------------     ------------
      Total cash and due from banks                          5,076,459        4,810,627

Federal funds sold                                           1,540,000                0
Investment securities:
      Held-to-maturity (estimated market value of
        $34,769,546 in 1999 and $31,334,217 in 1998)        34,235,742       30,724,063
      Available for sale, at fair value                      8,774,416       10,923,838
      Equity securities                                      2,138,972        2,187,499
Loans, less unearned income of $151,834 in 1999 and
      $182,917 in 1998; and allowance for loan losses of
      $769,924 in 1999 and $746,738 in 1998                121,607,088      118,285,228
Bank premises and equipment, net of accumulated
      depreciation                                           5,101,459        4,090,692
Goodwill                                                     1,081,764                0
Other real estate owned                                        287,538           96,322
Accrued interest receivable                                  1,413,724        1,371,834
Cash surrender value life insurance                            731,894          716,313
Other assets                                                   158,776          367,027
                                                          ------------     ------------
      Total Assets                                        $182,147,832     $173,573,443
                                                          ============     ============


LIABILITIES:

Deposits:
      Non-interest bearing                                  22,824,123       21,681,170
      Interest bearing                                     133,985,449      121,505,227
                                                          ------------     ------------
      Total Deposits                                       156,809,572      143,186,397

Securities sold under repurchase agreements                  2,166,043        2,416,043
Federal funds purchased                                              0          350,000
Federal Home Loan Bank advances                                      0        5,000,000
Accrued Interest Payable                                     1,015,660          951,472
Negative Goodwill, net of accumulated amortization
      of $2,129,201 in 1999 and $2,075,441 in 1998             931,221          984,981
Advances from borrowers for taxes & insurance                  164,520          357,025
Accrued taxes and other liabilities                          1,314,795        1,078,342
                                                          ------------     ------------
      Total Liabilities                                    162,401,811      154,324,260
                                                          ------------     ------------


STOCKHOLDERS' EQUITY:

Common stock, $2.50 par value per share; 12,000,000
      shares authorized; 1,767,064 shares issued and
      outstanding in 1998 and 1997                           4,417,660        4,417,660
Additional paid-in-capital                                   3,414,927        3,414,927
Retained earnings                                           11,966,896       11,399,263
Unrealized gains on securities available-for-sale, net
      of applicable deferred income taxes                      (53,462)          17,333
                                                          ------------     ------------
      Total Stockholders' Equity                            19,746,021       19,249,183
                                                          ------------     ------------
      Total Liabilities and Stockholders' Equity          $182,147,832     $173,573,443
                                                          ============     ============

The accompanying notes are an integral part of these financial statements.




          BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF INCOME




                                                         Three Months Ended
                                                              March 31,
                                                          1999        1998
                                                      -----------  -----------

Interest Income:
   Interest and fees on loans                         $ 2,597,261  $ 2,396,661
   Interest on investment securities:
   Taxable interest income                                684,263      728,028
   Exempt from federal taxes                               22,316       23,856
   Interest on federal funds sold                          29,024       52,091
                                                      -----------  -----------
     Total Interest Income                              3,332,864    3,200,636
                                                      -----------  -----------
Interest Expense:
   Interest on deposits                                 1,336,272    1,391,963
   Interest on federal funds purchased                     20,030       17,069
   Interest on securities sold under
   repurchase agreements                                   26,380       37,747
                                                      -----------  -----------
     Total Interest Expense                             1,382,682    1,446,779
                                                      -----------  -----------
Net Interest Income                                     1,950,182    1,753,857

Provision for loan losses                                  45,000       40,000
                                                      -----------  -----------
Net interest income after
   Provision for loan Losses                            1,905,182    1,713,857
                                                      -----------  -----------
Other Income:
   Service charge on deposit accounts                     243,178      167,242
   Income from fiduciary activities                        20,019       18,192
   Insurance premiums and commissions                       4,792        6,867
   Gain/(loss) on sale of mortgage loans                    3,522        2,633
   Amortization of negative goodwill                       53,760       64,630
   Equity in investee losses                              (47,627)           0
   Other                                                  152,127      101,529
                                                      -----------  -----------
     Total Other Income                                   429,771      361,093
                                                      -----------  -----------
Other Expense:
   Salaries                                               726,550      591,298
   Employee benefits                                       88,921       73,875
   Net occupancy expense                                   90,594       90,216
   Equipment expense                                      146,362      153,512
   FDIC assessment                                         10,000        9,120
   Stationery & supplies                                   61,261       23,288
   Other real estate expense                                3,365        1,221
   Amortization of goodwill                                18,336            0
   Other                                                  312,711      303,147
                                                      -----------  -----------
     Total Other Expenses                               1,458,100    1,245,677
                                                      -----------  -----------
Income Before Income Taxes                                876,853      829,273

Income Tax Expense                                        309,220      278,499
                                                      -----------  -----------
     Net Income                                       $   567,633  $   550,774
                                                      ===========  ===========

Net Income Per Share                                  $       .32  $       .31
                                                      ===========  ===========

Weighted Average Shares Outstanding                     1,767,064    1,767,064
                                                      ===========  ===========



The accompanying notes are an integral part of these financial statements



       BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

        FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998




                                                         Additional
                                   Common Stock           Paid-in       Retained
                                Shares       Amount       Capital       EARNINGS       OTHER       TOTAL
                              ---------    ----------    ----------   -----------    --------   -----------
Balance December 31, 1997     1,767,064    $4,417,660    $3,414,927   $10,110,313    $ 38,844   $17,981,744

Comprehensive Income:
   Net income                         -             -             -       550,774           -       550,774
   Other comprehensive
    income (net of tax):
    Net change in unrealized
    Gain/(loss) on securities
    Available for sale, net
    Taxes of $20,179                  -             -             -             -      (6,139)       (6,139)
                              ---------    ----------    ----------   -----------    --------   -----------
Balance March 31, 1998        1,767,064    $4,417,660    $3,414,927   $10,661,087    $ 32,705   $18,526,379
                              =========    ==========    ==========   ===========    ========   ===========




Balance December 31, 1998     1,767,064    $4,417,660    $3,414,927   $11,399,263    $ 17,333   $19,249,183

Comprehensive Income:
   Net income                         -             -             -       567,633           -       567,633
   Other comprehensive
    income (net of tax):
    Net change in unrealized
    Gain/(loss) on securities
    Available for sale, net
    Taxes of $31,797                  -             -             -             -     (70,795)      (70,795)
                              ---------    ----------    ----------   -----------    --------   -----------
Balance March 31, 1999        1,767,064    $4,417,660    $3,414,927   $11,966,896    $(53,462)  $19,746,021
                              =========    ==========    ==========   ===========    ========   ===========




The accompanying notes are an integral part of these financial statements




          BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                    CONSOLIDATED STATEMENT OF CASH FLOWS

             FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998



                                                                       1999              1998
                                                                   -----------       -----------
Operating activities:
   Net Income                                                      $   567,633       $   550,774

    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
       Deferred taxes                                                  (63,947)          (34,708)
       Provision for loan losses                                        45,000            40,000
       Provision for depreciation                                      122,250           120,478
       Federal home loan bank stock dividends received                 (12,800)          (13,900)
       (Gain) loss on sale of loans                                     (3,522)           (2,633)
       Amortization of investment security premiums, net                37,968             1,218
       Amortization of valuation adjustment on acquired loans            9,080            13,730
       Amortization of valuation adjustment on acquired deposits             0              (630)
       Amortization of negative goodwill                               (53,760)          (64,630)
       Amortization of premium                                          18,336                 0
       Equity in investee gain (loss)                                   47,627                 0
       Writedown of other real estate                                    8,785                 0
       (Increase) decrease in accrued interest receivable              (30,595)           17,584
       (Increase) decrease in cash surrender value                     (15,581)           (7,774)
       (Increase) decrease in other assets                             208,251          (102,268)
       Increase (decrease) in interest payable                         (17,642)          112,004
       Increase (decrease) in accrued taxes & other liabilities        300,400           (10,784)
                                                                   -----------       -----------
            Net cash provided (used) by operating activities       $ 1,167,483       $   618,461
                                                                   -----------       -----------

Investing activities:
       Proceeds from sale of Federal Home Loan Bank stock               13,700            14,200
       Purchases of investment securities                           (7,937,921)                0
       Proceeds from maturities and paydowns
         of investment securities                                    6,466,900         1,865,204
       (Increase) decrease in federal funds sold                    (1,540,000)       (7,150,000)
       Net (increase)/decrease in loans                             (1,545,537)       (3,550,054)
       Purchases of premises and equipment                            (347,797)         (144,442)
       Acquisition of branch                                         7,820,475                 0
                                                                   -----------       -----------
            Net cash provided (used) by investing activities       $ 2,929,821       $(8,965,092)
                                                                   -----------       -----------

Financing activities:
       Net increase (decrease) in customer deposits                  1,961,034        14,410,826
       Net increase (decrease) in short term borrowings               (250,000)          876,684
       Net increase (decrease) in Fed Funds Purchased                 (350,000)       (1,650,000)
       Net increase (decrease) in Fed Home Loan Bank advances       (5,000,000)       (3,000,000)
       Net increase (decrease) in advances from borrowers
         for taxes and insurance                                      (192,506)         (208,673)
                                                                   -----------       -----------
           Net cash provided (used) by financing activities        $(3,831,472)      $10,428,837
                                                                   -----------       -----------


Increase (decrease) in cash and cash equivalents                       265,832         2,082,206

Cash and cash equivalents at beginning of period                     4,810,627         5,930,784

Cash and cash equivalents at end of period                         $ 5,076,459       $ 8,012,990
                                                                   ===========       ===========


                             (continued)

The accompanying notes are an integral part of these financial statements



          BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                  CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE MONTHS ENDED MARCH 31, 1999 AND 1998


                             (continued)


                                                                       1999             1998
                                                                   -----------       -----------
Supplemental disclosures:

       Cash paid for:

         Interest on deposits and other borrowings                 $ 1,318,494       $ 1,334,775


          Acquisition of Branch:

             Loans, net                                            $ 1,826,881       $         0
             Other real estate                                         200,000                 0
             Accrued interest receivable                                11,295                 0
             Premises and equipment                                    785,220                 0
             Goodwill                                                1,100,100                 0
             Deposits                                              (11,662,141)                0
             Accrued interest payable                                  (81,830)                0
                                                                   -----------       -----------
            Cash and due from bank received
               From acquired branch                                $(7,820,475)      $         0
                                                                   ===========       ===========



The accompanying notes are an integral part of these financial statements





           BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   MARCH 31, 1999 AND DECEMBER 31, 1998

Note 1. Presentation.  The accompanying consolidated balance sheet for Britton
& Koontz Capital Corporation (the "Company") as of December 31, 1998, has been derived from the audited financial statements of the Company for the year then ended. The accompanying consolidated financial statements as of March 31, 1999, and March 31, 1998, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position and operating results of the periods presented. Certain 1998 amounts have been reclassified to conform with the 1999 presentation.

Note 2. Nonperforming Assets.  Nonperforming assets at March 31, 1999 and
December 31, 1998, were as follows:


                                         03/31/99        12/31/98
                                         --------        --------
                                          (dollars in thousands)

Nonaccrual loans by type
  Real estate                             $  154          $   97
  Installment                                 30              30
  Commercial and all other loans              95              95
                                          ------          ------
     Total nonaccrual loans                  279             222
Loan past due 90 days or more                407             448
                                          ------          ------
     Total nonperforming loans               686             670
Other real estate owned (net)                287              96
                                          ------          ------
     Total nonperforming assets           $  973          $  766
                                          ======          ======
Nonperforming loans as a
percent of loans, net of
unearned interest and loans
held for sale                                .56%            .56%



Allowance for Loan Losses.  The following table reflects the transactions in the allowance for loan losses for the three month periods ended March 31, 1999 and 1998:
                                         03/31/99        03/31/98
                                          (dollars in thousands)

Balance at beginning of year              $  747          $  677

  Provision charged to operations             45              40

  Charge offs                                (26)            (10)
  Recoveries                                   4               8
                                          ------          ------
     Net recoveries (charge offs)            (22)             (2)
                                          ------          ------
Balance at end of period                  $  770          $  715
                                          ======          ======

Allowance for loan losses as a
percent of loans, net of unearned
interest and loans held for sale             .63%            .65%




Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     This discussion is intended to supplement the consolidated financial statements, expand on material changes in financial condition since year end and to compare the operating results for the three months ended March 31, 1999, to the same period in 1998.

     DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions
(some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Company's expectations. Forward-looking statements have been and will be made in written documents and oral presentations of the Company. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in the Company's documents or oral presentations, the words "anticipate," "estimate," "expect,"
"objective," "projection," "forecast," "goal" and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing market conditions, availability or cost of capital, employee workforce factors, costs and other effects of legal and administrative proceedings, and changes in federal, state or local legislature requirements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

     DISCLOSURE REGARDING YEAR 2000

     The year 2000 issue results from the fact that many computer programs store and process data using two digits rather than four to define the applicable year. This issue affects not only Britton & Koontz First National
Bank but virtually all companies and organizations that use computer information systems.

     The Company has adopted a formal five-step methodology to move toward assuring that the systems it uses to process financial institution records will be Year 2000 compliant. That process includes the following phases:
Awareness, Assessment, Renovation, Testing and Implementation.

     The Program is addressing: hardware and software purchased from outside vendors, custom software developed in-house, telecommunications equipment, facilities (i.e. elevators, HVAC, etc.) and the information processing systems of our business partners. The Company is aware that 2000 is a leap year and is taking this fact into consideration in both its renovation and testing.



     As part of the process, the institution has developed a plan and provided sufficient human and financial resources for the successful execution of that plan. Our plan called for the testing phase to be completed by March
31, 1999, and the implementation phase to be completed by June 30, 1999. The last six months of 1999 are intended to be a cushion period to protect against missed deadlines and unexpected surprises. In addition, the company is in the process of creating contingency plans for unexpected system failures. At this point, the Company is on target with its plan. While our program continues to track our plan, there is no guarantee that target dates will be met as a result of factors beyond the Company's control, such as external resource constraints and the failure of third parties to become Year 2000 compliant.

     The Company has already incurred and expensed charges related to Year
2000 compliance and will continue to charge related items to noninterest expense. Management does not expect the cost of compliance with the Year 2000 to have a material effect on the financial statements of the Company.

     DISCLOSURE REGARDING PURCHASE OF UNION PLANTERS BRANCHES

      The Company acquired two Natchez branch offices of Union Planters Bank on January 21, 1999. The acquisition added $12.5 million in deposits and $1.8 million in loans. On May 12, 1999, Company officials signed an agreement to acquire another Union Planters branch in Vicksburg, MS. This acquisition will add approximately $6.5 million in deposits along with $1.6 million in loans.


     Results of Operations

     First Quarter of 1999 Compared to the First Quarter of 1998

     Analysis of Net Income. The Company recorded net income of $568 thousand or $.32 per share for the quarter ended March 31, 1999, compared to $550 thousand or $.31 per share for the same period in 1998. The returns on average assets and average equity for the first quarter of 1999 were 1.24% and 11.58%, respectively, while the returns were 1.30% and 12.04%, respectively, for the same period in 1998.

     Analysis of Net Interest Income. Net interest income increased $196 thousand or 11.1% to $2.0 million for the period ended March 31, 1999, compared to the same period in 1998. Increases in net interest income resulted from volume variances of $228 thousand which were offset slightly by decreases in rates. Interest income increased $132 thousand or 4.1% primarily on the strength of an 11.2% increase in average loan volumes. Loan demand was funded with an increase in customer deposits resulting from the acquisition of deposits from Union Planters Bank in January 1999.

     Provision for Loan Losses. The Company recorded a provision for loan loss expense of $45 thousand in the first quarter of 1999 compared to $40 thousand for the first quarter of 1998.

     Non-Interest Income.  Non-interest income for the quarter ended March
31, 1999, increased $69 thousand to $430 thousand compared to $361 thousand for the same period during 1998. With the exception of a net $29 thousand loss from the Company's investment in Sumx Inc., a 35% owned subsidiary established to market internet-based banking software to the banking industry, the Company experienced a 37% increase in non-interest income. Increase in service charge income of $76 thousand or 45% was the primary factor in the increase in core earnings.

     Non-Interest Expense. Non-interest expense increased $212 thousand to $1.5 million for the period ended March 31, 1999. The increase is due primarily to increased equipment and software depreciation expense along with increases in salaries and benefits. The Company also began amortizing the premium incurred in the purchase of two local branches. The amount for the first quarter was $18 thousand.

     Pretax Income. The combination of all the above factors produced a 5.7% decrease in pretax income to $877 thousand compared to $829 thousand for the same period in the previous year.

     Income Taxes. Income taxes increased from $309 thousand for the quarter ended March 31, 1999, to $278 thousand for the comparable quarter of 1998.




     Financial Condition

     Total Assets.  Total assets increased to $182.1 million at March 31,
1999, as compared to $173.6 million at year end 1998. Loans, net of unearned interest and allowance for losses, increased 2.8% to $121.6 million at March
31, 1999, as compared to $118.3 million at December 31, 1998.

     Asset Quality. Nonperforming loans at March 31, 1999, remained relatively stable at $686 thousand compared to $670 thousand at December 31, 1998. The breakdown of nonperforming loans were nonaccrual loans of $279 thousand at March 31, 1999, as compared to $222 thousand at December 31, 1998, and loans past due ninety days or more of $407 thousand and $448 thousand at March 31, 1999 and December 31, 1998, respectively. Nonperforming loans as a percentage of loans, net of unearned income was .56% at March 31, 1999 and December 31, 1998.

     Allowance for Possible Loan Losses. The allowance for possible loan losses was $770 thousand at March 31, 1999, compared to $715 thousand at March
31, 1998. The ratio of the allowance for possible loan losses to loans, net of unearned income and loans held for sale, remained stable at .63% at March
31, 1999. Management regularly reviews the level of the allowance for possible loan losses and is of the opinion that it is adequate at March 31, 1999. The Company experienced net chargeoffs for the first three months of 1999 of $22 thousand compared to $2 thousand for the same period in 1998.

     Other real estate. Other real estate increased to $287 thousand from $74 thousand due to the addition of one of the branches acquired in the transaction with Union Planters bank. This property has a contract for sale pending and is expected to close in the second quarter of 1999.

     Securities. Management determines the classification of its securities at acquisition. Securities that are deemed to be held to maturity are accounted for by the amortized cost method. These securities increased $3.5 million to $34.2 million at March 31, 1999, as compared to $30.7 million at December 31, 1998. The Company from time to time will purchase securities and hold them as available for sale. These securities, which are marked to market, amounted to $8.8 million at March 31, 1999. Equity securities at March 31, 1999, comprised of Federal Reserve Bank stock of $239 thousand,
Federal Home Loan Bank stock of $957 thousand and a $943 thousand investment in Sumx Inc., remained stable.

     Liquidity. Principal sources of liquidity for the Company are asset cash flows, customer deposits and the ability to borrow against investment securities and loans. The Company's cash and cash equivalents decreased $477 thousand to $4.3 million at March 31, 1999, compared to $4.8 million at December 31, 1998. Cash provided by operating and investing activities increased by $1.2 million and $2.9 million respectively, while financing activities used $3.8 million.

     Deposits. Deposits increased to $156.8 million at March 31, 1999, compared to $143.2 million at December 31, 1998 on deposits received from the new branch locations.

     Capital. Stockholders' equity increased to $19.7 million at March 31, 1999, compared to $19.2 million at the end of 1998. The ratio of Stockholders' equity to assets decreased to 10.84% at March 31, 1999, compared to 11.09% at the end of 1998, due to growth in total assets. The Company maintained a Tier
1 capital to risk weighted assets ratio at March 31, 1999, of 16.32%, a total capital to risk weighted assets ratio of 16.99% and a leverage ratio of 10.35%. These levels substantially exceed the minimum requirements of the regulatory agencies of 4.00%, 8.00% and 3.00% respectively.



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

    3.1   Restated Articles of Incorporation of Britton & Koontz Capital
          Corporation, incorporated by reference to Exhibit 4.1 to Registrant's Registration No. 333-20631, filed with the
          Commission on January 29, 1997.

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

   10.01  Employment Agreement dated December 31, 1996, between Britton &
          Koontz First National Bank and W. Page Ogden, incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on
          Form 10-KSB filed with the Commission on March 28, 1997.

   10.02  Employment Agreement dated December 31, 1996, between Britton &
          Koontz First National Bank and Bazile R. Lanneau, Jr., incorporated by reference to Exhibit 10.2 to Registrant's Annual
          Report on Form 10-KSB filed with the Commission on March 28, 1997.

   10.03  Employment Agreement dated December 31, 1998, between Britton &
          Koontz First National Bank and James J. Cole, incorporated by reference to Exhibit 10.03 to Registrant's Annual Report on Form
          10-KSB filed with the Commission on March 30, 1999.

   10.04  Salary Continuation Agreements dated September 26, 1994, between
          Britton & Koontz First National Bank and W. Page Ogden,
          Bazile R. Lanneau, Jr. and James J. Cole, incorporated by reference to Exhibit 10 to Registrant's Quarterly Report on Form
          10-QSB filed with the Commission on November 14, 1994.

   10.05  Systems Purchase Agreement dated January 22, 1996, between
          Britton & Koontz First National Bank and InterBank Systems, Inc., incorporated by reference to Exhibit 10.5 to the Registrant's
          Annual Report on Form 10-KSB filed with the Commission on March
          29, 1996, and Form 10-KSB/A, Amendment Number 1, filed with the
          Commission on June 14, 1996.

   10.06  Independent Contractor Agreement dated January 22, 1996, between
          InterBank Systems, Inc. and Summit Research, Inc., incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 29, 1996, and Form
          10-KSB/A, Amendment Number 1, filed with the Commission on June
          14, 1996.

   10.07  Britton & Koontz Capital Corporation Long-Term Incentive Plan and
          Amendment, incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8, Registration No.
          333-20631, filed with the Commission on January 29, 1997.

   10.09  Stock Purchase Agreement dated December 3, 1998, between Britton
          & Koontz Capital Corporation and Sumx, Inc. incorporated by reference to Exhibit 10.09 to Registrant's Annual Report on Form
          10-KSB filed with the Commission on March 31, 1999.

   10.10  Investor Rights Agreement dated December 3, 1998, among Britton &
          Koontz Capital Corporation, Summit Research, Inc., Bazile R.
          Lanneau, Jr. and Sumx, Inc. incorporated by reference to Exhibit
          10.10 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 31, 1999.

   10.11  Voting Agreement dated December 3, 1998, among Britton & Koontz
          Capital Corporation, Sumx, Inc. and Bazile R. Lanneau, Jr.
          incorporated by reference to Exhibit 10.11 to Registrant's Annual
          Report on Form 10-KSB filed with the Commission on March 31, 1999.

   10.12  Management Service Agreement dated December 3, 1998, among
          Britton & Koontz Capital Corporation, Sumx, Inc. and Bazile R.
          Lanneau, Jr., incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-KSB filed with the
          Commission on March 31, 1999.

   11     Statement re: computation of per share earnings

   27     Financial Data Schedule



    (b)  Reports on Form 8-K

       The Company filed a report on Form 8-K, dated March 24, 1999, reporting fourth quarter 1998 earnings and the proposed Annual
       Shareholders meeting to be held April 8, 1999.


                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.






                           BRITTON & KOONTZ CAPITAL CORPORATION





May 15, 1999               /s/ W. Page Ogden
                           _____________________________________
                           W. Page Ogden
                           President and Chief Executive Officer





May 15, 1999               /s/ Bazile R. Lanneau, Jr.
                           _____________________________________
                           Bazile R. Lanneau, Jr.
                           Vice President and Chief Financial Officer

