Form 10QSB
period 1999-06-30
BRITTON & KOONTZ CAPITAL CORP
filed 1999-08-13
CIK 707604

U. S. SECURITIES AND EXCHANGE COMMISSION


                     WASHINGTON, D.C.  20549




                           FORM 10-QSB


(Mark One)


[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Quarterly Period Ended June 30, 1999


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X , No


1,767,064 Shares of Common Stock, Par Value $2.50, were issued and outstanding as of July 1, 1999.


Transitional Small Business Disclosure Format:  Yes___ , No  X

       BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                              INDEX


PART I     FINANCIAL INFORMATION

           Item 1.  Financial Statements (unaudited).

                    Consolidated Balance Sheets for June 30, 1999
                    and December 31, 1998

                    Consolidated Statements of Income for the Three Months and the Six Months Ended June 30, 1999 and June 30, 1998

                    Consolidated Statements of Stockholders' Equity for the Six Months Ended June 30, 1999 and
                    June 30, 1998

                    Consolidated Statements of Cash Flows for the
                    Six Months Ended June 30, 1999 and June 30, 1998

                    Notes to the Consolidated Financial Statements

[CAPTION]



       BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

               CONSOLIDATED STATEMENT OF CONDITION

               JUNE 30, 1999 AND DECEMBER 31, 1998



                                                           June 30,        December 31,
                                                             1999              1998
ASSETS:                                                 ------------       ------------
Cash and due from banks:
 Non-interest bearing                                   $  4,363,129       $  4,337,900
 Interest bearing                                            160,523            472,727
                                                        ------------       ------------
      Total cash and due from banks                        4,523,652          4,810,627

Federal funds sold                                                 0                  0
Investment securities:
  Held-to-maturity(estimated market value)                32,291,805         30,724,063
  Available-for-sale, at fair value                        8,539,714         10,923,838
  Equity securities                                        2,104,180          2,187,499
Loans, less unearned income of and allowance
  for loan losses                                        127,768,482        118,285,228
Bank premises and equipment, net of accumulated
  depreciation                                             5,246,951          4,090,692
Premium - Union Planters                                   1,063,428                  0
Other real estate owned                                       72,538             96,322
Accrued interest receivable                                1,455,167          1,371,834
Cash surrender value life insurance                          742,661            716,313
Other assets                                                 268,349            367,027
                                                        ------------       ------------
      Total Assets                                      $184,076,927       $173,573,443
                                                        ============       ============

LIABILITIES:

Deposits:
 Non-interest bearing                                   $ 22,185,173       $ 21,681,170
 Interest bearing                                        130,509,625        121,505,227
                                                        ------------       ------------
      Total Deposits                                     152,694,798        143,186,397

Securities sold under repurchase agreements                1,791,043          2,416,043
Federal funds purchased                                    6,755,000          5,350,000
Accrued Interest Payable                                     788,623            951,472
Negative Goodwill, net of accumulated amortization
  of $2,180,511 in 1999 and $2,075,441 in 1998               879,911            984,981
Advances from borrowers for taxes & insurance                249,998            357,025
Accrued taxes and other liabilities                        1,218,336          1,078,342
                                                        ------------       ------------
      Total Liabilities                                  164,377,709        154,324,260
                                                        ------------       ------------
STOCKHOLDERS' EQUITY:

Common stock, $2.50 par value per share; 12,000,000
  shares authorized; 1,767,064 shares issued and
  outstanding in 1999 and 1998                             4,417,660          4,417,660
Additional paid-in-capital                                 3,414,927          3,414,927
Retained earnings                                         12,031,627         11,399,263
Net unrealized gain/(loss) on securities
  available for sale                                        (164,996)            17,333
                                                        ------------       ------------
      Total Stockholders' Equity                          19,699,218         19,249,183
                                                        ------------       ------------
      Total Liabilities and Stockholders' Equity        $184,076,927       $173,573,443
                                                        ============       ============




The accompanying notes are an integral part of these financial statements.



          BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF INCOME



                                               Three Months Ended             Six Months Ended
                                                    June 30,                     June 30,
                                              1999            1998           1999          1998
                                          -----------     -----------    -----------   -----------
Interest Income:
   Interest and fees on loans             $ 2,700,962     $ 2,484,818    $ 5,298,223   $ 4,881,479

   Interest on investment securities:
   Taxable interest income                    697,680         748,683      1,381,943     1,476,711
   Exempt from federal taxes                   23,856          22,629         46,172        46,485
   Interest on federal funds sold               8,840          28,357         37,864        80,448
                                          -----------     -----------    -----------   -----------
   Total Interest Income                    3,431,338       3,284,487      6,764,202     6,485,123
                                          -----------     -----------    -----------   -----------
Interest Expense:
   Interest on deposits                     1,291,941       1,431,873      2,628,213     2,823,836
   Interest on federal funds purchased         55,768           2,000         75,798        19,069
   Interest on securities sold under
   repurchase agreements                       22,967          30,246         49,347        67,993
                                          -----------     -----------    -----------   -----------
   Total Interest Expense                   1,370,676       1,464,119      2,753,358     2,910,898
                                          -----------     -----------    -----------   -----------
Net Interest Income                         2,060,662       1,820,368      4,010,844     3,574,225

Provision for loan losses                      45,000          40,000         90,000        80,000
                                          -----------     -----------    -----------   -----------
Net Interest Income After
  Provision for Loan Losses                 2,015,662       1,780,368      3,920,844     3,494,225
                                          -----------     -----------    -----------   -----------
Other Income:
   Service charge on deposit accounts         254,553         174,433        497,731       341,675
   Income from fiduciary activities            18,828          15,198         38,847        33,390
   Insurance premiums and commissions           9,742           8,288         14,534        15,155
   Gain/(loss) on sale of ORE                 (18,094)              0        (18,094)            0
   Gain/(loss) on sale of mortgage loans        6,299           4,300          9,821         6,933
   Amortization of negative goodwill           51,310          61,730        105,070       126,360
   Other real estate income                     3,000               0          3,000             0
   Other                                       99,283          75,907        203,783       177,436
                                          -----------     -----------    -----------   -----------
   Total Other Income                         424,921         339,856        854,692       700,949
                                          -----------     -----------    -----------   -----------
Other Expense:
   Salaries                                   753,069         628,125      1,479,619     1,219,423
   Employee benefits                           90,222          90,861        179,143       164,736
   Net occupancy expense                       98,699         100,464        189,293       190,680
   Equipment expense                          178,611         125,306        324,973       278,818
   FDIC assessment                              9,999           9,496         19,999        18,616
   Stationery & supplies                       58,618          34,189        119,879        57,477
   Other real estate expense                   (1,243)         (4,841)         2,122        (3,620)
   Other                                      357,671         240,889        688,718       544,036
                                          -----------     -----------    -----------   -----------
   Total Other Expenses                     1,545,646       1,224,489      3,003,746     2,470,166
                                          -----------     -----------    -----------   -----------
Income Before Income Tax Expense              894,937         895,735      1,771,790     1,725,008

Income Tax Expense                            300,087         306,936        609,307       585,435
                                          -----------     -----------    -----------   -----------
   Net Income                             $   594,850     $   588,799    $ 1,162,483   $ 1,139,573
                                          ===========     ===========    ===========   ===========

Net Income Per Share                      $       .34     $       .33    $       .66   $       .64
                                          ===========     ===========    ===========   ===========
Weighted Average Shares Outstanding         1,767,668       1,769,276      1,767,004     1,769,045
                                          ===========     ===========    ===========   ===========




The accompanying notes are an integral part of these financial statements



         BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

           FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998





                                                Par                         Retained
                                # Shares       Value         Surplus        Earnings         Other        Total
                               ---------    -----------    -----------     -----------    ----------    -----------

Balance December 31, 1997      1,767,064    $ 4,417,660    $ 3,414,927     $10,110,313    $   38,844    $17,981,744

 Comprehensive Income:
   Net income                                                                1,139,572                    1,139,572
   Other comprehensive
   income (net of tax):
    Net change in unrealized
    Gain/(loss) on securities
    Available for sale, net
    of Taxes of $16,115                                                                       (7,562)        (7,562)

   Cash Dividend declared
    $.29 per share                                                            (512,449)                    (512,449)

                               ---------    -----------    -----------     -----------    ----------    -----------
Balance  June 30, 1998         1,767,064    $ 4,417,660    $ 3,414,927     $10,737,436    $   31,282    $18,601,305
                               =========    ===========    ===========     ===========    ==========    ===========




Balance December 31, 1998      1,767,064    $ 4,417,660    $ 3,414,927     $11,399,263    $   17,333    $19,249,183

 Comprehensive Income:
   Net income                                                                1,162,483                    1,162,483
   Other comprehensive
   income (net of tax):
    Net change in unrealized
    Gain/(loss) on securities
    Available for sale, net
    of Taxes of $92,022                                                                     (182,329)      (182,329)

   Cash Dividend declared
    $.30 per share                                                            (530,119)                    (530,119)

                               ---------    -----------    -----------     -----------    ----------    -----------
Balance June 30, 1999          1,767,064    $ 4,417,660    $ 3,414,927     $12,031,627    $ (164,996)   $19,699,218
                               =========    ===========    ===========     ===========    ==========    ===========







The accompanying notes are an integral part of these financial statements




       BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

              CONSOLIDATED STATEMENT OF CASH FLOWS

         FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998


                                                                1999              1998
                                                            -----------       -----------
  Net Income                                                $ 1,162,483       $ 1,139,572

Adjustments to reconcile net income to net cash provided by (used in):

Operating Activities:
  Deferred taxes                                               (106,752)          (32,700)
  Provision for loan losses                                      90,000            80,000
  Provision for depreciation                                    261,708           226,050
  FHLB stock dividends received                                 (25,100)          (28,000)
  (Gain) loss on sale of other real estate                       18,094                 0
  (Gain) loss on sale of loans                                   (9,821)           (6,933)
  Amortization of investment security premiums, net              68,648           (10,024)
  Amortization of valuation adjustment on acquired loans         17,370            26,090
  Amortization of valuation adjustment on acquired deposits           0              (600)
  Amortization of negative goodwill                            (105,070)         (126,360)
  Amortization of premium                                        36,672                 0
  Equity in investee losses                                      81,919                 0
  Writedown of other real estate                                 15,690                 0
  (Increase) decrease in accrued interest receivable            (72,038)         (136,327)
  (Increase) decrease in cash surrender value                   (26,348)          (20,337)
  (Increase) decrease in other assets                            98,678           (94,347)
  Increase (decrease) in interest payable                      (244,679)           24,468
  Increase (decrease) in other liabilities                      246,746          (996,589)
                                                            ------------      ------------
     Net cash provided (used) by operating activities       $ 1,508,200       $    43,963
                                                            ------------      ------------

Investing Activities
  Proceeds from sale of Federal Home Loan Bank stock             26,500            28,100
  Purchases of investment securities                         (7,937,921)       (5,059,822)
  Proceeds from maturities and paydowns
    of investment securities                                  8,503,326         6,174,787
  (Increase) decrease in federal funds sold                           0                 0
  Net increase in loans                                      (7,753,922)       (7,648,870)
  Purchases of premises and equipment                          (632,747)         (318,528)
  Proceeds from sale of other real estate                       190,000                 0
  Acquisition of branch                                       7,820,475                 0
                                                            ------------      ------------
     Net cash provided (used) by investing activities       $   215,711       $(6,824,333)
                                                            ------------      ------------

Financing Activities
  Net increase (decrease) in customer deposits               (2,153,740)        9,954,188
  Net increase (decrease) in repurchase agreements             (625,000)         (196,380)
  Net increase (decrease) in federal funds purchased          1,405,000          (550,000)
  Net increase (decrease) in Federal Home Loan
    Bank Advances                                                     0        (3,000,000)
  Increase (decrease) in advances from borrowers for
    taxes and insurance                                        (107,027)         (139,759)
  Cash dividends paid                                          (530,119)         (512,449)
                                                            ------------      ------------
    Net cash provided (used) by financing activities        $(2,010,886)      $ 5,555,600
                                                            ------------      ------------

Increase (decrease) in cash and cash equivalents               (286,975)       (1,224,770)

Cash and cash equivalents at beginning of period              4,810,627         5,930,784

Cash and cash equivalents at end of period                  $ 4,523,652       $ 4,706,014
                                                            ============      ============

                           (Continued)

The accompanying notes are an integral part of these financial statements



       BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

              CONSOLIDATED STATEMENT OF CASH FLOWS

         FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998


                           (Continued)




                                                              1999                1998

                                                           -----------        -----------
Supplemental Disclosures:

Cash paid for:

  Interest on deposits and other borrowing                 $ 2,916,207        $ 2,886,430
  Income taxes                                             $   557,527        $   541,040






ACQUISITION OF BRANCH:

 Loans, net                                                  1,826,881                  0
 Other real estate                                             200,000                  0
 Accrued interest receivable                                    11,295                  0
 Premises and equipment                                        785,220                  0
 Premium on deposits                                         1,100,100                  0
 Deposits                                                  (11,662,141)                 0
 Accrued interest payable                                      (81,830)                 0

                                                           -----------        -----------
   Cash and due from bank received
       From acquired branch                                 (7,820,475)                 0
                                                           ===========        ===========




The accompanying notes are an integral part of these financial statements




       BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               JUNE 30, 1999 AND DECEMBER 31, 1998

NOTE 1. Presentation. The accompanying consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 1998, has been derived from the audited financial statements of the Company for the year then ended. The accompanying consolidated financial statements as of June 30, 1999, and June 30, 1998, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position and operating results of the periods presented. Certain 1998 amounts have been reclassified to conform with the 1999 presentation

NOTE 2.  Nonperforming Assets.  Nonperforming assets at June 30, 1999 and
December 31, 1998, were as follows:

                                        06/30/99         12/31/98
                                        --------         --------
                                         (dollars in thousands)
  Nonaccrual loans by type
     Real estate                        $  152           $   97
     Installment                            55               30
     Commercial and all other loans        101               95
                                        --------         --------
    Total nonaccrual loans                 308              222
  Loans past due 90 days or more           251              448
                                        --------         --------
    Total nonperforming loans              559              670

  Other real estate owned (net)             73               96
                                        --------         --------
    Total nonperforming assets          $  632           $  766
                                        ========         ========

  Nonperforming loans as a percent
  of loans, net of unearned interest
  and loans held for sale                 .43%             .56%
                                        ========         ========

NOTE 3. Allowance for Loan Losses. The following table reflects the transactions in the allowance for loan losses for the six month periods ended
June 30, 1999 and 1998:

                                          06/30/99         06/30/98
                                          --------         --------
                                            (dollars in thousands)
  Balance at beginning of year            $  747           $  677

  Provision charged to operations             90               80

    Charge-offs                              (66)             (32)
    Recoveries                                10               12
                                          --------        ---------
    Net recoveries (charge-offs)             (56)             (20)
                                          --------        ---------
   Balance at end of period               $  781          $   737
                                          ========        =========

  Allowance for loan losses as a
  percent of loans, net of unearned
  interest and loans held for sale          .61%             .64%
                                          ========        =========

Item 2:  Management's Discussion & Analysis or Plan of Operations.

     This discussion is intended to supplement the consolidated financial statements, expand on material changes in financial condition since year end and to compare the operating results for the six months ended June 30, 1999, to the same period in 1998.

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

     As part of the process, the institution has developed a plan and provided sufficient human and financial resources for the successful execution of that plan. Our plan called for the testing phase to be completed by March
31, 1999, and the implementation phase to be completed by June 30, 1999. The last six months of 1999 are intended to be a cushion period to protect against missed deadlines and unexpected surprises. In addition, the company is in the process of creating contingency plans for unexpected system failures. At this point, the Company is on target with its plan. While our program continues to track our plan, and target dates have been met, factors beyond the Company's control, such as external resource constraints and the failure of third parties to become Year 2000 compliant, could affect the Company's ability to readily process all applications in the year 2000. The Company, however, does not anticipate that this will be a material issue.



     The Company has already incurred and expensed charges related to Year
2000 compliance and will continue to charge related items to noninterest expense. Management does not expect the further cost of compliance with the Year 2000 to have a material effect on the financial statements of the Company.

     DISCLOSURE REGARDING PURCHASE OF UNION PLANTERS BRANCHES

     The Company acquired two Natchez, MS. branch offices of Union Planters
Bank, N.A. on January 21, 1999. The acquisition added $12.5 million in deposits and $1.8 million in loans. On July 23,1999, the Company completed the acquisition of another Union Planters branch in Vicksburg, MS. This acquisition added another $6.2 million in deposits along with $1.4 million in loans.


     Results of Operations


     First Six Months of 1999 Compared to the First Six Months of 1998

7     Analysis of Net Income.  Net income increased to $1.162 million or $.66 per share from $1.140 million or $.64 per share. The Company's continued
effort to modernize facilities, update computer operations and market the bank's new electronic banking system has kept operating expenses higher than normal.  During this time of increased expenses, the Company has experienced strong growth in the bank's core income such as service charges on deposit accounts, internet fees and other retail service fees.  The net effect was a slight increase in net income.  Returns on average assets and average equity for the first half of 1999 were 1.27% and 11.77%, respectively.

     Analysis of Net Interest Income. Net interest income for the period ended June 30, 1999, was $4.0 million, an increase of $437 thousand or 12% over the same period in 1998. Contributing to the increase in net interest income was an overall growth in earning assets offset by increases in average deposits. Earning assets grew as a result of continued strong loan demand in the first half of 1999. The increase in volumes resulted in a net volume variance of $405 thousand as well as a $32 thousand variance due to decreases in rates.

     Provision for Possible Loan Losses. As a result of loan growth, an increase in net chargeoffs and management's assessment of the loan portfolio, $90 thousand has been added to the reserve for possible loan losses.

     Non-Interest Income. Non-interest income increased to $855 thousand for the period ended June 30, 1999, from $701 thousand for the same period in 1998 primarily on the strength of the bank's acquisition of two Union Planters branches in Natchez, MS in January 1999. Service charges and other retail fees contributed to the increase.

     Non-Interest Expense. Non-interest expense increased $534 thousand to $3.004 million from 1998 to 1999. The increase reflects expense associated with continued investment in banking computer equipment and software. Also, it reflects higher salary and benefit expenses connected to the acquisition of the Natchez branches of Union Planters Bank, N.A..



     Pretax Income. The combination of all the above factors produced a pretax income of $1.772 million for the six months ended June 30, 1999, compared to $1.725 million for the same period in 1998. Income tax expense increased to $609 thousand from $585 thousand.



     Financial Condition


     Earning Assets. Earning assets averaged $171.0 million in the first six months of 1999, a 7% increase over the same period in 1998. The growth in average earning assets was due primarily to strong loan growth funded by solid increases in deposits. Average loans and average deposits grew 11% and 7%, respectively.

     Asset Quality. Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans, totaling $559 thousand at June
30, 1999, decreased $111 thousand from December 31, 1998. The decrease is made up of a $197 thousand reduction in loans past due ninety days or more, offset by an increase in nonaccrual loans of $86 thousand. Other real estate decreased to $73 thousand. Nonperforming assets as a percent of loans, net of unearned income, ended June 30, 1999 at .43%, compared to .56% at December 31, 1998. A further breakdown is found in note 2.

     Allowance for Possible Loan Losses. The allowance for possible loan losses was increased to $781 thousand at June 30, 1999, from $737 thousand at June 30, 1998. The ratio of the allowance for possible loan losses to loans, net of unearned income and loans held for sale, decreased to .61% from .64% at June 30, 1998. Management regularly reviews the level of the allowance for possible loan losses and is of the opinion that it is adequate at June 30, 1999. The Company's net charge-offs for the first six months of 1999 compared to the same period in 1998 increased to $56 thousand from $20 thousand. Note 3 presents a comparison of the activity in this account.

     Securities. Management determines the classification of its securities at acquisition. Securities that are deemed to be held to maturity are accounted for by the amortized cost method. These securities increased $1.6 million to $32.3 million at June 30, 1999, compared to $30.7 million at December 31, 1998. Available-for-sale securities reported at fair market value decreased to $8.5 million at June 30, 1999. Equity securities at June
30, 1999, comprised of Federal Reserve Bank stock of $239 thousand, Federal
Home Loan Bank stock of $957 thousand and a $908 thousand investment in Sumx
Inc., decreased $83.  The Company's share of the loss reported by Sumx Inc.
for the period ended June 30, 1999 was $82 thousand.

     Liquidity. Principal sources of liquidity for the Company are asset cash flows, customer deposits and the ability to borrow against investing securities and loans. Principal and interest cash flows from investment securities exceeded $9.8 million or 5.4% of average assets for the period ended June 30, 1999. The Company's cash and cash equivalents decreased $.3 million to $4.5 million at June 30, 1999, compared to $4.8 million at December
31, 1998. Cash provided by operating and investing activities increased by $1.7 million, while financing activities used $2.0 million.

     Deposits.  Deposits increased to $152.7 million at June 30, 1999, from
$143.2 million at December 31, 1998, primarily due to an increase in interest bearing deposits from the acquisition of two local Union Planters branches.



     Capital. Stockholders' equity increased to $19.7 million at June 30, 1999, from $19.2 million at the end of 1998. The ratio of Stockholders' equity to assets decreased slightly to 10.70%. At June 30, 1999, the Company maintained a Tier 1 capital to net risk weighted assets ratio of 15.79%, a total capital to net risk weighted assets ratio of 16.44% and a leverage ratio of 10.38%. These levels exceed the minimum requirements of the regulatory agencies of 4.00%, 8.00% and 3.00% respectively.



PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) April 8, 1999, 1999 Annual Meeting of Shareholders

     (b) The following directors were re-elected by Shareholders at the Annual Meeting for three year terms expiring in 2002 (Class III): Wilton
     R. Dale, C. H. Kaiser, Jr., Bazile R. Lanneau, Jr., Albert W. Metcalfe.

     Directors whose term of office as a director continued after the meeting and the expiration date of their current term are: W. W. Allen, Jr.
     (2001), Craig A. Bradford, DMD (2001), James J. Cole (2000), W. J.
     Feltus III (2001),  A. J. Ferguson (2000), Donald E. Killelea, M.D.
     (2001), Bazile R. Lanneau, Sr.(2001), W. Page Ogden (2000), Bethany L.
     Overton (2000), and Robert R. Punches (2000).

     (c)  The following directors were elected by Shareholders at the Annual
     Meeting by the votes indicated:

                                  For       Against      Abstain      Total
                               ---------    -------      -------    ---------
      Wilton R. Dale           1,366,913     2,040          0       1,368,953
      C. H. Kaiser, Jr.        1,366,913     2,040          0       1,368,953
      Bazile R. Lanneau, Jr.   1,366,913     2,040          0       1,368,953
      Albert W. Metcalfe       1,366,913     2,040          0       1,368,953


     (d) Other proposals of business brought before the Security Holders.

     None



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

11    Statement re: computation of per share earnings

27    Financial Data Schedule


     (b)  Reports on Form 8-K

        The Company filed a Current Report on Form 8-K, with the
        Commission, dated June 18, 1999, under item 5, other events, to report first quarter 1999 earnings.

        The Company filed a Current Report on Form 8-K, with the
        Commission, dated June 30, 1999, under item 5, other events, to announce the declaration of a semi-annual dividend.

        The Company filed a Current Report on Form 8-K, with the
        Commission, dated June 30, 1999, under item 5, other events, to announce the acquisition of a Union Planters branch office in Vicksburg, MS.




                            SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.







                         BRITTON & KOONTZ CAPITAL CORPORATION



                         /s/ W. Page Ogden
August 13, 1999          ___________________________________
                         W. Page Ogden
                         President and CEO



                         /s/ Bazile R. Lanneau, Jr.
August 13, 1999          ___________________________________
                         Bazile R. Lanneau, Jr.
                         Vice President and CFO






                          EXHIBIT INDEX


Exhibit
Number     Item
-------    -----

11         Statement Regarding Computation of Per Share Earnings

27         Financial Data Schedule

