Form 10QSB
period 1999-09-30
BRITTON & KOONTZ CAPITAL CORP
filed 1999-11-15
CIK 707604

U. S. SECURITIES AND EXCHANGE COMMISSION


                     WASHINGTON, D.C.  20549


                           FORM 10-QSB


(Mark One)


[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Quarterly Period Ended September 30, 1999


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X , No


1,767,064 Shares of Common Stock, Par Value $2.50, were issued and outstanding as of October 1, 1999.


Transitional Small Business Disclosure Format:  Yes    , No  X

   BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                        INDEX


PART I     FINANCIAL INFORMATION

          Item 1.  Financial Statements (unaudited).

                Consolidated Balance Sheets for September 30, 1999 and December 31, 1998

                Consolidated Statements of Income for the Three Months and the Nine Months Ended September 30, 1999 and
                September 30, 1998

                Consolidated Statements of Stockholders' Equity for the Nine Months Ended September 30, 1999 and
                September 30, 1998

                Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 1999 and September 30, 1998

                Notes to the Consolidated Financial Statements

[CAPTION]


        BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

               CONSOLIDATED STATEMENT OF CONDITION

             SEPTEMBER 30, 1999 AND DECEMBER 31, 1998




                                                         September 30,      December 31,
                                                             1999              1998
                                                        ------------       ------------
ASSETS

Cash and due from banks:
 Non-interest bearing                                   $  4,875,284       $  4,337,900
 Interest bearing                                            919,260            472,727
                                                        ------------       ------------
      Total cash and due from banks                        5,794,544          4,810,627

Federal funds sold                                                 0                  0
Investment securities:
 Held-to-maturity                                         36,171,805         30,724,063
 Available-for-sale, at fair value                         4,387,112         10,923,838
 Equity securities                                         2,067,303          2,187,499
Loans, less unearned income of and allowance
  for loan losses                                        137,236,934        118,285,228
Bank premises and equipment, net of accumulated
  depreciation                                             6,338,043          4,090,692
Premium - Union Planters                                   1,553,490                  0
Other real estate owned                                       72,538             96,322
Accrued interest receivable                                1,620,111          1,371,834
Cash surrender value life insurance                          750,760            716,313
Other assets                                                 223,808            367,027
                                                        ------------       ------------
      Total Assets                                      $196,216,448       $173,573,443
                                                        ============       ============

LIABILITIES:

Deposits:
 Non-interest bearing                                   $ 23,287,533       $ 21,681,170
 Interest bearing                                        131,520,910        121,505,227
                                                        ------------       ------------
      Total Deposits                                     154,808,443        143,186,397

Securities sold under repurchase agreements                1,650,655          2,416,043
Federal funds purchased                                            0            350,000
FHLB Advances                                             16,200,000          5,000,000
Accrued Interest Payable                                     884,708            951,472
Negative Goodwill, net of accumulated amortization
  of $2,229,491 in 1999 and $2,075,441 in 1998               830,931            984,981
Advances from borrowers for taxes & insurance                318,809            357,025
Accrued taxes and other liabilities                        1,287,190          1,078,342
                                                        ------------       ------------
      Total Liabilities                                  175,980,736        154,324,260
                                                        ------------       ------------
STOCKHOLDERS' EQUITY:

Common stock, $2.50 par value per share; 12,000,000
  shares authorized; 1,767,064 shares issued and
  outstanding in 1999 and 1998                             4,417,660          4,417,660
Additional paid-in-capital                                 3,414,927          3,414,927
Retained earnings                                         12,611,525         11,399,263
Net unrealized gain/(loss) on securities
  available for sale                                        (208,400)            17,333
                                                        ------------       ------------
      Total Stockholders' Equity                          20,235,712         19,249,183
                                                        ------------       ------------
      Total Liabilities and Stockholders' Equity        $196,216,448       $173,573,443
                                                        ============       ============




The accompanying notes are an integral part of these financial statements.


          BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF INCOME

[CAPTION]

                                             Three Months Ended        Nine Months Ended
                                                September 30,            September 30,
                                             1999         1998         1999         1998
                                          ----------   ----------   ----------   ----------
Interest Income:
   Interest and fees on loans             $2,921,711   $2,514,611   $8,219,934   $7,396,090

   Interest on investment securities:
   Taxable interest income                   660,542      701,110    2,042,484    2,177,822
   Exempt from federal taxes                  23,942       22,328       70,114       68,813
     Interest on federal funds sold              377       26,867       38,242      107,315
                                          ----------   ----------   ----------   ----------
   Total Interest Income                   3,606,572    3,264,916   10,370,774    9,750,040
                                          ----------   ----------   ----------   ----------
Interest Expense:
   Interest on deposits                    1,305,068    1,430,227    3,933,281    4,254,063
   Interest on federal funds purchased       147,622        6,923      223,420       25,992
   Interest on securities sold under
     repurchase agreements                    20,778       25,409       70,125       93,403
                                          ----------   ----------   ----------   ----------
   Total Interest Expense                  1,473,468    1,462,559    4,226,826    4,373,458
                                          ----------   ----------   ----------   ----------
Net Interest Income                        2,133,104    1,802,357    6,143,948    5,376,582

Provision for loan losses                     95,000       40,000      185,000      120,000
                                          ----------   ----------   ----------   ----------
Net Interest Income After
  Provision for Loan Losses                2,038,104    1,762,357    5,958,948    5,256,582
                                          ----------   ----------   ----------   ----------
Other Income:
   Service charge on deposit accounts        308,270      201,106      806,001      542,781
   Income from fiduciary activities           19,336       26,986       58,183       60,375
   Insurance premiums and commissions          6,044        9,131       20,578       24,287
   Gain/(loss) on sale of ORE                      0            0      (18,094)           0
   Gain/(loss) on sale of mortgage loans       1,076        5,304       10,897       12,237
   Gain/(loss) on sale of securities           4,385            0        4,385            0
   Gain/ (loss) on sale of premises
     and equipment                                 0            0            0            0
   Amortization of negative goodwill          48,980       58,950      154,050      185,310
   Other real estate income                        0            0        3,000            0
   Other                                     125,255      101,587      329,038      279,023
                                          ----------   ----------   ----------   ----------
   Total Other Income                        513,346      403,064    1,368,038    1,104,013
                                          ----------   ----------   ----------   ----------
Other Expense:
   Salaries                                  773,912      639,131    2,253,531    1,858,554
   Employee benefits                         136,150       78,820      315,293      243,556
   Net occupancy expense                     106,635       93,223      295,928      283,903
   Equipment expense                         172,468      140,890      497,441      419,708
   FDIC assessment                             9,770       10,061       29,769       28,677
   Stationery & supplies                      41,108       38,188      160,987       95,664
   Other real estate expense                   1,036        5,160        3,158        1,540
   Other                                     413,054      259,175    1,101,772      803,213
                                          ----------   ----------   ----------   ----------
   Total Other Expenses                    1,654,133    1,264,648    4,657,879    3,734,815
                                          ----------   ----------   ----------   ----------
Income Before Income Tax Expense             897,317      900,773    2,669,107    2,625,780

Income Tax Expense                           317,419      302,220      926,726      887,655
                                          ----------   ----------   ----------   ----------
Net Income                                 $ 579,898    $ 598,553   $1,742,381   $1,738,125
                                          ==========   ==========   ==========   ==========
Income Per Share                                 .33          .34          .99          .98
                                          ==========   ==========   ==========   ==========
Weighted Average Shares Outstanding        1,767,926    1,769,484    1,767,318    1,769,189
                                          ==========   ==========   ==========   ==========




The accompanying notes are an integral part of these financial statements


         BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

[CAPTION]




                                               Par                          Retained
                                # Shares      Value        Surplus          Earnings       Other          Total
                               ---------    ----------    ----------      -----------    ---------      -----------

Balance December 31, 1997      1,767,064    $4,417,660    $3,414,927      $10,110,313    $  38,844      $17,981,744

 Comprehensive Income:
   Net income                          -             -             -        1,738,125                     1,738,125
   Other comprehensive
    income (net of tax):
   Net change in unrealized
   Gain/(loss) on securities
   Available for sale, net
    of Taxes of $18,610                -             -             -                -       24,047           24,047

  Cash Dividend declared
   $.29 per share                      -             -             -         (512,449)           -         (512,449)
                               ---------    ----------    ----------      -----------    ---------      -----------
Balance September 30, 1998     1,767,064    $4,417,660    $3,414,927      $11,335,989    $  62,891      $19,231,467
                               =========    ==========    ==========      ===========    =========      ===========



Balance December 31, 1998      1,767,064    $4,417,660    $3,414,927      $11,399,263    $  17,333      $19,249,183

 Comprehensive Income:
   Net income                          -             -             -        1,742,381            -        1,742,381
   Other comprehensive
    income (net of tax):
   Net change in unrealized
   Gain/(loss) on securities
   Available for sale, net
    Taxes of $121,688                  -             -             -                -     (225,733)        (225,733)

  Cash Dividend declared
     $.30 per share                    -             -             -         (530,119)           -         (530,119)
                               ---------    ----------    ----------      -----------    ---------      -----------
Balance September 30, 1999     1,767,064    $4,417,660    $3,414,927      $12,611,525    $(208,400)     $20,235,712
                               =========    ==========    ==========      ===========    =========      ===========



The accompanying notes are an integral part of these financial statements


       BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

        CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

[CAPTION]


                                                                 9/99              9/98
                                                             ------------      ------------
Net Income                                                   $  1,742,381      $  1,738,125

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Operating Activities:
  Deferred taxes                                                 (140,919)          (58,907)
  Provision for loan losses                                       185,000           120,000
  Provision for depreciation                                      401,166           339,682
  FHLB stock dividends received                                   (38,200)          (42,200)
  (Gain) loss on sale of other real estate                         18,094                 0
  (Gain) loss on sale of investment securities                     (4,385)                0
  (Gain) loss on sale of loans                                    (10,897)          (12,237)
  Amortization (accretion) of investment securities
    premiums (discounts), net                                      87,160           (30,299)
  Amortization of valuation adjustment on acquired loans           24,800            37,220
  Amortization of valuation adjustment on acquired deposits             0              (680)
  Amortization of negative goodwill                              (154,050)         (185,310)
  Amortization of premium                                          60,720                 0
  Equity in investee (gain)/losses                                119,596                 0
  Writedown of other real estate                                   15,690                 0
  (Increase) decrease in accrued interest receivable             (229,616)         (290,498)
  (Increase) decrease in cash surrender value                     (34,447)          (28,348)
  (Increase) decrease in other assets                             143,219          (224,074)
  Increase (decrease) in interest payable                        (189,650)          (76,730)
  Increase (decrease) in other payables                           344,475          (672,278)
                                                             ------------      ------------
     Net cash provided (used) by operating activities        $  2,340,137      $    613,466
                                                             ------------      ------------

Investing Activities:
 Redemption of Federal Home Loan Bank Stock                        38,800            42,300
  Proceeds from sales of investment securities                  4,000,000                 0
  Proceeds from maturities and paydowns
    of investment securities                                   10,763,396         8,941,336
  Purchases of investment securities                          (13,982,921)      (10,019,501)
  (Increase) decrease in federal funds sold                             0        (1,125,000)
  Net increase in loans                                       (15,883,365)       (9,938,526)
  Purchases of premises and equipment                          (1,073,104)         (476,925)
  Proceeds from sale of other real estate                         190,000                 0
  Acquisition of branches                                      11,271,434                 0
                                                             ------------      ------------
     Net cash provided (used) by investing activities        $ (4,675,760)     $(12,576,316)
                                                             ------------      ------------

Financing Activities:
  Net increase (decrease) in customer deposits                 (6,196,737)       13,016,631
  Net increase (decrease) in securities sold                     (765,388)         (303,317)
    under repurchase
  Net increase (decrease) in federal funds purchased             (350,000)       (1,650,000)
  Net increase (decrease) in Federal Home Loan
    Bank advances                                              11,200,000         2,000,000
  Increase (decrease) in advances from borrowers for
    taxes and insurance                                           (38,216)         (102,675)
  Cash dividends paid                                            (530,119)         (512,449)
                                                             ------------      ------------
Net cash provided (used) by financing activities             $  3,319,540      $ 12,448,190
                                                             ------------      ------------
Increase (decrease) in cash and cash equivalents                  983,917           485,340

Cash and cash equivalents at beginning of period                4,810,627         5,930,784

Cash and cash equivalents at end of period                   $  5,794,544      $  6,416,124
                                                             ============      ============


                           (Continued)

The accompanying notes are an integral part of these financial statements



       BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

              CONSOLIDATED STATEMENT OF CASH FLOWS

      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                           (Continued)

[CAPTION]


                                                            1999               1998
                                                        ------------        -----------

SUPPLEMENTAL DISCLOSURES:

Cash paid for:

 Interest on deposits and other borrowing                $ 4,293,590        $ 4,450,188
 Income taxes                                                913,050            874,323



Acquisition of branches:

 Loans, net                                              $ 3,267,244                  0
 Other real estate                                           200,000                  0
 Accrued interest receivable                                  18,661                  0
 Premises and equipment                                    1,575,413                  0
 Goodwill                                                  1,614,210                  0
 Deposits                                                (17,818,783)                 0
 Accrued interest payable                                   (122,886)                 0
    Other accrued liabilities                                 (5,293)                 0
                                                         -----------        -----------
   Cash and due from bank received
       From acquired branch                             ($11,271,434)       $         0





The accompanying notes are an integral part of these financial statements


       BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

NOTE 1. Presentation. The accompanying consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 1998, has been derived from the audited financial statements of the Company for the year then ended. The accompanying consolidated financial statements as of September 30, 1999, and September 30, 1998, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position and operating results of the periods presented. Certain 1998 amounts have been reclassified to conform with the 1999 presentation

NOTE 2. Nonperforming Assets. Nonperforming assets at September 30, 1999 and December 31, 1998, were as follows:

                                             09/30/99      12/31/98
                                             --------      --------
                                             (dollars in thousands)
                                             ----------------------
Nonaccrual loans by type
 Real estate                                 $    109     $     97
 Installment                                       69           30
 Commercial and all other loans                   456           95
                                             --------     --------
Total nonaccrual loans                            634          222
Loans past due 90 days or more                    282          448
                                             --------     --------
Total nonperforming loans                         916          670
Other real estate owned (net)                      73           96
                                             --------     --------
Total nonperforming assets                   $    989     $    766
                                             ========     ========
Nonperforming loans as a percent
 of loans, net of unearned interest
 and loans held for sale                         .66%         .56%
                                             ========     ========

NOTE 3. Allowance for Loan Losses. The following table reflects the transactions in the allowance for loan losses for the nine month periods ended September 30, 1999 and 1998:

                                                09/30/99      09/30/98
                                                --------      --------
                                                (dollars in thousands)
                                                ----------------------
Balance at beginning of year                    $    747      $    677

Provision charged to operations                      185           120

 Charge-offs                                         (84)          (34)
 Recoveries                                           18            22
                                                --------      --------
Net recoveries (charge-offs)                         (66)          (12)
                                                --------      --------
Balance at end of period                        $    866      $    785
                                                ========      ========
Allowance for loan losses as a
 percent of loans, net of unearned
 interest and loans held for sale                   .63%          .67%

Item 2:  Management's Discussion & Analysis or Plan of Operations.

     This discussion is intended to supplement the consolidated financial statements, expand on material changes in financial condition since year end and to compare the operating results for the nine months ended September 30, 1999, to the same period in 1998.

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

     The Company has already incurred and expensed charges related to Year 2000 compliance and will continue to charge related items to noninterest expense. Management does not expect future cost of compliance with the Year 2000 to have a material effect on the financial statements of the Company.

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


     Results of Operations


     First Nine Months of 1999 Compared to the First Nine Months of 1998

     Analysis of Net Income. Net income remained stable at $1.7 million or $.99 per share. The Company's continued effort to modernize facilities, update computer operations and market the bank's new electronic banking system has kept operating expenses higher than normal. During this time of increased expenses, the Company has experienced strong growth in the bank's core income such as service charges on deposit accounts, internet fees and other retail service fees. The net effect was a slight increase in net income. Returns on average assets and average equity for the first nine months of 1999 were 1.24% and 11.71%, respectively.

     Analysis of Net Interest Income. Net interest income for the period ended September 30, 1999, was $6.1 million, an increase of $758 thousand or 14% over the same period in 1998. Contributing to the increase in net interest income was an overall growth in earning assets offset by increases in average deposits. Earning assets grew as a result of continued strong loan demand in the first three quarters of 1999. The increase in both deposit and loans resulted in a net volume variance of $517 thousand as well as a $241 thousand variance due to decreases in rates.

     Provision for Possible Loan Losses. As a result of loan growth, and management's assessment of the loan portfolio, $185 thousand has been added to the reserve for possible loan losses.

     Non-Interest Income. Non-interest income increased to $1.4 million for the period ended September 30, 1999, from $1.1 million for the same period in 1998 primarily on the strength of the bank's acquisition of three Union Planters branches. Service charges and other retail fees contributed to the increase.

     Non-Interest Expense. Non-interest expense increased $923 thousand to $4.7 million for the period ended September 30, 1999. The Company has for the past three years been in a major capital improvements program which has been the primary reason for the increases in non-interest expense. It is management's opinion that this capital improvements program is near completion. A large share of the increased expenses reflects the cost of upgrades to premises, information systems and other items related to marketing the bank's new electronic banking system. Other contributing factors are increases in salaries and benefits from the branch acquisitions.

     Pretax Income. The combination of all the above factors produced a pretax income of $2.7 million for the nine months ended September 30, 1999, compared to $2.6 million for the same period in 1998. Income tax expense increased to $927 thousand from $888 thousand.



     Financial Condition


     Earning Assets. Earning assets averaged $174.1 million in the first nine months of 1999, a 7% increase over the same period in 1998. The growth in average earning assets was due primarily to strong loan growth funded by increases in deposits along with FHLB advances. Average loans and average deposits grew 12% and 6%, respectively.

     Asset Quality. Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans, totaling $916 thousand at September 30, 1999, increased $246 thousand from December 31, 1998. The increase is made up of a $412 thousand addition to nonaccrued loans offset by reductions to the loans past due ninety days or more. Other real estate decreased to $73 thousand. Nonperforming assets as a percent of loans, net of unearned income, ended September 30, 1999 at .66%, compared to .56% at December 31, 1998. A further breakdown is found in note 2.

     Allowance for Possible Loan Losses. The allowance for possible loan losses was increased to $866 thousand at September 30, 1999, from $785 thousand at September 30, 1998. The ratio of the allowance for possible loan losses to loans, net of unearned income and loans held for sale, decreased to
 .63% from .67% at September 30, 1998. The Company's net charge-offs for the first nine months of 1999 compared to the same period in 1998 increased to $66 thousand from $12 thousand. Management regularly reviews the level of the allowance for possible loan losses and is of the opinion that it is adequate for September 30, 1999. Note 3 presents a comparison of the activity in this account.

     Securities. Management determines the classification of its securities at acquisition. Securities that are deemed to be held to maturity are accounted for by the amortized cost method. These securities increased $5.4 million to $36.2 million at September 30, 1999, compared to $30.7 million at December 31, 1998. Available-for-sale securities reported at fair market value decreased to $4.4 million at September 30, 1999. Equity securities at September 30, 1999, comprised of Federal Reserve Bank stock of $239 thousand, Federal Home Loan Bank stock of $957 thousand and a $871 thousand investment in Sumx Inc., decreased $120. The Company's share of the loss reported by Sumx Inc. for the period ended September 30, 1999 was $120 thousand.

     Liquidity. Principal sources of liquidity for the Company are asset cash flows, customer deposits and the ability to borrow against investment securities and loans. Principal and interest cash flows from investment securities exceeded $16 million or 9% of average assets for the period ended September 30, 1999. The Company's cash and cash equivalents decreased $1.0 million to $5.8 million at September 30, 1999, compared to $4.8 million at December 31, 1998. Cash used by operating and investing activities decreased by $2.3 million, while financing activities provided $3.3 million.

     Deposits. Deposits increased to $154.8 million at September 30, 1999, from $143.2 million at December 31, 1998, primarily due to an increase in interest bearing deposits from the acquisition of two local Union Planters branches.

     Capital. Stockholders' equity increased to $20.2 million at September 30, 1999, from $19.2 million at the end of 1998. The ratio of Stockholders' equity to assets decreased slightly to 10.31%. At September 30, 1999, the Company maintained a Tier 1 capital to net risk weighted assets ratio of 14.73%, a total capital to net risk weighted assets ratio of 15.41% and a leverage ratio of 10.04%. These levels exceed the minimum requirements of the regulatory agencies of 4.00%, 8.00% and 3.00% respectively.



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

     None

                            SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.







                         BRITTON & KOONTZ CAPITAL CORPORATION




November 15, 1999        /s/ W.Page Ogden
                         President and CEO




November 15, 1999        /s/ Bazile R. Lanneau, Jr.
                         Vice President and CFO

                          EXHIBIT INDEX


Exhibit
Number          Item
-------         --------

11              Statement Regarding Computation of Per Share Earnings

27              Financial Data Schedule