Form 10KSB
period 1999-12-31
BRITTON & KOONTZ CAPITAL CORP
filed 2000-03-31
CIK 707604

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549


                             FORM 10-KSB


         Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the fiscal year ended December 31, 1999


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the 1999 fiscal year were $15,826,604.

The aggregate market value of the issuer's voting stock held by non-affiliates computed by reference to the price at which the stock was sold as of March 21, 1999 is $19,416,690 for 1,093,898 shares at an estimated $17.75 per share.


    State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2000.

              Common Stock, $2.50  Par Value: 1,759,064 shares


Transitional Small Business Disclosure Format (check one): Yes   No  [X]

                             DOCUMENTS INCORPORATED BY REFERENCE

         1. Portions of the Registrant's annual report to shareholders for the fiscal year ended December 31, 1999, (the "Annual Report") are incorporated by reference into Part II of this annual report on Form 10-KSB.

         2. Portions of the Registrant's definitive proxy statement, filed on March 27, 2000 with the Securities and Exchange Commission, (the "Proxy Statement") are incorporated by reference into
                  Part III of this annual report on Form 10-KSB.

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

                                                      PART I

ITEM  1.       DESCRIPTION OF BUSINESS.........................................*
ITEM  2.       DESCRIPTION OF PROPERTY........................................ *
ITEM  3.       LEGAL PROCEEDINGS.............................................. *
ITEM  4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............*

                                                      PART II

ITEM  5.       MARKET FOR COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.............................................*
ITEM  6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR
               PLAN OF OPERATION..............................................**
ITEM  7.       FINANCIAL STATEMENTS...........................................**
ITEM  8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE ............................*

                                                     PART III

ITEM  9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS; COMPLIANCE WITH
               SECTION 16(a) OF THE EXCHANGE ACT.............................***
ITEM 10.       EXECUTIVE COMPENSATION........................................***
ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT................................................***
ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................***
ITEM 13.       EXHIBITS, LIST AND REPORTS ON FORM 8-K..........................*


* This information is included in this annual report on Form 10-KSB and is not incorporated by reference from the Annual Report or the Proxy Statement.

** This information is incorporated by reference from portions of the Annual Report pursuant to Instruction E(2) of Form 10-KSB. Those portions of the Annual Report are included as Exhibit 13 to this annual report on Form 10-KSB.

*** The material required by Items 9 through 12 is incorporated by reference from the Proxy Statement pursuant to Instruction E(3) of Form 10-KSB.

                                                      PART I

Item 1.  Description of Business.

General

         The Company

         Britton & Koontz Capital Corporation (the "Company") was organized as a Mississippi business corporation in July of 1982 and became a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), when it acquired all of the issued and outstanding shares of Britton & Koontz First National Bank, a national banking association headquartered in Natchez, Mississippi (the "Bank"), later that same year. The Bank is the only wholly-owned subsidiary of the Company and its stock is the Company's most significant asset. In July, 1993, the Company acquired Natchez First Federal Savings Bank ("Natchez First Federal") and merged it into the Bank. In December 1998, the Company invested $1.0 million for a 35% interest in Sumx Inc., a company formed to develop and market internet- based electronic banking to financial institutions. See "Sumx Inc." In January 1999, the bank purchased from Union Planters Bank, N.A. two local branches with total deposits of $12 million and $1.8 million in loans. In July 1999, the company completed the acquisition of another branch office with deposits of $6 million and $1.4 million in loans.

         The Company's major source of income in 1999 was dividends from the Bank in the amount of $1,400,000. The Company expects that dividends from the Bank will continue to be the Company's major source of income in 2000. As of December 31, 1999, the Company had total consolidated assets of approximately $209 million, and total consolidated shareholders' equity of approximately $20 million.

         The Bank

         The Bank conducts a full service banking business from its main office and three branch offices in Natchez, Mississippi and one branch in Vicksburg, Mississippi. It also opened a loan production office in Baton Rouge, Louisiana for the purpose of originating 1-4 family residential first mortgage loans. The Bank provides commercial and consumer banking and trust services to customers in Adams and Warren Counties and the adjoining counties and parishes of Mississippi and Louisiana, respectively. The geographical area serviced by the Bank is economically diverse and includes public and private sector industries, including government service, manufacturing, tourism, agriculture and oil and gas exploration.

         The products and services offered by the Bank include personal and commercial checking accounts, money market deposit accounts, savings accounts, and automated clearinghouse services. The Bank also offers money transfer services, safe deposit box facilities and access to a network of automated teller machines. In recent years and primarily as a result of its merger with Natchez First Federal in July, 1993, the Bank has become a full-service residential and commercial mortgage lender. The Bank also engages in other commercial and consumer lending activities, including, among other things, the issuance of VISA and MasterCard credit cards. The Bank's trust department offers a range of trust services, acting as trustee, executor, administrator, custodian, guardian and agent with responsibility for total assets as of December 31, 1999, of approximately $27 million.

         In 1995, the bank became an Internet Service Provider for the Natchez area. The service of Internet dial up access has been extended to the Vicksburg, Ms. market. In 1996, the bank began offering Internet-based online banking. The software employed was developed by Interbank Systems ("Interbank"), now Sumx Inc ("Sumx").

         As of December 31, 1999, the Bank had total assets of approximately $208 million and total deposits of approximately $167 million.

         As of December 31, 1999, the Company and the Bank had approximately 91 full-time and 10 part-time employees for a total of 101 employees. The employees are not represented by a collective bargaining unit. The Company believes that its relationship with its employees is good.

         Sumx Inc.

         On December 3, 1998, the Company acquired 1,000,000 shares of Series A Preferred Stock in Sumx Inc. ("Sumx"), a Mississippi corporation, for
$1,000,000. Sumx is owned 35% by the Company, 19.5% by Mr. Bazile R. Lanneau, Jr., President and CEO of Sumx and Executive Vice President of the Bank and Vice President of the Company, and 45.5% by Summit Research, Inc., a Texas corporation. The funds provided to Sumx have been used for marketing and continued development of the SumxNet Internet banking system and for service bureau operations. Sumx maintains offices in Madison, Mississippi and Highland Village, Texas.

         Mr. Lanneau has devoted and it is anticipated that he will continue to devote in the future substantial portions of his time to the business of Sumx. Pursuant to a Management Services Agreement, Sumx pays the Company $90,000 per year for the services of Mr. Lanneau. Mr. Lanneau receives no compensation from Sumx and is compensated by the Company and the Bank. Mr. Ogden, President and CEO of the Company and the Bank, serves without compensation as a director, and Secretary/Treasurer of Sumx.


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

         In 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), which, among other things, substantially revised the depository institution regulatory and funding provisions of the FDIA. FDICIA also expanded the regulatory and enforcement powers of bank regulatory agencies. Most significantly, FDICIA mandates annual examinations of banks by their primary regulators and requires the federal banking agencies to take prompt "corrective action" whenever financial institutions do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution's capitalization status will depend on how well its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. As of December 31, 1999, the Bank maintained a capital level which qualified it as being "well capitalized" under such regulations.

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

         Further Changes in Regulatory Requirements

         The United States Congress and the Mississippi legislature have periodically considered and adopted legislation that has resulted in deregulation of, among other matters, banks and other financial institutions, or adversely affected the profitability of the banking industry. See "Competition." Legislation could further modify or eliminate geographic restrictions on banks and bank holding companies and current prohibitions with other financial institutions, including mutual funds, securities brokerage firms, insurance companies, banks from other states and investment banking firms. The effect of any such legislation on the business of the Company or the Bank cannot be accurately predicted. The Company also cannot predict what legislation might be enacted or what other implementing regulations might be adopted, and if enacted or adopted, the effect thereof.

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

         The deregulation of depository institutions as well as the increased ability of non-banking financial institutions, such as finance companies, investment companies, insurance companies and several governmental agencies, to provide services previously reserved to commercial banks has further intensified competition. Accordingly, the Bank now competes with these non-banking financial institutions, all of which are engaged in marketing various types of loans, commercial paper, short-term obligations, investments and other services. Because non-banking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, in many instances they may operate with greater flexibility. The continued deregulation of the financial services industry may have a detrimental effect on the Bank's long- term growth and profitability.

         The Company anticipates that the intensity of competition among financial institutions will be increased when the provisions of the Gramm-Leach-Bliley Act (the "GLBA") become fully effective and the regulations implementing the GLBA are issued by the Board of Governors of the FRB. The GLBA permits banks, securities firms and insurance companies to affiliate under an entity to be known as a "financial holding company," which could then serve its customers' varied financial needs through a single corporate structure.

Environmental

         The Company is subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment. The Company does not believe that it will be required to expend any material amounts to comply with these laws and regulations.

Item 2.  Description of Property.

         The Company has its principal offices in its headquarters building at 500 Main Street, Natchez, Adams County, Mississippi 39120, which is owned and occupied by the Bank. The Bank also owns the properties on which its four branch offices are located, as well as one property purchased for future expansion. The Company also owns certain properties acquired primarily through foreclosure proceedings. In the judgment of management, the facilities of the Company and the Bank are generally suitable and adequate for the needs of the Company and the Bank.

Item 3.  Legal Proceedings.

         There are no pending legal proceedings of a material nature to which the Company or the Bank is a party.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                                      PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

(a)      Market Information

         On October 17, 1996, the Company listed its common stock on the NASDAQ Small Cap Market. Prior to that date, there was no established public trading market for the common stock. The table below sets forth the NASDAQ Small Cap Market high and low bid ranges for the common stock.

                                        Dividends
                                        Per Share            High          Low

Period 1999
         4th Quarter                       $ .30             $20.00      $17.88
         3rd Quarter                                         $21.25      $19.50
         2nd Quarter                       $ .30             $21.00      $19.00
         1st Quarter                                         $20.50      $19.00

Period 1998
         4th Quarter                       $ .30             $21.50      $18.00
         3rd Quarter                                         $23.00      $19.50
         2nd Quarter                       $ .29             $22.50      $20.50
         1st Quarter                                         $23.00      $20.50

(b)      Holders

         On December 31, 1999, there were 500 shareholders of record of the Company's common stock.

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

         The Company has declared semiannual cash dividends in each of the last three fiscal years totaling, on an annual basis, $.56 per share for 1997, $.59 per share for 1998 and $.60 per share for 1999. Historical dividend payout ratios, expressed as a percentage of net income, for 1997 to 1999 were 41.27%, 44.72% and 47.75%, respectively.

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

         Retained earnings of the Bank available for payment of cash dividends under applicable dividend regulations exceeded $2.4 million as of December 31, 1999, although the Bank intends to retain most of these funds for capital and not pay them out as dividends.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         The information required in response to this item is incorporated herein by reference to pages 36 through 44 of the Annual Report, which are included in Exhibit 13 to this report.

Item 7.  Financial Statements.

         The following consolidated financial statements of the Company and the Bank are incorporated herein by reference to pages 4 through 10 of the Annual Report, which are included in Exhibit 13 to this report.

         -  Independent Auditor's Report;
         - Consolidated Statements of Financial Condition - December 31, 1999 and 1998;
         - Consolidated Statements of Income-Years ended December 31, 1999 and 1998;
         - Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 1999 and 1998;
         - Consolidated Statements of Cash Flows-Years ended December 31, 1999 and 1998;
            and
         -  Notes to the Consolidated Financial Statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                                     PART III

Item 9.  Directors,   Executive   Officers,   Promoters   and  Control  Persons;
Compliance with Section 16(a) of the Exchange Act.

          The information required in response to this item is incorporated herein by reference to the material under the heading "Election of Directors" of the Proxy Statement.

Item 10.  Executive Compensation.

          The information required in response to this item is incorporated herein by reference to the material under the heading "Executive Compensation" of the Proxy Statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

          The information required in response to this item is incorporated herein by reference to the material under the headings "Stock ownership of Directors, Officers, and Principal Shareholders", "Employment Agreements" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement.

Item 12.  Certain Relationships and Related Transactions.

          The information required in response to this item is incorporated herein by reference to the material under the heading "Certain Relationships and Related Transactions" of the Proxy Statement.

Item 13.  Exhibits, List and Reports on Form 8-K.

(a)      Exhibits

         The response to this portion of Item 13 is submitted as the Exhibit Index attached hereto and incorporated herein by this reference.

(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K, dated December 20, 1999, reporting third quarter 1999 earnings.

         The Company filed a report on Form 8-K, dated December 20, 1999, announcing a semi- annual dividend.

                                                     SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BRITTON & KOONTZ CAPITAL CORPORATION

                                  (Registrant)

                                           By:      /s/ W. Page Ogden
                                                    ----------------------------
                                                    W. Page Ogden
                                                    President and
                                                    Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Signature                                           Title                                      Date

/s/ W. Page Ogden                                   President,                                 March 31, 2000
-----------------------------------                 Chief Executive
W. Page Ogden                                       Officer and Director
                                                    (Principal Executive Officer)


/s/ W. W. Allen, Jr.                                Director                                   March 31, 2000
-----------------------------------
W. W. Allen, Jr.



/s/ Craig A. Bradford                               Director                                   March 31, 2000
-----------------------------------
Craig A. Bradford, DMD



/s/ James J. Cole                                   Director                                   March 31, 2000
-----------------------------------
James J. Cole

                                       {SIGNATURES CONTINUE ON FOLLOWING PAGE}






Signature                                           Title                                      Date

/s/ Wilton R. Dale                                  Director                                   March 31, 2000
---------------------------------------
Wilton R. Dale

/s/ William J. Feltus, Jr.                          Chairman and                               March 31, 2000
--------------------------                          Director
William J. Feltus, Jr.



/s/ A. J. Ferguson                                  Director                                   March 31, 2000
-----------------------------------
A. J. Ferguson



/s/ C. Hayden Kaiser, Jr.                           Vice Chairman                              March 31, 2000
--------------------------                          and Director
Hayden Kaiser, Jr.

/s/ Donald E. Killelea                              Director                                   March 31, 2000
-----------------------------------
Donald E. Killelea, M.D.


/s/ Bazile R. Lanneau, Sr.                          Director                                   March 31, 2000
-----------------------------------
Bazile R. Lanneau, Sr.


/s/ Bazile R. Lanneau, Jr.                          Vice President, Chief                      March 31, 2000
-----------------------------------                 Financial Officer, Treasurer,
Bazile R. Lanneau, Jr                               Assistant Secretary and Director
                                                    (Principal Financial Officer)
                                                    (Principal Accounting Officer)
 .

/s/ Albert W. Metcalfe                              Secretary and                              March 31, 2000
--------------------------                          Director
Albert W. Metcalfe



/s/ Bethany L. Overton                              Director                                   March 31, 2000
--------------------------
Bethany L. Overton

/s/ Robert R. Punches                               Director                                   March 31, 2000
--------------------------
Robert R. Punches






                                      EXHIBITS TO ANNUAL REPORT ON FORM 10-KSB

                                       OF BRITTON & KOONTZ CAPITAL CORPORATION

                                                 FOR THE FISCAL YEAR

                                               ENDED DECEMBER 31, 1999

                               EXHIBIT INDEX




Exhibit /  Description of Exhibit

 3.1   (*)

Restated Articles of Incorporation of Britton & Koontz Capital Corporation, incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997.


 3.2   (*)

By-Laws of Britton & Koontz Capital Corporation, as amended and restated, incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1998.


 4.1   (*)

Certain provisions defining the rights of Shareholders are found in the Articles of Incorporation and By-Laws of Britton & Koontz Capital Corporation. See Exhibits 3.1 and 3.2, above.


 4.2   (*)

Shareholder Rights Agreement dated June 1, 1996 between Britton & Koontz Capital Corporation and Britton & Koontz First National Bank, as Rights Agent, incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997.


10.01  (*)

Employment Agreement dated December 31, 1996, between Britton & Koontz Capital Corporation and W. Page Ogden, incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 28, 1997.


10.02  (*)

Employment Agreement dated December 31, 1996, between Britton & Koontz Capital Corporation and Bazile R. Lanneau, Jr., incorporated by reference to Exhibit
10.2 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 28, 1997.


10.03  (*)

Employment Agreement dated December 31, 1998, between Britton & Koontz Capital Corporation and James J. Cole, incorporated by reference to Exhibit 10.03 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999.


10.04  (*)

Salary Continuation Plan Agreements dated September 26, 1994, between Britton & Koontz Capital Corporation and W. Page Ogden, Bazile R. Lanneau, Jr. and James
J. Cole, incorporated by reference to Exhibit 10 to Registrant's Current Report on Form 10-QSB filed with the Commission on November 14, 1994.

10.05  (*)

System Purchase Agreement dated January 22, 1996 between the Britton & Koontz First National Bank and InterBank Systems, Inc., incorporated by reference to
Exhibit 10.5 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 29, 1996 and Form 10- KSB/A, Amendment Number 1, filed with the Commission on June 14, 1996.


10.06  (*)

Independent Contractor Agreement dated January 22, 1996 between InterBank Systems, Inc. and Summit Research, Inc., incorporated by reference to Exhibit
10.6 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 29, 1996 and Form 10-KSB/A, Amendment Number 1, filed with the Commission on June 14, 1996.


10.07  (*)

Britton & Koontz Capital Corporation Long-Term Incentive Compensation Plan and Amendment, incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997.


10.09  (*)

Stock Purchase Agreement dated December 3, 1998, between Britton & Koontz Capital Corporation and Sumx Inc. incorporated by reference to Exhibit 10.09 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999.


10.10  (*)

Investor Rights Agreement dated December 3, 1998, among Britton & Koontz Capital Corporation, Summit Research, Inc., Bazile R. Lanneau, Jr. and Sumx Inc. incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999.


10.11  (*)

Voting Agreement dated December 3, 1998, among Britton & Koontz Capital Corporation, Summit Research, Inc. and Bazile R. Lanneau, Jr. incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999.


10.12  (*)

Management Service Agreement dated December 3, 1998, among Britton & Koontz Capital Corporation, Sumx Inc. and Bazile R. Lanneau, Jr. incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999.


11

Statement re: computation of per share earnings


13

Annual Report to shareholders for fiscal year 1999

Subsidiaries of the Registrant


23.1

Consent of Independent Auditors


27

Financial Data Schedule



As indicated by (*) , this exhibit is incorporated by reference to another filing or document.