Form 10QSB
period 2000-03-31
BRITTON & KOONTZ CAPITAL CORP
filed 2000-05-15
CIK 707604

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

   [X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange
            Act Of 1934 For The Quarterly Period Ended March 31, 2000

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

                             Telephone: 601-445-5576



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X , No

1,759,064 Shares of Common Stock, Par Value $2.50, were issued and outstanding as of April 1, 2000.

Transitional Small Business Disclosure Format: Yes , No X

                      BRITTON & KOONTZ CAPITAL CORPORATION
                                 AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

            Consolidated Balance Sheets for March 31, 2000 and December 31, 1999

            Consolidated Statements of Income for the Three Months Ended
             March 31, 2000 and March 31, 1999

            Consolidated Statements of Stockholders' Equity for the Three Months
             Ended March 31, 2000 and March 31, 1999

            Consolidated Statements of Cash Flows for the Three Months Ended
             March 31, 2000 and March 31, 1999

            Notes to the Consolidated Financial Statements.

Item 2.  Management's Discussion and Analysis of Finanicial Condition


PART II. OTHER INFORMATION

  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
  Signatures

                          BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                                      CONSOLIDATED BALANCE SHEETS

                                 MARCH 31, 2000 AND DECEMBER 31, 1999



                                                                           March 31,          December 31,
                                                                             2000                 1999
ASSETS:

Cash and due from banks:
   Non-interest bearing                                                  $   5,781,569       $    5,450,435
   Interest bearing                                                            355,352              136,258
                                                                         -------------       --------------
   Total cash and due from banks                                             6,136,921            5,586,693

Federal funds sold                                                           2,000,000              875,000
Investment securities:
   Held-to-maturity (market value of $49,738,268 and
   $45,536,865, respectively)                                               50,804,354           46,553,344
   Available for sale, at fair value                                         4,207,244            4,263,618
   Equity securities                                                         2,149,864            1,948,876
Loans, less unearned income of $75,628 in 2000 and
   $90,185 in 1999; and allowance for loan losses of
   $910,043 in 2000 and $835,576 in 1999                                   143,498,024          139,140,966
Bank premises and equipment, net of accumulated
   depreciation                                                              6,180,453            6,215,852
Goodwill                                                                     1,499,682            1,526,586
Other real estate owned                                                         67,538              102,719
Accrued interest receivable                                                  1,674,515            1,680,622
Cash surrender value life insurance                                            781,034              759,130
Other assets                                                                   241,494              200,446
                                                                         -------------       --------------
   TOTAL ASSETS                                                          $ 219,241,123       $  208,853,852
                                                                         =============       ==============

LIABILITIES:

Deposits:
   Non-interest bearing                                                  $  25,817,974       $   25,548,966
   Interest bearing                                                        156,778,159          140,745,125
                                                                         -------------       --------------
   Total deposits                                                          182,596,133          166,294,091

Securities sold under repurchase agreements                                    600,000            1,482,445
Federal Home Loan Bank advances                                             12,150,000           17,850,000
Accrued Interest Payable                                                     1,081,605              891,735
Negative Goodwill, net of accumulated amortization
   of $2,320,851 in 2000 and $2,276,241 in 1999                                739,571              784,181
Advances from borrowers for taxes & insurance                                  219,907              433,907
Accrued taxes and other liabilities                                          1,257,269              965,752
                                                                         -------------       --------------
   Total liabilities                                                       198,644,485          188,702,111
                                                                         -------------       --------------

STOCKHOLDERS' EQUITY:

Common stock, $2.50 par value per share; 12,000,000 shares
   authorized; 1,759,064 and 1,767,064 shares issued and
   outstanding in 2000 and 1999                                              4,417,660            4,417,660
Additional paid-in-capital                                                   3,414,927            3,414,927
Retained earnings                                                           13,161,615           12,559,261
Accumulated other comprehensive income                                        (254,314)            (240,107)
                                                                         -------------       --------------
                                                                            20,739,888           20,151,741
Cost of 8,000 shares of common stock held by the company                      (143,250)                   0
                                                                         -------------       --------------
   Total stockholders' equity                                               20,596,638           20,151,741
                                                                         -------------       --------------
   Total Liabilities and Stockholders' Equity                            $ 219,241,123       $  208,853,852
                                                                         =============       ==============



                   The accompanying notes are an integral part of these financial statements.





                       BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                                CONSOLIDATED STATEMENTS OF INCOME

                                                                      Three Months Ended
                                                                         March 31,

                                                                   2000             1999
                                                               ----------       -----------
INTEREST INCOME:

   Interest and fees on loans                                  $3,122,566        $2,597,261
   Interest on investment securities:
       Taxable interest income                                    871,714           684,263
       Exempt from federal taxes                                   74,825            22,316
   Interest on federal funds sold                                   5,174            29,024
                                                               ----------       -----------
           Total Interest Income                                4,074,279         3,332,864
                                                               ----------       -----------
INTEREST EXPENSE:

   Interest on deposits                                         1,586,965         1,336,272
   Interest on federal funds purchased                            247,374            20,030
   Interest on securities sold under
       repurchase agreements                                       18,469            26,380
                                                               ----------        ----------
           Total Interest Expense                               1,852,808         1,382,682
                                                               ----------        ----------
NET INTEREST INCOME                                             2,221,471         1,950,182

PROVISION FOR LOAN LOSSES                                          70,000            45,000
                                                               ----------        ----------
NET INTEREST INCOME AFTER

  PROVISION FOR LOAN LOSSES                                     2,151,471         1,905,182
                                                               ----------       -----------
OTHER INCOME:

   Service charge on deposit accounts                             270,155           243,178
   Income from fiduciary activities                                25,300            20,019
   Insurance premiums and commissions                               5,183             4,792
   Gain/(loss) on sale of ORE                                      38,819                 0
   Gain/(loss) on sale of mortgage loans                            7,670             3,522
   Amortization of negative goodwill                               44,610            53,760
   Equity in investee losses                                      (19,113)          (47,627)
   Other                                                          139,511           152,127
                                                                ----------        ----------
           Total Other Income                                     512,135           429,771
                                                                ----------        ----------
OTHER EXPENSE:

   Salaries                                                        877,709           726,550
   Employee benefits                                               128,076            88,921
   Net occupancy expense                                           126,136            90,594
   Equipment expense                                               188,515           146,362
   FDIC assessment                                                   7,970            10,000
   Stationery & supplies                                            38,791            61,261
   Other real estate expense                                         2,867             3,365
   Amortization of Goodwill                                         26,904            18,336
   Other                                                           348,577           312,711
                                                               -----------        ----------
           Total Other Expenses                                  1,745,545         1,458,100
                                                               -----------        ----------
INCOME BEFORE INCOME TAXES                                         918,061           876,853

INCOME TAX EXPENSE                                                 315,707           309,220
                                                               -----------        ----------

NET INCOME                                                      $  602,354        $  567,633
                                                               ===========        ==========
EARNINGS PER SHARE DATA:

   Basic earnings per share                                    $       .34        $      .32
                                                              ============       ===========

   Diluted earnings per share                                  $       .34        $      .32
                                                              ============       ===========

                   The accompanying notes are an integral part of these financial statements






                                             BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                                                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                             FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999




                                                                            Accumulated
                                               Additional                      Other
                             Common Stock       Paid-In       Retained     Comprehensive   Treasury
                          Shares     Amount     Capital       Earnings        Income         Stock        Total
                        ---------   ---------  ----------    -----------   -------------  ----------   ------------
Balance
December 31, 1998       1,767,064  $4,417,660  $3,414,927    $11,399,263     $ 17,333             0     $19,249,183

Comprehensive Income:
 Net income                                                      567,633                                    567,633
 Other comprehensive
  income (net of tax):
 Net change in
  unrealized Gain/

 (loss) on securities
 Available for sale,
 net Taxes for $31,797                                                       ( 70,795)                      (70,795)

Balance                 ---------  ----------  ----------    ------------  -------------  ----------   ------------
March 31, 1999          1,767,064  $4,417,660  $3,414,927    $11,966,896     ( 53,462)            0     $19,746,021
                        =========  ==========  ==========    ============  =============  ==========   ============

Balance
December 31, 1999       1,767,064  $4,417,660  $3,414,927    $12,559,261    ($240,107)            0     $19,746,021

Comprehensive Income:
 Net income                                                      602,354                                    602,354
 Other comprehensive
   income (net of tax):
   Net change in
   unrealized Gain
   (loss) on
   securities available
   for sale, net of
   taxes of $5,299                                                           ( 14,207)                     ( 14,207)

Treasury Stock
 Purchased                 (8,000)                                                         (143,250)       (143,250)

Balance                 ---------  ----------  ----------    -----------   ------------   ----------   ------------
March 31, 2000          1,759,064  $4,417,660  $3,414,927    $13,018,365    ($254,314)    ($143,250)    $20,596,638
                        =========  ==========  ==========    ===========   ============   ==========   ============








                                  The accompanying notes are an integral part of these financial statements






                       BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                              CONSOLIDATED STATEMENT OF CASH FLOWS

                       FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999




                                                                2000              1999
                                                            -----------       -----------
CASH FLOW FROM OPERATING ACTIVITIES:

  Net Income                                                $   602,354       $   567,633

Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Deferred taxes                                               (217,122)          (63,947)
  Provision for loan losses                                      70,000            45,000
  Provision for depreciation                                    150,824           122,250
  Federal home loan bank stock dividends received               (17,000)          (12,800)
  (Gain) loss on sale of other real estate                      (38,819)                0
  (Gain) loss on sale of loans                                   (7,670)           (3,522)
  Amortization of investment security premiums, net              (6,583)           37,968
  Amortization of valuation adjustment on acquired loans          6,080             9,080
  Amortization of valuation adjustment on acquired deposits           0                 0
  Amortization of negative goodwill                             (44,610)          (53,760)
  Amortization of premium                                        26,904            18,336
  Equity in investee gain (loss)                                 19,112            47,627
  Writedown of other real estate                                      0             8,785
  Increase) decrease in accrued interest receivable               6,107           (30,595)
  (Increase) decrease in cash surrender value                   (21,904)          (15,581)
  (Increase) decrease in other assets                           (41,048)          208,251
  Increase (decrease) in interest payable                       189,870           (17,642)
  Increase (decrease) in accrued taxes & other liabilities      531,819           300,400
                                                            -----------       -----------
     Net cash provided (used) by operating activities         1,208,314         1,167,483
                                                            -----------       -----------

CASH FLOW FROM INVESTING ACTIVITIES:

  Proceeds from sale of Federal Home Loan Bank stock             13,600            13,700
  Purchases of investment securities                                  0                 0
  Proceeds from maturities and paydowns
    of investment securities                                  1,713,753         6,466,900
  Purchases of investment securities                         (5.916,013)       (7,937,920)
  Purchases of FHLB securities                                 (216,700)                0
  (Increase) decrease in federal funds sold                  (1,125,000)       (1,540,000)
  Net (increase)/decrease in loans                           (4,425,468)       (1,545,537)
  Purchases of premises and equipment                          (115,425)         (347,797)
  Proceeds from sales of other real estate                       74,000                 0
  Acquisition of branches                                             0         7,820,475

  Net cash provided (used) by investing activities          -----------       -----------
                                                             (9,997,253)        2,929,821
                                                            -----------       -----------
  CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase (decrease) in customer deposits                6,278,863         1,961,034
  Net increase (decrease) in brokered deposits               10,000,000                 0
  Net increase (decrease) in securities sold                   (882,445)         (250,000)
    under repurchase
  Net increase (decrease) in Fed Funds Purchased                      0          (350,000)
  Net increase (decrease) in Fed Home Loan Bank advances     (5,700,000)       (5,000,000)
  Net increase (decrease) in advances from borrowers
    for taxes and insurance                                    (214,001)         (192,506)
  Acquisition of Treasury Stock                                (143,250)                0
                                                            -----------       -----------
  Net cash provided (used) by financing activities            9,339,167        (3,831,472)
                                                            -----------       -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                550,228           265,832

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              5,586,693         4,810,627

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 6,136,921       $ 5,076,459
                                                            ===========       ===========










                        BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                               CONSOLIDATED STATEMENT OF CASH FLOWS

                        FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999



                                                            2000                1999
                                                          --------            ---------

Schedule of Non-Cash Investing and
  Financing Activities:

   Interest Paid                                          1,662,938           1,318,494



ACQUISITION OF BRANCHES:

  Loans, net                                                      0           1,826,881
  Other Real Estate                                               0             200,000
  Accrued interest receivable                                     0              11,295
  Premises and equipment                                          0             785,220
  Goodwill                                                        0           1,100,100
  Deposits                                                        0         (11,662,141)
  Accrued interest payable                                        0             (81,830)
                                                          ---------         -----------
Cash and due from bank received
        From acquired branch                                      0          (7,820,475)
                                                          =========         ===========





             The accompanying notes are an integral part of these financial statements




               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2000 AND DECEMBER 31, 1999

Note 1. Presentation. The accompanying consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 1999, has been derived from the audited financial statements of the Company for the year then ended. The accompanying consolidated financial statements as of March 31, 2000, and March 31, 1999, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position and operating results of the periods presented. Certain 1999 amounts have been reclassified to conform with the 2000 presentation.

Note 2. Nonperforming Assets.  Nonperforming assets at March 31, 2000 and

December 31, 1999, were as follows:
                                                    03/31/00         12/31/99
                                                  -----------------------------
                                                      (dollars in thousands)
Nonaccrual loans by type
     Real estate                                  $    374          $    373
     Installment                                        12                12
     Commercial and all other loans                      1                26
                                                  --------          --------
         Total nonaccrual loans                        387               411
Loan past due 90 days or more                          154               306
                                                  --------          --------
         Total nonperforming loans                     541               717
Other real estate owned (net)                           68               103
                                                  --------          --------
         Total nonperforming assets               $    609          $    820
                                                  ========          ========
Nonperforming loans as a
percent of loans, net of
unearned interest and loans
held for sale                                          .37%              .51%

Allowance for Loan Losses. The following table reflects the transactions in the allowance for loan losses for the three month periods ended March 31, 2000 and 1999:

                                                   03/31/00         03/31/99
                                                 -----------------------------
                                                    (dollars in thousands)

Balance at beginning of year                     $    836          $    747

Provision charged to operations                        70                45
Charge offs                                           (33)              (26)
Recoveries                                             37                 4
                                                 --------          --------
Net recoveries (charge offs)                            4               (22)
                                                 --------          --------
Balance at end of period                         $    910          $    770
                                                 ========          ========
Allowance for loan losses as a
percent of loans, net of unearned
interest and loans held for sale                      .63%              .63%

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         This discussion is intended to supplement the consolidated financial statements, expand on material changes in financial condition since year end and to compare the operating results for the three months ended March 31, 2000, to the same period in 1999.

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

         Financial Condition

         Total Assets. Total assets increased to $219.2 million at March 31, 2000, compared to $182.1 million at March 31, 1999. Loans, net of unearned interest and allowance for loan losses, and investment securities increased 18.0% to $143.5 million and 26.6% to $57.2 million, respectively, at March 31, 2000, compared to the same period a year ago.

         Asset Quality. Nonperforming loans at March 31, 2000, decreased $176 thousand primarily due to decreases in loans classified as delinquent 90 or more days. The breakdown of nonperforming loans at March 31, 2000, and December 31 1999, respectively, were nonaccrual loans of $387 thousand and $411 thousand and loans past due ninety days or more of $154 thousand and $306 thousand. Nonperforming loans as a percentage of loans, net of unearned income decreased to .37% at March 31, 2000, compared to .51% at December 31, 1999.

         Allowance for Possible Loan Losses. The allowance for possible loan losses was increased to $910 thousand at March 31, 2000, compared to $770 thousand at March 31, 1999. The ratio of the allowance for possible loan losses to loans, net of unearned income and loans held for sale, remained stable at
 .63% at March 31, 2000. Management regularly reviews the level of the allowance for possible loan losses and is of the opinion that it is adequate at March 31, 2000. The Company experienced net recoveries for the first three months of 2000 of $4 thousand compared to net chargeoffs of $22 thousand for the same period in 1999.

         Other Real Estate. Other real estate decreased to $68 thousand from $103 thousand at December 31, 1999.

         Securities. Management determines the classification of its securities at acquisition. Securities that are deemed to be held to maturity are accounted for by the amortized cost method. These securities increased $4.2 million to $50.8 million at March 31, 2000, as compared to $46.6 million at December 31, 1999. The Company from time to time will purchase securities and hold them as available for sale. These securities, which are marked to market, amounted to $4.2 million at March 31, 2000. Equity securities at March 31, 2000, comprised of Federal Reserve Bank stock of $239 thousand, Federal Home Loan Bank stock of $1.2 million and a $733 thousand investment in Sumx Inc., increased $201 thousand due primarily to the purchase of additional stock in the Federal Home Loan Bank.

         Liquidity. Principal sources of liquidity for the Company are asset cash flows, customer deposits and the ability to borrow against investment securities and loans. The Company's cash and cash equivalents increased $550 thousand to $6.1 million at March 31, 2000, compared to $5.6 million at December 31, 1999. Cash provided by operating and financing activities increased by $1.2 million and $9.3 million, respectively, while investing activities used $10.0 million.

         Deposits. Deposits increased to $182.6 million at March 31, 2000, compared to $166.3 million at December 31, 1999, from $10.0 million in Brokered CD's and $6.3 million from local customer deposits.

         Capital. Stockholders' equity increased to $20.6 million at March 31, 2000, compared to $20.2 million at the end of 1999. The increase is offset by 8000 shares, $143 thousand of common stock held by the Company. The ratio of Stockholders' equity to assets decreased to 9.39% at March 31, 2000, compared to 9.65% at the end of 1999, due to growth in total assets. The Company maintained a Tier 1 capital to risk weighted assets ratio at March 31, 2000, of 14.41%, a total capital to risk weighted assets ratio of 15.09% and a leverage ratio of 9.12%. These levels substantially exceed the minimum requirements of the regulatory agencies of 4.00%, 8.00% and 3.00% respectively.

         Results of Operations

         First Quarter of 2000 Compared to the First Quarter of 1999

         Analysis of Net Income. The Company recorded net income of $602 thousand or $.34 per share for the quarter ended March 31, 2000, compared to $568 thousand or $.32 per share for the same period in 1999. The returns on average assets and average equity for the first quarter of 2000 were 1.12% and 11.83%, respectively, while the returns were 1.24% and 11.58%, respectively, for the same period in 1999.

         Analysis of Net Interest Income. Net interest income increased $271 thousand or 13.9% to $2.2 million for the period ended March 31, 2000, due to an 18.3% growth in average earning assets. $206 thousand of the increase was the result of volume increases with the remainder coming from slight increases in rates. Interest income increased $741 thousand or 22.2% primarily on the strength of an 17.1% increase in average loan volumes along with a 25.5% increase in the Banks investment portfolio from leverage strategies.

         Provision for Loan Losses. The Company increased the provision for loan loss expense to $70 thousand in the first quarter of 2000 compared to $45 thousand for the first quarter of 1999, in an effort to keep pace with the growing loan portfolio.

         Non-Interest Income. Non-interest income for the quarter ended March 31, 2000, increased $82 thousand to $512 thousand compared to $430 thousand for the same period during 1999. Income from bank operations continues to reflect strong core income growth which occurred in most major categories, including fees charged on deposit accounts, trust activities, and ATM fees.

         Non-Interest Expense. Non-interest expense increased $288 thousand to $1.7 million for the period ended March 31, 2000. Salaries and employee benefits accounted for approximately two-thirds of the increase. Equipment and occupancy expense increased $78 thousand primarily due to the addition of two new branches.

         Pretax Income. The combination of all the above factors produced a 4.7% increase in pretax income to $918 thousand compared to $877 thousand for the same period in the previous year.

         Income Taxes. Income taxes increased to $316 thousand for the quarter ended March 31, 2000, from $309 thousand for same period last year.




PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

                                  EXHIBIT INDEX


Exhibit /  Description of Exhibit

 3.1

Restated Articles of Incorporation of Britton & Koontz Capital Corporation, incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997.

3.2

By-Laws of Britton & Koontz Capital Corporation, as amended and restated, incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10- KSB filed with the Commission on March 30, 1998.

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

10.04

Salary Continuation Plan Agreements dated September 26, 1994, between Britton & Koontz Capital Corporation and W. Page Ogden, Bazile R. Lanneau, Jr. and James J Cole, incorporated by reference to Exhibit 10 to Registrant's Current Report on Form 10-QSB filed with the Commission on November 14, 1994.


10.05

System Purchase Agreement dated January 22, 1996 between the Britton & Koontz First National Bank and InterBank Systems, Inc., incorporated by reference to
Exhibit 10.5 to Registrant's Annual Report on Form 10- KSB filed with the Commission on March 29, 1996 and Form 10-KSB/A, Amendment Number 1, filed with the Commission on June 14, 1996.

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

11

Statement re: Computation of Per Share Earnings


27

Financial Data Schedule



          (b) Reports on Form 8-K

The Company filed a report on Form 8-K, dated February 23, 2000, announcing the opening of a Loan Production Office in Baton Rouge, Louisiana.

The Company filed a report on Form 8-K, dated February 23, 2000, reporting earnings for the quarter and year ended December 31, 1999.

The Company filed a report on Form 8-K, dated February 23, 2000, announcing the buyback of up to 85,000 shares of its common stock.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.






                                   BRITTON & KOONTZ CAPITAL CORPORATION

          May 15, 2000             /s/ W. Page Ogden
                                   ------------------------------------------
                                   President and Chief Executive Officer




          May 15, 2000             /s/ Bazile R. Lanneau, Jr.
                                   ------------------------------------------
                                   Vice President and Chief Financial Officer