Form 10QSB
period 2000-06-30
BRITTON & KOONTZ CAPITAL CORP
filed 2000-08-14
CIK 707604

U. S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 Or 15 (d) Of the Securities Exchange Act Of 1934 For the Quarterly Period Ended June 30, 2000.

[  ]     Transition Report Pursuant To Section 13 or 15 (d) Of the Securities
         Exchange Act of 1934

                       Commission File Number 0-22606





                   BRITTON & KOONTZ CAPITAL CORPORATION

          Mississippi                                      64-0665423
   (State of Incorporation)                               (IRS Employer
                                                       Identification No.)



               500 Main Street, Natchez, Mississippi 39120

                         Telephone: 601-445-5576



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No. ____

1,752,564 Shares of Common Stock, Par Value $2.50, were issued and outstanding as of July 1, 2000.

Transitional Small Business Disclosure Format:      Yes ______   No       X
                                                                       ----

                           BRITTON & KOONTZ CAPITAL CORPORATION
                                     AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

         Item 1.    Financial Statements (Unaudited)

         Consolidated Balance Sheets for June 30, 2000 and December 31, 1999

         Consolidated Statements of Income for the Three and Six Months Ended June 30, 2000 and June 30, 1999

         Consolidated Statements of Stockholders' Equity for the Six Months Ended June 30, 2000 and June 30, 1999

         Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and June 30, 1999

         Notes to the Consolidated Financial Statements.



             BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS

                   JUNE 30, 2000 AND DECEMBER 31, 1999

                                                                     June 30,         December 31,
                                                                       2000              1999
                                                                   ------------       ------------

ASSETS:

  Cash and due from banks:
     Non-interest bearing                                        $  6,236,840        $  5,450,435
     Interest bearing                                                 481,573             136,258
                                                                -------------        ------------
  Total cash and due from banks                                     6,718,413           5,586,693

  Federal funds sold                                                1,100,000             875,000
  Investment securities:
     Held-to-maturity (market value of $54,753,720 and
     $45,536,865, respectively)                                    55,726,092          46,553,344
     Available for sale, at fair value                              4,179,302           4,263,618
     Equity securities                                              2,174,243           1,948,876
  Loans, less unearned income of $64,665 in 2000 and
     $90,185 in 1999; and allowance for loan losses of
     $987,693 in 2000 and $835,576 in 1999                        156,976,993         139,140,966
  Bank premises and equipment, net of accumulated
    depreciation                                                    6,451,474           6,215,852
  Goodwill                                                          1,472,778           1,526,586
  Other real estate owned less
     Allowance for loses                                               67,538             102,719
  Accrued interest receivable                                       2,161,674           1,680,622
  Cash surrender value life insurance                                 791,621             759,130
  Other assets                                                        206,840             200,446
                                                                 ------------        ------------
  TOTAL ASSETS                                                   $238,026,968        $208,853,852
                                                                 ============        ============
  LIABILITIES:

  Deposits:
     Non-interest bearing                                          27,149,697          25,548,966
     Interest bearing                                             162,324,544         140,745,125
                                                                -------------        ------------
     Total deposits                                               189,474,241         166,294,091

  Securities sold under repurchase agreements                       1,200,000           1,482,445
  Federal Home Loan Bank advances                                  22,840,000          17,850,000
  Accrued Interest Payable                                          1,423,771             891,735
  Negative Goodwill, net of accumulated amortization of
     $2,363,401 in 2000 and $2,276,241 in 1999                        697,021             784,181
  Advances from borrowers for taxes & insurance                       299,798             433,907
  Accrued taxes and other liabilities                               1,423,160             965,752
                                                                -------------        ------------
  Total Liabilities                                               217,357,991         188,702,111
                                                                =============        ============
  STOCKHOLDERS' EQUITY:

  Common stock,  $2.50 par value per share; 12,000,000
     Shares authorized; 1,752,564 and 1,767,064 shares
     issued and outstanding in 2000 and 1999                        4,417,660           4,417,660
  Additional paid-in-capital                                        3,414,927           3,414,927
  Retained earnings                                                13,264,579          12,559,261
  Accumulated other comprehensive income                             (170,814)           (240,107)
                                                                   -----------         -----------
                                                                   20,926,352          20,151,741
  Cost of 14,500 shares of common stock held
     by the company                                                  (257,375)                  0
                                                                 ------------        ------------
     Total Stockholders' Equity                                    20,668,977          20,151,741
                                                                 ------------        ------------
     Total Liabilities and Stockholders' Equity                  $238,026,968        $208,853,852
                                                                 ============        ============


The  accompanying  notes  are an  integral  part of  these financial statements.





                                 BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                   Three Months Ended                 Six Months Ended
                                                         June                               June
                                                   2000          1999                2000          1999
                                               ------------   -----------         ----------    -----------

  INTEREST INCOME:
     Interest and fees on loans                  $3,407,805    $2,700,962         $6,530,371    $5,298,223
     Interest on investment securities:
         Taxable interest income                    953,995       697,680          1,825,709     1,381,943
         Exempt from federal taxes                   78,341        23,856            153,166        46,172
     Interest on federal funds sold                   7,517         8,840             12,691        37,864
                                                 ----------    ----------         ----------    ----------
         Total Interest Income                   $4,447,658    $3,431,338         $8,521,937    $6,764,202
                                                 ----------    ----------         ----------    ----------
  INTEREST EXPENSE:
     Interest on deposits                         1,765,809     1,291,941          3,352,774     2,628,213
     Interest on federal funds purchased
         And FHLB Advances                          302,570        55,768            549,944        75,798
     Interest on securities sold under
         repurchase agreements                       11,187        22,967             29,656        49,347
                                                  ---------    ----------         ----------    ----------
         Total Interest Expense                   2,079,566     1,370,676          3,932,374     2,753,358
                                                  ---------    ----------         ----------    ----------
  NET INTEREST INCOME                             2,368,092     2,060,662          4,589,563     4,010,844

  PROVISION FOR LOAN LOSSES                          90,000        45,000            160,000        90,000
                                                  ---------    ----------         ----------    ----------
  NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                              2,278,092     2,015,662          4,429,563     3,920,844
                                                  ---------    ----------         ----------    ----------
  OTHER INCOME:
     Service charge on deposit accounts             286,544       254,553            556,699       497,731
     Income from fiduciary activities                17,727        18,828             43,027        38,847
     Insurance premiums and commissions               5,758         9,742             10,941        14,534
     Gain/(loss) on sale of ORE                           0       (18,094)            38,819       (18,094)
     Gain/(loss) on sale of mortgage loans           12,666         6,299             20,336         9,821
     Amortization of negative goodwill               42,550        51,310             87,160       105,070
     Other real estate income                             0         3,000                  0         3,000
     Equity in investee losses                      (48,320)      (34,292)           (67,433)      (81,919)
     Other                                          135,034       133,575            274,545       285,702
                                                   --------     ---------          ---------     ---------
         Total Other Income                         451,959       424,921            964,094       854,692
                                                   --------     ---------          ---------     ---------
  OTHER EXPENSE:
     Salaries                                       869,944       753,069          1,747,653     1,479,619
     Employee benefits                              129,039        90,222            257,115       179,143
     Net occupancy expense                          137,830        98,699            263,966       189,293
     Equipment expense                              204,944       178,611            393,459       324,973
     FDIC assessment                                  8,407         9,999             16,377        19,999
     Stationery & supplies                           55,266        58,618             94,057       119,879
     Other real estate expense                          361        (1,243)             3,228         2,122
     Amortization of Premium                         26,904        18,336             53,808        36,672
     Other                                          365,857       339,335            714,434       652,046
                                                  ---------     ---------          ---------     ---------
         Total Other Expenses                     1,798,552     1,545,646          3,544,097     3,003,746
                                                  ---------     ---------          ---------     ---------
  INCOME BEFORE INCOME TAXES                        931,499       894,937          1,849,560     1,771,790

  Income Tax Expense                                302,016       300,087            617,723       609,307
                                                  ---------     ---------          ---------     ---------
  NET INCOME                                        629,483       594,850          1,231,837     1,162,483
                                                  =========     =========         ==========     =========
  EARNINGS PER SHARE DATA:

     Basic earnings per share                     $     .36     $     .34         $      .70    $      .66

     Diluted earnings per share                   $     .36     $     .34         $      .70    $      .66



                      The accompanying notes are an integral part of these financial statements




                                           BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                                              STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

                                             FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                                                    Accumulated
                                                       Additional                      Other
                                   Common Stock         Paid-in        Retained     Comprehensive   Treasury
                                Shares     Amount       Capital        Earnings        Income        Stock          Total
                              ---------  ----------    ----------     -----------   ------------    --------     -----------

  Balance December 31, 1998   1,767,064  $4,417,660    $3,414,927     $11,399,263      $17,333            0       $19,249,183


  Comprehensive Income:
     Net income                                                         1,162,483                                   1,162,483

     Other comprehensive
      Income (net of tax):
     Net change in
      unrealized Gain/
      (loss) on securities
     available for sale,
     net of taxes for $92,022                                                         (182,329)                      (182,329)

  Cash dividend declared
    $.30 per share                                                       (530,119)                                   (530,119)
                              ---------   ---------    ----------     -----------    ---------      -------       -----------
  Balance June 30, 1999       1,767,064  $4,417,660    $3,414,927     $12,031,627    ($164,996)     $     0       $19,699,218
                              =========   =========    ==========     ===========    =========      =======       ===========



  Balance December 31, 1999   1,767,064  $4,417,660    $3,414,927     $12,559,261    ($240,107)           0       $20,151,741

  Comprehensive Income:
     Net income                                                         1,231,837                                   1,231,837

     Other comprehensive
      Income (net of tax):
     Net change in
     unrealized Gain/
     (loss) on securities
     available for sale,
     net of taxes of $21,303                                                            69,293                         69,293

  Cash dividend declared
     $.30 per share                                                      (526,519)                                   (526,519)

  Treasury Stock
   Purchased @ cost             (14,500)                                                           (257,375)         (257,375)
                              ---------  ----------    ----------     -----------   ----------    ---------       -----------
  Balance June 30, 2000       1,752,564  $4,417,660    $3,414,927     $13,264,579    ($170,814)   ($257,375)      $20,668,977
                              =========  ==========    ==========     ===========   ==========    =========       ===========








                                 BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                   FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999



                                                                        2000                1999
                                                                     ----------          ----------

 CASH FLOW FROM OPERATING ACTIVITIES:
     Net Income                                                    $  1,231,837        $  1,162,483

  Adjustments  to  reconcile  net  income  to net
         cash  provided  by  (used  in)
     operating activities:
     Deferred taxes                                                     (37,659)           (106,752)
     Provision for loan losses                                          160,000              90,000
     Provision for depreciation                                         312,594             261,708
     Federal Home Loan Bank stock dividends received                    (54,500)            (25,100)
     (Gain) loss on sale of other real estate                           (38,819)             18,094
     (Gain) loss on sale of loans                                       (20,336)             (9,821)
     Amortization of investment security premiums, net                  (22,437)             68,648
     Amortization of valuation adjustment on acquired loans              11,570              17,370
     Amortization of negative goodwill                                  (87,160)           (105,070)
     Amortization of premium                                             53,808              36,672
     Equity in investee (gain) loss                                      67,433              81,919
     Writedown of other real estate                                           0              15,690
     (Increase) decrease in accrued interest receivable                (481,052)            (72,038)
     (Increase) decrease in cash surrender value                        (32,491)            (26,348)
     (Increase) decrease in other assets                                 (6,394)             98,678
     Increase (decrease) in accrued interest payable                    532,036            (244,679)
     Increase (decrease) in other payables                              518,247             246,746
                                                                      ---------          ----------
     Net cash provided (used) by operating activities                 2,106,677           1,508,200
                                                                      =========          ==========

  CASH FLOW FROM INVESTING ACTIVITIES:
     Proceeds from sale of Federal Home Loan Bank stock                  30,600              26,500
     Proceeds from maturities and paydowns of
        investment securities                                         2,621,313           8,503,326
     Purchases of investment securities                             (11,618,015)         (7,937,921)
     Purchases of FHLB stock                                           (268,900)                  0
     (Increase) decrease in federal funds sold                         (225,000)                  0
     Net (increase)/decrease in loans                               (17,987,261)         (7,753,922)
     Purchases of premises and equipment                               (548,216)           (632,747)
     Proceeds from sales of other real estate                            74,000             190,000
     Acquisition of branches                                                  0           7,820,475
                                                                    -----------         -----------
     Net cash provided (used) by investing activities               (27,921,479)            215,711
                                                                    -----------         -----------

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in customer deposits                    13,156,971          (2,153,740)
     Net increase (decrease) in brokered deposits                    10,000,000                   0
     Net increase (decrease) in securities sold
         repurchase agreements                                         (282,445)           (625,000)
     Net increase (decrease) in federal funds purchased                       0           1,405,000
     Net increase (decrease) in FHLB advances                         4,990,000                   0
     Net increase (decrease) in advances from borrowers
         for taxes and insurance                                       (134,110)           (107,027)
     Acquisition of treasury stock                                     (257,375)                  0
     Cash dividends paid                                               (526,519)           (530,119)
                                                                    -----------         -----------
     Net cash provided (used) by financing activities                26,946,522          (2,010,886)
                                                                    -----------         -----------
  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    1,131,720            (286,975)

  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    5,586,693           4,810,627

  CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  6,718,413        $  4,523,652
                                                                   ============        ============










                                 BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                   FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999




                                                                        2000               1999
                                                                     ----------         -----------

  Schedule of Non-Cash Investing and
         Financing Activities:

         Interest Paid                                             $  3,400,338        $  2,916,207


  ACQUISITION OF BRANCHES:

         Loans, net                                                           0           1,826,881
         Other branch premises (1)                                            0             200,000
         Accrued interest receivable                                          0              11,295
         Premises and equipment                                               0             785,220
         Goodwill                                                             0           1,100,100
         Deposits                                                             0         (11,662,141)
         Accrued interest payable                                             0             (81,830)
                                                                    -----------        ------------

         Cash and due from bank received
               From acquired branch                                           0          (7,820,475)





         (1) Other branch premises were acquired with the intent of disposition and were placed directly into Other Real Estate.

   The accompanying notes are an integral part of these financial statements


              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     JUNE 30, 2000 AND DECEMBER 31, 1999


  Note 1. Presentation. The accompanying consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 1999, has been derived from the audited financial statements of the Company for the year then ended. The accompanying consolidated financial statements as of June 30, 2000, and June 30, 1999, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position and operating results of the periods presented. Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

  Note 2. Nonperforming Assets. Nonperforming assets at June 30, 2000 and December 31, 1999, were as follows:

                                                 06/30/00           12/31/99

                                                    (dollars in thousands)

         Nonaccrual loans by type
             Real estate                         $   373            $   373
             Installment                              14                 12
             Commercial and all other loans            1                 26
                                                 --------           --------
                Total nonaccrual loans               388                411
         Loan past due 90 days or more               467                306
                                                 --------           --------

               Total nonperforming loans             855                717
         Other real estate owned (net)                68                103
                                                --------           --------
                Total nonperforming assets       $   923            $   820
                                                ========           ========

         Nonperforming loans as a percent
         of loans, net of unearned interest
         and loans for sale                         .54%               .51%


  Allowance for Loan Losses. The following table reflects the transactions in the allowance for loan losses for the six months periods ended June 30, 2000 and 1999:

                                                  06/30/00           06/30/99

                                                    (dollars in thousands)

         Balance at beginning of year            $   836            $   747

         Provision charged to operations             160                 90
         Charge offs                                 (63)               (66)
         Recoveries                                   55                 10
                                                --------           --------
         Net recoveries (charge offs)                 (8)               (56)
                                                --------           --------
         Balance at end of period                $   988            $   781
                                                ========           ========

         Allowance for loan losses as a percent
         of loans, net of unearned interest
         and loans held for sale                    .63%               .61%

  Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

             This discussion is intended to supplement the consolidated financial statements, expand on material changes in financial condition since year end and to compare the operating results for the six months ended June 30, 2000, to the same period in 1999.

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

             This Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Company's expectations. Forward-looking statements have been and will be made in written documents and oral presentations of the Company. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in the Company's documents or oral presentations, the words "anticipate", "estimate", "expect", "objective", "projection", "forecast", "goal" and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing market conditions, availability or cost of capital, employee workforce factors, costs and other effects of legal and administrative proceedings, and changes in federal, state or local legislative requirements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

             Financial Condition

             Earning Assets. Earning assets averaged $213.8 million in the second quarter of 2000, a $41.6 million (24%) increase from the second quarter 1999 average of $172.2 million. The increase was due to growth in the investment portfolio (28%) and strong loan growth (21%) in existing markets as well as the bank's expanding presence to Vicksburg, Mississippi and Baton Rouge, Louisiana. Investment and loan growth has been funded by an increase in deposits and borrowed funds along with the reinvestment of proceeds from securities paydowns.

             Asset Quality. Several key measures are used to evaluate and monitor the Company's asset quality. These measures include total delinquencies, nonaccrual loans and other real estate owned by the bank. Nonperforming loans at June 30, 2000, increased $168 thousand primarily due to increases in loans 90 days or more delinquent offset by a slight decrease in nonaccrual loans. The breakdown of nonperforming loans at June 30, 2000, and December 31, 1999, respectively, were nonaccrual loans of $388 thousand and $411 thousand and loans past due ninety days or more of $467 thousand and $306 thousand. Nonperforming loans as a percentage of loans, net of unearned income increased to .54 at June 30, 2000, compared to .51% at December 31, 1999.

             Allowance for Possible Loan Losses. The allowance for possible loan losses was increased to $988 thousand at June 30, 2000, compared to $781 thousand at June 30, 1999. The ratio of the allowance for possible loan losses to loans, net of unearned income and loans held for sale, increased to .63% at June 30, 2000 from .61% at June 30, 1999. The Company regularly reviews the reserve for possible loan losses to maintain an adequate level to absorb loan losses that may be inherent in the portfolio.The bank's 1-4 family residential first mortgage loans represent approximately 50% of the total portfolio with very little history of loss. Therefore, management is of the opinion that the provision is adequate at June 30, 2000. The bank reported net chargeoffs for the first six months of 2000 of $8 thousand compared $56 thousand for the same period in 1999.

             Other Real Estate. Other real estate decreased to $68 thousand from $103 thousand at December 31, 1999, due to the sale of one piece of property.

             Securities. Securities primarily consist of mortgage-backed, U.S. government agencies and municipal securities. Management determines the classification of its securities at acquisition. Securities that are deemed to be held to maturity are accounted for by the amortized cost method. These securities increased $9.1 million to $55.7 million at June 30, 2000, as compared to $46.6 million at December 31, 1999. The Company from time to time will purchase securities and hold them as available for sale. These securities, which are marked to market, amounted to $4.2 million at June 30, 2000. Equity securities at June 30, 2000, comprised of Federal Reserve Bank stock of $239 thousand, Federal Home Loan Bank stock of $1.3 million and a $684 thousand investment in Sumx, Inc., increased $225 thousand due primarily to the purchase of additional stock in the Federal Home Loan Bank.

             Liquidity. Principal sources of liquidity for the Company are asset cash flows, customer deposits and the ability to borrow against investment securities and loans. The Company's cash and cash equivalents increased $1.1 million to $6.7 million at June 30, 2000, compared to $5.6 million at December 31, 1999. Cash provided by operating and financing activities increased by $2.1 million and $26.9 million, respectively, while investing activities used $27.9 million.

             Deposits. Deposits increased to $189.5 million at June 30, 2000, compared to $166.3 million at December 31, 1999, due to $10.0 million in Brokered CD's and $13.2 million from local customer deposits.

             Capital. Shareholders' Equity totaled $20.7 million at June 30, 2000 compared to $19.7 million a year earlier. The increase is primarily the result of net income over the most recent twelve months totaling $2.3 million offset by $1.4 million in dividends declared on common stock and the repurchase of 14,500 shares of common stock. The ratio of Shareholders' equity to assets decreased to 8.68% at June 30, 2000, compared to 9.65% at the end of 1999, due to growth in total assets. The Company maintained a Tier 1 capital to risk weighted assets ratio at June 30, 2000, of 13.16%, a total capital to risk weighted assets ratio of 13.83% and a leverage ratio of 8.51%. These levels substantially exceed the minimum requirements of the regulatory agencies for well- capitalized institutions of 6.00%, 10.00% and 5.00% respectively.

             Results of Operations

             First six months of 2000 compared to the first six months of 1999

             Analysis of Net Income. Net income increased to $1.232 million or $.70 per share from $1.163 million or $.66 per share. The Company's continued effort to modernize facilities, update computer operations and market the bank's new electronic banking system has kept operating expenses higher than normal. During this time of increased expenses, the Company has experienced strong growth in the bank's core income such as service charges on deposit accounts, internet fees and other retail service fees. Returns on average assets and average equity for the first half of 2000 were 1.11% and 11.96%, respectively.

             Analysis of Net Interest Income. Net interest income increased $579 thousand or 14.4% to $4.6 million for the period ended June 30, 2000, due to a 22% growth in average earning assets. $514 thousand of the increase in net interest income was the result of volume increases with the remainder coming from slight increases in rates. Interest income increased $1.8 million or 26% primarily on the strength of a 19% increase in average loan volumes along with a 35% increase in the Banks investment portfolio from leverage strategies.

             Provision for Loan Losses. The Company increased the provision for loan loss expense to $160 thousand during the current year compared to $90 thousand in 1999, in an effort to keep pace with the growing loan portfolio.

             Non-Interest Income. Non-interest income increased 13% to $964 thousand primarily on the strength of growth in service charges on deposit accounts of $59 thousand and gains from sales of mortgage loans of $11 thousand. The bank also sold one property previously held in other real estate for a gain of $39 thousand.

             Non-Interest Expense. Non-interest expense increased 18% or $540 thousand to $3.5 million for the six-month period ended June 30, 2000. Salaries and employee benefits accounted for approximately two-thirds of the increase. Equipment and occupancy expense increased $143 thousand primarily due to the addition of two new branches.

             Pretax Income. The combination of all the above factors produced a 4.4% increase in pretax income to $1.85 million compared to $1.77 million for the same period in the previous year.

             Income Taxes. Income taxes increased to $618 thousand for the six months ended June 30, 2000, from $309 thousand for same period last year.



PART II.  OTHER INFORMATION

  Item 1.    Legal Proceedings

             None

  Item 2.    Changes in Securities

             None

  Item 3.    Defaults upon Senior Securities

             None

  Item 4.    Submission of Matters to a Vote of Security Holders

       (a) April 25, 2000; 2000 Annual Meeting of Shareholders

       (b) The following directors were re-elected by Shareholders at the Annual Meeting:

             For three-year terms expiring in 2003: (Class I) A. J. Ferguson,
             W. Page Ogden, Bethany L. Overton, and Robert R. Punches.

             For a two-year term expiring in 2002: (Class III) James J. Cole.

           Directors whose term of office as a director continued after the meeting and the expiration date of their current term are: W. W. Allen, Jr. (2001), Craig A. Bradford, DMD (2001), W. J. Feltus III
           (2001), C. H. Kaiser, Jr. (2002), Bazile R. Lanneau, Jr. (2002),
           Albert W. Metcalfe (2002).

       (c) The following directors were elected by Shareholders at the Annual Meeting by the votes indicated:

                                    For       Against   Abstain      Total
                                  --------    -------   -------     --------

            A. J. Ferguson        1,270,758    8,998       0       1,279,756
            W. Page Ogden         1,270,758    8,998       0       1,279,756
            Bethany L. Overton    1,270,758    8,998       0       1,279,756
            Robert R. Punches     1,270,758    8,998       0       1,279,756

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

4.1  Certain  provisions  defining the rights of  Shareholders  are found in the
     Articles  of  Incorporation   and  By-Laws  of  Britton  &  Koontz  Capital
     Corporation. See Exhibits 3.1 and 3.2 above.

4.2 Shareholder Rights Agreement dated June 1, 1996 between Britton & Koontz Capital Corporation and Britton & Koontz First National Bank, as Rights Agent, incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997.

10.01Employment  Agreement  dated  December 31, 1996,  between  Britton & Koontz
     Capital Corporation and W. Page Ogden, incorporated by reference to Exhibit
     10.1 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 28, 1997.
10.02Employment  Agreement  dated  December 31, 1996,  between  Britton & Koontz
     Capital Corporation and Bazile R. Lanneau, Jr., incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 28, 1997.

10.03Employment  Agreement  dated  December 31, 1998,  between  Britton & Koontz
     Capital Corporation and James J. Cole, incorporated by reference to Exhibit
     10.03 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999.

10.04Salary  Continuation  Plan  Agreements  dated  September 26, 1994,  between
     Britton & Koontz Capital Corporation and W. Page Ogden, Bazile R. Lanneau, Jr. and James J. Cole, incorporated by reference to Exhibit 10 to Registrant's Current Report on Form 10-KSB filed with the Commission on November 14, 1994.

10.05System  Purchase  Agreement  dated  January 22, 1996  between the Britton &
     Koontz First National Bank and InterBank Systems, Inc., incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 29, 1996 and Form 10-KSB/A, Amendment Number 1, filed with the Commission on June 14, 1996.

10.06Independent  Contractor Agreement dated January 22, 1996, between Interbank
     Systems,  Inc.  and Summit  Research,  Inc.,  incorporated  by reference to
     Exhibit 10.6 to Registrant's Annual Report on Form 10-KSB/A, Amendment Number 1, filed with the Commission on June 14, 1996.

10.07Britton & Koontz Capital Corporation Long-Term Incentive Compensation Plan and Amendment, incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997.

10.09Stock Purchase  Agreement  dated  December 3, 1998,  among Britton & Koontz
     Capital  Corporation  and Sumx,  Inc.  incorporated by reference to Exhibit
     10.09 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999.

10.10Investor Rights  Agreement  dated December 3, 1998,  among Britton & Koontz
     Capital Corporation, Summit Research, Inc., Bazile R. Lanneau, Jr. and Sumx, Inc. incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999.

10.11Voting  Agreement  dated  December 3, 1998,  among Britton & Koontz Capital
     Corporation, Summit Research, Inc. and Bazile R. Lanneau, Jr. incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999.

10.12Management  Service  Agreement  dated  December  3, 1998,  among  Britton &
     Koontz Capital Corporation, Sumx, Inc. and Bazile R. Lanneau, Jr. incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999.

11   Statement,  re: computation of per share earnings

27   Financial Data Schedule


(b)      Reports on Form 8-K

  The Company filed a report on Form 8-K, dated April 21, 2000, reporting earnings for the first quarter ended March 31, 2000.

  The Company filed a report on Form 8-K, dated May 17, 2000, to announce the declaration of a semi-annual dividend.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                  BRITTON & KOONTZ CAPITAL CORPORATION




August 14, 2000                   /s/ W. Page Ogden
                                  -------------------------------------
                                  President and Chief Executive Office




August 14, 2000                   /s/ Bazile R. Lanneau, Jr.
                                  -------------------------------------
                                  Vice President and Chief Financial Officer