Form 10QSB
period 2000-09-30
BRITTON & KOONTZ CAPITAL CORP
filed 2000-11-14
CIK 707604

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 Or 15 (d) Of the Securities Exchange Act Of 1934 For the Quarterly Period Ended September 30, 2000.

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

                             Telephone: 601-445-5576

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No. ____

1,752,564 Shares of Common Stock, Par Value $2.50, were issued and outstanding as of October 1, 2000.

Transitional Small Business Disclosure Format:      Yes ______   No       X

                           BRITTON & KOONTZ CAPITAL CORPORATION

                                 AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

        Item 1.    Financial Statements (Unaudited)

        Consolidated Balance Sheets for September 30, 2000 and December 31, 1999

        Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2000 and September 30, 1999

        Consolidated Statements of Stockholders' Equity for the Nine Months Ended September 30, 2000 and September 30, 1999

        Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and September 30, 1999

        Notes to the Consolidated Financial Statements.

                                BRITTON & KOONTZ CAPITAL CORPORATION
                           CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                       FOR THE PERIODS ENDED





                              A S S E T S                          September 30,      December 31,
                                                                       2000               1999
                                                                 ----------------   ----------------
 Cash and due from banks:
       Non-interest bearing                                          $ 5,373,062        $ 5,450,435
       Interest bearing                                                  239,093            136,258
                                                                 ----------------   ----------------
              Total cash and due from banks                            5,612,155          5,586,693
 Federal funds sold                                                            -            875,000
 Investment Securities:
       Held-to-maturity (market value, in 2000 and 1999,
           of $54,349,567 and $45,536,865, respectively)              54,791,289         46,553,344
       Available-for-sale (amortized cost, in 2000 and 1999,
           of $4,413,146 and $4,640,428, respectively)                 4,148,565          4,263,618
       Equity securities, cost less equity in unallocated losses         855,884            751,626
       Other equity securities                                         1,587,750          1,197,250
 Loans, less unearned income of $55,024 in 2000 and
           $90,185 in 1999, and allowance for loan losses of
           $1,026,301 in 2000 and $835,576 in 1999                   161,306,902        139,140,966
 Bank premises and equipment, net                                      6,442,791          6,215,852
 Goodwill                                                              1,445,874          1,526,586
 Other real estate, net                                                   58,500            102,719
 Accrued interest receivable                                           2,160,955          1,680,622
 Cash surrender value of life insurance                                  799,993            759,130
 Other assets                                                            465,918            200,446
                                                                 ----------------   ----------------

 TOTAL ASSETS                                                      $ 239,676,576      $ 208,853,852
                                                                 ================   ================

                              LIABILITIES

 Deposits
       Non-interest bearing                                         $ 25,891,627       $ 25,572,145
       Interest bearing                                              155,635,915        140,745,125
                                                                 ----------------   ----------------
              Total deposits                                         181,527,542        166,317,270

 Federal Home Loan Bank advances                                      26,550,000         17,850,000
 Federal funds purchased                                               3,200,000                  -
 Securities sold under repurchase agreements                           3,368,190          1,482,445
 Accrued interest payable                                              1,444,976            891,735
 Negative goodwill, net of accumulated amortization
           of $2,403,991 in 2000 and $2,276,241 in 1999                  656,431            784,181
 Advances from borrowers for taxes and insurance                         373,347            433,908
 Accrued taxes and other liabilities                                   1,306,132            942,572
                                                                 ----------------   ----------------
              Total liabilities                                      218,426,618        188,702,111
                                                                 ----------------   ----------------

                         STOCKHOLDERS' EQUITY

 Common stock - $2.50 par value per share;  12,000,000 shares authorized; 1,752,564 and 1,767,064 shares issued and
           outstanding in 2000 and 1999, respectively                  4,417,660          4,417,660
 Additional paid-in capital                                            3,414,927          3,414,927
 Retained earnings                                                    13,844,485         12,559,261
 Accumulated other comprehensive income                                 (169,739)          (240,107)
                                                                 ----------------   ----------------
                                                                      21,507,333         20,151,741
 Cost of 14,500 shares of common stock held by the company              (257,375)                 -
                                                                 ----------------   ----------------
              Total stockholders' equity                              21,249,958         20,151,741

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 239,676,576      $ 208,853,852
                                                                 ================   ================





              BRITTON & KOONTZ CAPITAL CORPORATION
               CONSOLIDATED STATEMENTS OF INCOME

                                                                Three Months Ended                      Nine Months Ended
                                                                   September 30,                          September 30,
                                                         ---------------------------------    -------------------------------------

                                                              2000              1999                2000                1999
                                                         ---------------   ---------------    -----------------   -----------------


 INTEREST INCOME:
 Interest and fees on loans                                  $3,646,704        $2,921,711         $ 10,177,075         $ 8,219,934
 Interest on investment securities:
     Taxable interest income                                    956,845           660,542            2,782,554           2,042,484
     Exempt from federal taxes                                   94,038            23,942              247,204              70,114
 Interest on federal funds sold                                   1,937               377               14,628              38,242
                                                         ---------------   ---------------    -----------------   -----------------
 Total interest income                                        4,699,524         3,606,572           13,221,461          10,370,774
                                                         ---------------   ---------------    -----------------   -----------------
 INTEREST EXPENSE:
 Interest on deposits                                         1,948,316         1,305,068            5,301,090           3,933,281
 Interest on other borrowed funds                               401,571           147,622              951,515             223,420
 Interest on securities sold under
     repurchase agreements                                       25,603            20,778               55,259              70,125
                                                         --------------    --------------     ----------------    -----------------
 Total interest expense                                       2,375,490         1,473,468            6,307,864           4,226,826
                                                         --------------    --------------     ----------------    -----------------
 NET INTEREST INCOME                                          2,324,034         2,133,104            6,913,597           6,143,948

Provision for loan losses                                        90,000            95,000              250,000             185,000
                                                         ---------------   ---------------    -----------------   -----------------
 NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                              2,234,034         2,038,104            6,663,597           5,958,948
                                                         ---------------   ---------------    -----------------   -----------------
 OTHER INCOME:
 Service charges on deposit accounts                            298,414           308,270              855,113             806,001
 Income from fiduciary activities                                18,176            19,336               61,203              58,183
 Insurance premiums and commissions                               7,751             6,044               18,692              20,578
 Gain/(loss) on sale of ORE                                       3,260                 -               42,079             (18,094)
 Gain/(loss) on sale of mortgage loans                           31,301             1,076               51,637              10,897
 Gain/(loss) on sale of securities                                    -                 -                    -               4,385
 Other real estate income                                             -             4,385                    -               3,000
 Amortization of negative goodwill                               40,590            48,980              127,750             154,050
 Equity investee gains/(losses)                                 (78,309)          (37,677)            (145,742)           (119,596)
 Other                                                          132,852           162,932              407,397             448,634
                                                         ---------------   ---------------    -----------------   -----------------
 Total other income                                             454,035           513,346            1,418,129           1,368,038
                                                         ---------------   ---------------    -----------------   -----------------
 OTHER EXPENSES:
 Salaries                                                       828,354           737,671            2,502,927           2,144,811
 Employee benefits                                              135,104           136,150              392,219             315,293
 Director fees                                                   36,540            36,240              109,620             108,720
 Net occupancy expense                                          127,286           106,635              391,252             295,928
 Equipment expenses                                             199,532           172,468              592,991             497,441
 FDIC assessment                                                  9,181             9,770               25,558              29,769
 Stationery and supplies                                         39,512            41,108              133,569             160,987
 Other real estate expense                                          362             1,036                3,590               3,158
 Amortization of goodwill                                        26,904            24,048               80,712              36,672
 Other                                                          415,360           389,007            1,129,794           1,065,100
                                                         ---------------   ---------------    -----------------   -----------------
 Total other expenses                                         1,818,135         1,654,133            5,362,232           4,657,879
                                                         ---------------   ---------------    -----------------   -----------------
 INCOME BEFORE INCOME TAX EXPENSE                               869,934           897,317            2,719,494           2,669,107

 Income tax expense                                             290,029           317,419              907,752             926,726
                                                         ---------------   ---------------    -----------------   -----------------
 NET INCOME                                                   $ 579,905         $ 579,898          $ 1,811,743         $ 1,742,381
                                                         ===============   ===============    =================   =================
 EARNINGS PER SHARE DATA:

 Basic earnings per share                                        $ 0.33            $ 0.33               $ 1.03              $ 0.99
 Basic weighted shares outstanding                            1,752,564         1,767,064            1,757,613           1,767,064

 Diluted earnings per share                                      $ 0.33            $ 0.33               $ 1.03              $ 0.99
 Diluted weighted shares outstanding                          1,752,564         1,767,926            1,757,613           1,767,318






                                          BRITTON & KOONTZ CAPITAL CORPORATION
                                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999




                                      Common Stock                                   Accumulated
                                  ----------------------  Additional                    Other                           Total
                                                           Paid-in      Retained     Comprehensive     Treasury      Stockholders'
                                   Shares      Amount      Capital      Earnings       Income           Stock          Equity
                                  --------  ------------ ------------  -----------  --------------  -------------  ---------------


Balance at December 31, 1998      1,767,064 $ 4,417,660  $ 3,414,927   $11,399,263  $     17,333    $         -    $ 19,249,183

 Comprehensive Income:
  Net income                              -           -            -     1,742,381             -                      1,742,381

  Other comprehensive
     income (net of tax):
  Net change in unrealized
     gain/(loss) on securities
     available for sale, net
     of taxes for $121,688                                                              (225,733)                      (225,733)

 Cash dividend declared
     $.30 per share                                                       (530,119)                                    (530,119)

                                  --------- ------------ ------------  -----------  --------------- ------------   ---------------
 Balance at September 30, 1999    1,767,064 $ 4,417,660  $ 3,414,927   $12,611,525  $   (208,400)   $         -    $ 20,235,712
                                  ========= ============ ============  ===========  =============== ============   ===============


 Balance at December 31, 1999     1,767,064 $ 4,417,660  $ 3,414,927   $12,559,261  $   (240,107)   $         -    $ 20,151,741

 Comprehensive Income:
  Net income                              -           -            -     1,811,743             -                      1,811,743

  Other comprehensive
     income (net of tax):
  Net change in unrealized
     gain/(loss) on securities
     available for sale, net
     of taxes for $41,861                                                                 70,368                         70,368

 Cash dividend declared
     $.30 per share                                                       (526,519)                                    (526,519)

 Treasury stock purchased at cost   (14,500)          -            -             -             -       (257,375)       (257,375)

                                  --------- ------------ ------------  ------------ --------------- ------------   ---------------
 Balance at September 30, 2000    1,752,564 $ 4,417,660  $ 3,414,927   $13,844,485  $   (169,739)   $  (257,375)   $ 21,249,958
                                  ========= ============ ============= ============ =============== ============   ===============




                      BRITTON & KOONTZ CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                                             2000             1999
                                                                                        ---------------   -------------

 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                             $    1,811,743    $  1,742,381
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
         Deferred income taxes                                                                 (27,676)       (140,919)
         Provision for loan losses                                                             250,000         185,000
         Provision for depreciation                                                            477,482         401,166
         Stock dividends received                                                              (75,300)        (38,200)
         (Gain)/loss on sale of other real estate                                              (42,079)         18,094
         (Gain)/loss on sale of mortgage loans                                                 (51,637)        (10,897)
         (Gain)/loss on sale of investment securities                                                -          (4,384)
         Amortization/(accretion) of investment security
         premiums (discounts), net                                                             (49,211)         87,160
         Amortization of valuation adjustment on acquired loans                                 16,550          24,800
         Amortization of negative goodwill                                                    (127,750)       (154,050)
         Amortization of goodwill                                                               80,712          60,720
         Equity in investee (gains)/losses                                                     145,742         119,596
         Writedown of other real estate                                                          9,038          15,690
         (Increase)/decrease in accrued interest receivable                                   (480,333)       (229,616)
         (Increase)/decrease in cash surrender value                                           (40,863)        (34,447)
         (Increase)/decrease in other assets                                                  (265,472)        143,219
         (Increase)/decrease in accrued interest payable                                       553,241        (189,650)
         (Increase)/decrease in accrued taxes and other liabilities                            391,236         344,474
                                                                                        ---------------   -------------
         Net cash provided (used) by operating activities                                    2,575,423       2,340,137
                                                                                        ---------------   -------------


 CASH FLOWS FROM INVESTING ACTIVITIES
         (Increase)/decrease in federal funds sold                                             875,000               -
         Proceeds from sales, maturities and paydowns
         of investment securities                                                            3,954,701      14,763,396
         Redemption of FHLB stock                                                               49,000          38,800
         Purchase of FHLB stock                                                               (364,200)              -
         Purchases of investment securities                                                (12,208,015)    (13,982,921)
         (Increase)/decrease in loans                                                      (22,380,849)    (15,883,365)
         Cash and due from banks received in acquisition of branches                                 -      11,271,434
         Proceeds from sale and transfers of other real estate                                  77,261         190,000
         Purchase of premises and equipment                                                   (704,421)     (1,073,104)
                                                                                        ---------------   -------------
         Net cash (provided) used in investing activities                                  (30,701,523)     (4,675,760)
                                                                                        ---------------   -------------


 CASH FLOWS FROM FINANCING ACTIVITIES
         Increase /(decrease) in customer deposits                                           5,210,272      (6,196,737)
         Increase /(decrease) in brokered deposits                                          10,000,000               -
         Increase /(decrease) in securities sold under
         repurchase agreements                                                               1,885,745        (765,388)
         Increase /(decrease) in federal funds purchased                                     3,200,000        (350,000)
         Increase /(decrease) in FHLB advances                                               8,700,000      11,200,000
         Increase /(decrease) in advances from borrowers
         for taxes and insurance                                                               (60,561)        (38,216)
         Acquisition of treasury stock                                                        (257,375)              -
         Cash dividends paid                                                                  (526,519)       (530,119)
                                                                                        ---------------   -------------
         Net cash provided (used) by financing activities                                   28,151,562       3,319,540
                                                                                        ---------------   -------------
 Net Increase/(decrease)  in cash and due from banks                                            25,462         983,917
                                                                                        ---------------   -------------
 Cash and due from banks at beginning of year                                                5,586,693       4,810,627
                                                                                        ---------------   -------------
 Cash and due from banks at end of year                                                 $    5,612,155    $  5,794,544
                                                                                        ===============   =============



                      BRITTON & KOONTZ CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, (continued)



                                                                                             2000             1999
                                                                                        ---------------   -------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

         Cash paid during the year for interest                                         $    5,754,623    $  4,293,590
                                                                                        ===============   =============


         Cash paid during the year for income taxes                                     $      892,350    $    913,050
                                                                                        ===============   =============






 ACQUISITION  OF  BRANCHES:

         Loans, net                                                                     $            -    $  1,826,881
         Other branch premises (1)                                                                   -         200,000
         Accrued interest receivable                                                                 -          11,295
         Premises and equipment                                                                      -         785,220
         Goodwill                                                                                    -       1,100,100
         Deposits                                                                                    -     (11,662,141)
         Accrued interest payable                                                                    -         (81,830)

                                                                                        ---------------   -------------

                     Cash and due from banks received in acquisition of branches        $            -    $ (7,820,475)
                                                                                        ===============   =============



 (1) Other branch premises were acquired with the intent of disposition and were placed directly into other real estate.





               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999


Note 1. Presentation. The accompanying consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 1999, has been derived from the audited financial statements of the Company for the year then ended. The accompanying consolidated financial statements as of September 30, 2000, and September 30, 1999, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position and operating results of the periods presented. Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

Note 2. Nonperforming Assets. Nonperforming assets at September 30, 2000 and December 31, 1999, were as follows:




                                                                      09/30/00           12/31/99
                                                                      ---------------------------
                                                                        (dollars in thousands)

         Nonaccrual loans by type
             Real estate                                              $    729           $    373
             Installment                                                    48                 12
             Commercial and all other loans                                  1                 26
                                                                      --------           --------

                Total nonaccrual loans                                     778                411
         Loans past due 90 days or more                                    358                306
                                                                      --------           --------

               Total nonperforming loans                                 1,136                717
         Other real estate owned (net)                                      59                103
                                                                      --------           --------
                Total nonperforming assets                            $  1,195           $    820
                                                                      ========           ========

         Nonperforming loans as a percent
         of loans, net of unearned interest
         and loans for sale                                               .70%               .51%
                                                                      ========           ========



  Allowance for Loan Losses. The following table reflects the transactions in the allowance for loan losses for the nine months ended September 30, 2000 and 1999:



                                                                      09/30/00           09/30/99
                                                                      ---------------------------
                                                                         (dollars in thousands)


         Balance at beginning of year                                 $    836           $    747

         Provision charged to operations                                   250                185
         Charge offs                                                      (130)               (84)
         Recoveries                                                         70                 18
                                                                      --------           --------

         Net recoveries (charge offs)                                      (60)               (66)
                                                                      --------           --------
         Balance at end of period                                     $  1,026           $    866
                                                                      ========           ========

         Allowance for loan losses as a percent
         of loans, net of unearned interest
         and loans held for sale                                          .63%               .63%
                                                                      ========           ========







Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to supplement the consolidated financial statements, expand on material changes in financial condition since year end and to compare the operating results for the nine months ended September 30, 2000, to the same period in 1999.
                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

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

             Financial Condition

             Earning Assets. Earning assets averaged $223.9 million in the third quarter of 2000, a $44.3 million (25%) increase from the third quarter 1999 average of $179.7 million. The increase was due to growth in the investment portfolio (45%) and strong loan growth (18%) in existing markets as well as the bank's expanding presence to Vicksburg, Mississippi and Baton Rouge, Louisiana. Investment and loan growth has been funded by an increase in deposits and borrowed funds along with the reinvestment of proceeds from securities paydowns.

             Asset Quality. Several key measures are used to evaluate and monitor the Company's asset quality. These measures include total delinquencies, nonaccrual loans and other real estate owned by the bank. Nonperforming loans at September 30, 2000 increased $419 thousand primarily due to increases in nonaccrual loans and slight increases in loans 90 days or more delinquent. The breakdown of nonperforming loans at September 30, 2000, and December 31, 1999, respectively, were nonaccrual loans of $778 thousand and $411 thousand and loans past due ninety days or more of $358 thousand and $306 thousand. The increase in nonaccrual loans was due to foreclosure of one local real estate loan. An appraisal made in 1999 indicates no loss to the bank. This foreclosure increased nonperforming loans as a percentage of loans, net of unearned income to .70% at September 30, 2000, compared to .51% at December 31, 1999.

             Allowance for Possible Loan Losses. The allowance for possible loan losses was increased to $1.026 million at September 30, 2000, compared to $866 thousand at September 30, 1999. The ratio of the allowance for possible loan losses to loans, net of unearned income and loans held for sale, remained stable at .63% at September 30, 2000. The Company regularly reviews the reserve for possible loan losses to maintain an adequate level to absorb loan losses that may be inherent in the portfolio. The bank's 1-4 family residential first mortgage loans represent approximately 50% of the total portfolio with very little history of loss. Therefore, management is of the opinion that the provision is adequate at September 30, 2000. The bank reported net chargeoffs for the first nine months of 2000 of $60 thousand compared to $66 thousand for the same period in 1999.

             Other Real Estate. Other real estate decreased to $59 thousand at September 30, 2000, from $103 thousand at December 31, 1999, due to the sale of one piece of property.

             Securities. Securities primarily consist of mortgage-backed, U.S. government agencies and municipal securities. Management determines the classification of its securities at acquisition. Securities that are deemed to be held to maturity are accounted for by the amortized cost method. These securities increased $8.2 million to $54.8 million at September 30, 2000, as compared to $46.6 million at December 31, 1999. The Company from time to time will purchase securities and hold them as available for sale. These securities, which are marked to market, amounted to $4.1 million at September 30, 2000. Equity securities at September 30, 2000, consists of the Company's investment in Sumx Inc. which increased $104 thousand during the nine months ended September 30, 2000. This increase in made up of equity losses recorded by the Company during this period of $146 thousand and an additional investment of $250 thousand. Other equity securities, comprised of Federal Reserve Bank stock of $239 thousand, Federal Home Loan Bank stock of $1.3 million, increased $391 thousand due primarily to the purchase of additional stock in the Federal Home Loan Bank.

             Liquidity. Principal sources of liquidity for the Company are asset cash flows, customer deposits and the ability to borrow against investment securities and loans. The Company's cash and cash equivalents decreased $25 thousand to $5.6 million at September 30, 2000. Cash provided by operating and financing activities increased by $2.6 million and $28.2 million, respectively, while investing activities used $30.7 million.

             Deposits. Deposits increased to $181.5 million at September 30, 2000 compared to $166.3 million at December 31, 1999, due to $10.0 million in Brokered CD's and $5.2 million from national markets and local customer deposits.

             Capital. Shareholders' equity totaled $21.2 million at September 30, 2000, compared to $20.2 million a year earlier. The increase is primarily the result of net income over the most recent twelve months totaling $2.3 million offset by $1.4 million in dividends declared on common stock and the repurchase of 14,500 shares of common stock at an average price of $17.75 per share. The ratio of Shareholders' equity to assets decreased to 8.87% at September 30, 2000 compared to 10.31% at September 30, 1999, due to growth in total assets. The Company maintained a total capital to risk weighted assets ratio of 14.10%, a Tier 1 capital to risk weighted assets ratio of 13.41% and a leverage ratio of 8.40%. These levels substantially exceed the minimum requirements of the regulatory agencies for well-capitalized institutions of 10.00%, 6.00% and 5.00% respectively.

             Results of Operations

             First nine months of 2000 compared to the first nine months of 1999

             Analysis of Net Income. Net income increased to $1.812 million or $1.03 per share from $1.742 million or $.99 per share. This increase came about even though the Company expensed $40 thousand during the third quarter associated with the proposed acquisition of Louisiana Bank and Trust, a $42 million bank in Baton Rouge, La. The Company's previous efforts to modernize facilities and update computer operations are being reflected in higher than normal equipment and occupancy expenses. During this period of increased expenses, the bank's core income comprised of service charges on deposit accounts, internet fees and other retail service fees, remains high. Returns on average assets and average equity for the first nine months of 2000 were 1.06% and 11.63%, respectively.

             Analysis of Net Interest Income. Net interest income increased $770 thousand or 12.5% to $6.9 million for the period ended September 30, 2000, due to a 22% growth in average earning assets offset by a 27% increase in average costing liabilities. $759 thousand of the increase in net interest income was the result of volume increases with the remainder coming from slight increases in rates. Interest income increased $2.9 million or 27% primarily on the strength of a 19% increase in average loan volumes along with a 38% increase in the banks investment portfolio from leverage strategies.

             Provision for Loan Losses. The Company increased the provision for loan loss expense to $250 thousand during the current year compared to $185 thousand in 1999, in an effort to keep pace with the growing loan portfolio.

             Non-Interest Income. Non-interest income increased 4% to $1.4 million due to growth in service charges on deposit accounts, Internet fees and gains from sales of mortgage loans. The bank also sold property previously held in other real estate for a gain of $42 thousand.

             Non-Interest Expense. Non-interest expense increased 15% or $704 thousand to $5.4 million for the nine-month period ended September 30, 2000. Salaries and employee benefits accounted for more than one-third of the increase. Equipment and occupancy expense increased $190 thousand primarily due to the addition of two new branches.

             Pretax Income. The combination of all the above factors produced a 2% increase in pretax income to $2.72 million compared to $2.67 million for the same period in the previous year.

             Income Taxes. Income taxes decreased to $908 thousand for the nine months ended September 30, 2000, from $927 thousand for same period last year.

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

  10.09 Stock Purchase Agreement dated December 3, 1998, among Britton & Koontz Capital Corporation and Sumx, Inc. incorporated by reference to
          Exhibit 10.09 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999.

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

  11      Statement, re: computation of per share earnings

  27      Financial Data Schedule


(b)      Reports on Form 8-K

  The Company filed a report on Form 8-K, dated August 3, 2000, reporting earnings for the second quarter ended June 30, 2000.

  The Company filed a report on Form 8-K, dated August 28, 2000, to announce the merger with Louisiana Bancshares, a Louisiana bank holding company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                     BRITTON & KOONTZ CAPITAL CORPORATION




 November 14, 2000                   /s/ W. Page Ogden
                                     ____________________________________
                                     W. Page Ogden
                                     President and Chief Executive Office




 November 14, 2000                   /s/ Bazile R. Lanneau, Jr.
                                     ____________________________________
                                     Bazile R. Lanneau, Jr.
                                     Vice President and Chief Financial Officer