Form 10KSB
period 2000-12-31
BRITTON & KOONTZ CAPITAL CORP
filed 2001-03-30
CIK 707604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                             of 1934 (fee required)

                   For the fiscal year ended December 31, 2000

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


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     The issuer's revenues for the 2000 fiscal year were $24,183,458.

     The  aggregate   market  value  of  the  issuer's   voting  stock  held  by
non-affiliates computed by reference to the price at which the stock was sold is $19,358,280 for 1,613,190 shares at an estimated $12.00 per share.

The issuer had 2,109,055 shares of common stock outstanding, Par Value $2.50 as of March 12, 2001

Transitional Small Business Disclosure Format (check one):  Yes     No   X
                                                               ----    -----

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Registrant's definitive proxy statement with respect to its 2000 annual meeting of shareholders, filed with the Securities and Exchange Commission on or about April 2, 2000, are incorporated by reference into Part III of this annual report on Form 10-KSB.

                              CROSS REFERENCE INDEX

                                       TO

                                   FORM 10-KSB

                                     PART I

ITEM  1. DESCRIPTION OF BUSINESS.............................................*
ITEM  2. DESCRIPTION OF PROPERTY.............................................*
ITEM  3. LEGAL PROCEEDINGS...................................................*
ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................*

                                     PART II

ITEM  5. MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS........................................*
ITEM  6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                  PLAN OF OPERATION..........................................*
ITEM  7. FINANCIAL STATEMENTS................................................*
ITEM  8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE .......................*

                                    PART III

ITEM  9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT..........................**
ITEM 10. EXECUTIVE COMPENSATION..............................................**
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT.............................................**
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................**
ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K..............................*

---------

*        Included herein.

** The material required by Items 9 through 12 is incorporated by reference from the Proxy Statement pursuant to Instruction E(3) of Form 10-KSB.

                                     PART I

Item 1.  Description of Business.

General

         The Company

         Britton & Koontz Capital Corporation (the "Company") was organized as a Mississippi business corporation in July 1982. Later that year, the Company became a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), when it acquired all of the issued and outstanding shares of Britton & Koontz First National Bank, a national banking association headquartered in Natchez, Mississippi (the "Bank"). The Bank is the only wholly-owned subsidiary of the Company, and stock of the Bank is the Company's most significant asset. In July 1993, the Company acquired Natchez First Federal Savings Bank and merged it into the Bank. In December 1998, the Company invested $1.0 million for a 35% interest in Sumx Inc. ("Sumx"), a company formed to develop and market internet-based electronic banking to financial institutions. See "Sumx Inc." In January 1999, the Company purchased from Union Planters Bank, N.A. two local branches with total deposits of $12 million and $1.8 million in loans. In July 1999, the Company completed the acquisition of another branch office from Union Planters Bank, N.A. with deposits of $6 million and $1.4 million in loans. In January 2000, the Company opened a loan production office in Baton Rouge, Louisiana. On September 15, 2000, the Company acquired 250,000 shares of Series B Preferred Stock in Sumx for $250,000, bringing the Company's total percentage ownership in Sumx up to approximately 38.25%. On December 1, 2000, Louisiana Bank and Trust Company was acquired by the Company, adding approximately $42 million in assets and two branches in Baton Rouge, Louisiana.

         The Company's major source of income in 2000 was dividends from the Bank in the amount of $1,550,000. The Company expects that dividends from the Bank will continue to be the Company's major source of income in 2001. As of December 31, 2000, the Company had total assets of approximately $270 million, and total consolidated shareholders' equity of approximately $26 million.

         The Bank

         The Bank conducts a full service banking business from its main office and three branch offices in Natchez, Mississippi, one branch in Vicksburg, Mississippi and two branch offices in Baton Rouge, Louisiana. It also maintains a loan production office in Baton Rouge, Louisiana for the purpose of originating 1-4 family residential first mortgage loans, which the Company intends to convert into a full branch banking office. The Bank provides commercial and consumer banking and trust services to customers in Adams and Warren Counties, Mississippi and East Baton Rouge Parish, Louisiana, and the adjoining counties and parishes of Mississippi and Louisiana. The geographical area serviced by the Bank is economically diverse and includes public and private sector industries, including government service, manufacturing, tourism, agriculture and oil and gas exploration. As of December 31, 2000, the Bank had total assets of approximately $269 million and total deposits of approximately $211 million.

         The products and services offered by the Bank include personal and commercial checking accounts, money market deposit accounts, savings accounts and automated clearinghouse services. The Bank also offers money transfer services, safe deposit box facilities and access to a network of automated teller machines. The Bank is a full-service residential and commercial mortgage lender. The Bank also engages in other commercial and consumer lending activities, including, among other things, the issuance of VISA and MasterCard credit cards. The Bank's trust department offers a range of trust services, acting as trustee, executor, administrator, custodian, guardian and agent with approximately $29 million in assets under management as of December 31, 2000.

         In 1995, the Bank became an Internet service provider for the Natchez area. The Bank has extended its Internet dial up service to the Vicksburg, Mississippi market. In 1996, the Bank began offering Internet-based online banking using SumxNet, a software product developed by Sumx.

         As of December 31, 1999, the Company and the Bank had approximately 112 full-time and 8 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes that its relationship with its employees is good.

         Sumx Inc.

         On December 3, 1998, the Company acquired 1,000,000 shares of Series A Preferred Stock in Sumx Inc. ("Sumx"), a Mississippi corporation, for $1,000,000. On September 15, 2000, the Company acquired 250,000 shares of Series B Preferred Stock in Sumx for $250,000. Depending upon certain contingencies associated with the Series B Preferred Stock, the Company's ownership interest in Sumx may vary from 36.62% to 38.25%. Assuming the Company's interest to be 38.25%, the remaining ownership interests in Sumx are 18.53% by Mr. Bazile R. Lanneau, Jr., President and Chief Executive Officer of Sumx, Executive Vice President of the Bank and Vice President of the Company, and 43.22% by Summit Research, Inc., a Texas corporation. The funds provided to Sumx have been used for marketing and continued development of the SumxNet Internet banking system ("SumxNet") and for data center operations. Sumx maintains offices in Madison, Mississippi and Highland Village, Texas.

        Mr. Lanneau has devoted substantial portions of his time to the business of Sumx, and it is anticipated that he will continue to devote a substantial portion of his time to Sumx. Mr. Lanneau receives no compensation from Sumx; he is compensated by the Company and the Bank. Mr. Ogden, President and CEO of the Company and the Bank, serves without compensation as a director and secretary/treasurer of Sumx.

         SumxNet is an independent Web-based banking solution that enables financial institutions to incorporate their customer information directly into their Internet banking systems in-house, thereby allowing banks to package and price their Internet banking offerings as they choose. SumxNet also features a transaction tracking and billing system, check categorization system, unlimited customer history depth, check image access and bill payment. As of March 6, 2001, six financial institutions use SumxNet to offer Internet banking services to their customers.

         During 2000, the Company engaged in an extensive search for a business partner that could provide installation, support and financial backing to market SumxNet in the United States and internationally. On December 22, 2000, the Company issued a press release announcing that Sumx is negotiating with Diebold, Incorporated, a worldwide leader in certain types of banking software products ("Diebold"), to market, install and support SumxNet for its global customer base. The Company's discussions with Diebold are continuing, and there can be no assurance that such discussions will ultimately conclude with an agreement to market SumxNet.

Supervision and Regulation

         The banking industry is extensively regulated under federal and state law. As a bank holding company, the Company is subject to regulation under the BHCA and to supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Pursuant to the BHCA, the Company may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any other company, including a bank, without the prior approval of the Federal Reserve. The BHCA further limits the activities of both the Company and the Bank to the business of banking and activities closely related or incidental to banking.

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

         In 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), which, among other things, substantially revised the depository institution regulatory and funding provisions of the FDIA. FDICIA also expanded the regulatory and enforcement powers of bank regulatory agencies. Most significantly, FDICIA mandates annual examinations of banks by their primary regulators and requires the federal banking agencies to take prompt "corrective action" whenever financial institutions do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution's capitalization status will depend on how well its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. As of December 31, 2000, the Bank maintained a capital level which qualified it as being "well capitalized" under such regulations.

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

         The banking industry is affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the national supply of bank credit to moderate recessions and to curb inflation. Among the instruments of monetary policy used by the Federal Reserve to implement its objectives are: open-market operations in U.S. Government securities, changes in the discount rate on bank borrowings and changes in reserve requirements on bank deposits.

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

         Riegle-Neal also permits states to allow banks to enter the state by establishing a de novo branch in that state. In order to allow de novo entry into a particular state, that state must expressly provide for de novo branching. Once a bank has established a branch in a host state through de novo branching, it may exercise the same rights in that state as national and state banks enjoy, including the ability to branch intra-state. If a state opts out of interstate branching, no bank domiciled in that state may establish branches in other states, and no bank domiciled in another state may establish branches in that state.

         Mississippi Law

         On March 29, 1996, the Governor of Mississippi signed into law a bill in which Mississippi elected to opt in to interstate branching, effective May 1, 1997. As enacted, the bill (1) allows all Mississippi banks to establish branches in any other state pursuant to the entry rules in the potential host state, and (2) allows out-of-state banks to establish branches in Mississippi pursuant to Mississippi's entry rules. The bill does not authorize de novo branching into Mississippi. An out-of-state bank can establish branches in Mississippi only by (1) merging with a Mississippi domiciled bank, (2) buying all of the assets of a Mississippi domiciled bank, or (3) buying all of the assets in Mississippi of an out-of-state bank which has branches in Mississippi. All interstate branching transactions require appropriate regulatory approval.

         On December 1, 2000, the Bank acquired its first interstate branch offices in Baton Rouge, Louisiana. Under applicable law, the Bank, with the approval of the Comptroller of the Currency, can establish additional de novo branch offices within the states of Mississippi and Louisiana. The Company regularly evaluates merger and acquisition opportunities, as well as opportunities to establish additional branch offices, and it anticipates that it will continue to evaluate such opportunities.

         Financial Modernization

         The Gramm-Leach-Bliley Financial Services Moderation Act of 1999 (the "GLB Act") was signed by the President and enacted into law on November 12, 1999. The GLB Act potentially affects every facet of a depository institution's operations. The GLB Act does three fundamental things that affect the banking industry: (a) repeals key provisions of the Glass Steagall Act to permit commercial banks to affiliate with securities firms, insurance companies and other financial service providers; (b) establishes a statutory framework pursuant to which full affiliations can occur between these entities; and (c) provides financial services organizations with flexibility in structuring these new financial affiliations through a financial holding company structure or a financial subsidiary.

         As a result of the GLB Act, banks will be able to offer customers a wide range of financial products and services without the restraints of previous legislation. In addition, bank holding companies and other financial services providers will be able to commence new activities or new affiliations much more readily.

         Consequence of Increased Interstate Activity and Increased Bank Powers

         Because of the increasing liberalization of the laws and regulations affecting the conduct of interstate banking activities and the powers of financial institutions generally, it is anticipated that competition in the Bank's geographical market area will increase. If large, regional bank holding companies acquire branches in the Bank's market area, they may offer a wider range of services than are currently offered by the Bank. Some of these regional competitors may take full advantage of the powers of financial holding companies. In addition, these competitors are likely to be better capitalized than the Bank and the Company.

         Further Changes in Regulatory Requirements

         The United States Congress and the Mississippi legislature have periodically considered and adopted legislation that has adversely affected the profitability of the banking industry. See "Competition." Future legislation could further modify or eliminate geographic and other business restrictions on banks and bank holding companies and current prohibitions affecting other financial institutions, including mutual funds, securities brokerage firms, insurance companies, banks from other states and investment banking firms. The effect of any such legislation on the business of the Company or the Bank cannot be accurately predicted. The Company also cannot predict what legislation might be enacted or what other implementing regulations might be adopted, and if enacted or adopted, the effect thereof.

Restriction on Dividends

         The Company is a legal entity separate and distinct from the Bank, and substantially all of the Company's revenues result from amounts paid by the Bank, as dividends, to the Company. The payment of dividends by the Bank is, of course, dependent upon its earnings and financial condition. The Bank, however, as a national bank, is also subject to legal limitations on the amount of its earnings that it may pay as dividends. For additional information regarding the restrictions on the Bank's payment of dividends, see Item 5 - "Market for Common Equity and Related Stockholder Matters--Dividends," below.

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

         The deregulation of depository institutions as well as the increased ability of non-banking financial institutions, such as finance companies, investment companies, insurance companies, brokerage companies and several governmental agencies, to provide services previously reserved to commercial banks has further intensified competition. Accordingly, the Bank now competes with these non-banking financial institutions, all of which are engaged in marketing various types of loans, commercial paper, short-term obligations, investments and other services. Because non-banking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, in many instances they may operate with greater flexibility. The continued deregulation of the financial services industry may have a detrimental effect on the Bank's long-term growth and profitability.

         Intensity of competition among financial institutions is expected to increase substantially as a result of the GLB Act and as a result of the ability of financial institutions to deliver services over the Internet.

         Environmental

         The Company is subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment. The Company does not believe that it will be required to expend any material amounts to comply with these laws and regulations.

Item 2.  Description of Property.

         The Company has its principal offices in its headquarters building at 500 Main Street, Natchez, Adams County, Mississippi 39120, which is owned and occupied by the Bank. The Bank owns the property on which five of its branches are located and leases the property for one of its branches and its Loan Production Office. In the judgment of management, the facilities of the Company and the Bank are generally suitable and adequate for the needs of the Company and the Bank. The following list describes the locations and general character of the properties owned and leased by the Company and the Bank:




                                                                                       Approximate Office
               Location                       Own/Lease          Use                   Space (square feet)
          _____________________               _________     _____________            ______________________


         NATCHEZ

          500 Main Street
          Natchez, Mississippi                  Owned        Main Office                  33,723

          411 Highway 61 N.
          Natchez, Mississippi                  Owned        Branch Office                 1,922

          148 N. Shields Lane
          Natchez, Mississippi                  Owned        Branch Office                 6,000

          25 Sgt. Prentiss Drive
          Natchez, Mississippi                  Owned        Branch Office                 9,900


         VICKSBURG

          2150 S. Frontage Road
          Vicksburg, Mississippi                Owned        Branch Office                 6,000


         BATON ROUGE

          7142 Florida Boulevard
          Baton Rouge, La.                      Owned        Branch Office                 6,000

          12716 Perkins Road
          Baton Rouge, La.                      Leased       Branch Office                 2,000

          10626 Linkwood Court
          Suite A
          Baton Rouge, La.                      Leased       Loan Production Office        2,200



Item 3.  Legal Proceedings.

         There are no pending legal proceedings of a material nature to which the Company or the Bank is a party.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On November 28, 2000, the Company held a Special Meeting of its shareholders to consider and vote upon a merger agreement whereby Louisiana Bancshares, Inc. merged into the Company and Louisiana Bank & Trust Company merged into the Bank. The merger agreement was approved by a vote of 1,308,144 shares in favor, with 0 shares voting against and 15,858 shares abstaining.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

(a)      Market Information

         The Company's common stock is listed on the NASDAQ Small Cap Market, and trades under the symbol "BKBK." The table below sets forth the high and low sales prices ranges for the common stock, as quoted by Yahoo Finance.




                                                Dividends
                                                Per Share               High              Low
                                               ___________             ______            ______

Year 2000
         4th Quarter                           $    .30                $12.00            $10.75
         3rd Quarter                                                   $15.50            $13.06
         2nd Quarter                           $    .30                $16.75            $11.00
         1st Quarter                                                   $18.00            $17.75

Year 1999
         4th Quarter                           $    .30                $18.75            $18.75
         3rd Quarter                                                   $19.50            $19.50
         2nd Quarter                           $    .30                $21.00            $20.37
         1st Quarter                                                   $20.00            $19.00



(b)      Holders

         On December 31, 2000, there were 609 shareholders of record of the Company's common stock.

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

         The prior approval of the Comptroller is required, however, if the total of all dividends declared by a national bank in any calendar year will exceed the sum of such bank's net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits a national bank from paying dividends which would be greater than the bank's undivided profits after deducting statutory bad debt in excess of the bank's allowance for loan losses. Finally, FDICIA generally prohibits a depository institution from making any capital distribution to its holding company if the depository institution would thereafter be "undercapitalized."

         Both the Company and the Bank are subject to various additional regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a national bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The Comptroller has indicated that paying dividends that deplete a national bank's capital base to an inadequate level would be an unsound and unsafe banking practice. The Comptroller and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings. The Bank's ability to pay dividends is also limited by prudence, statutory and regulatory guidelines, and a variety of other factors.

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

         The Company has declared semiannual cash dividends in each of the last two fiscal years totaling, on an annual basis, $.60 per share for 1999 and $.60 per share for 2000. Historical dividend payout ratios, expressed as a percentage of net income, for 1999 and 2000 were 41.40% and 43.00%, respectively.

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

         Retained earnings of the Bank available for payment of cash dividends under applicable dividend regulations exceeded $3.30 million as of December 31, 2000, although the Bank intends to retain most of these funds for capital and not pay them out as dividends.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         This discussion is intended to supplement the consolidated financial statements included in this annual report, to explain material changes in the financial condition of the Company from 1999 through 2000, and to compare the operating results of the Company for 2000 to operating results in 1999. All of the Company's consolidated financial statements included in this annual report have been restated to reflect the merger in December 2000 with Louisiana Bancshares, Inc., which has been accounted for as a pooling of interests.

Analysis of Financial Condition

Average Assets and Liabilities

         Interest income from earning assets (including loans, securities and short-term investments) represents the Company's primary source of revenue.
Average earning assets increased 19.2% to $256.6 million during 2000, from $215.3 million in 1999. The increase was primarily due to growth in the Bank's loan and investment securities portfolios. Loan demand remained strong during 2000. Average loans, net of unearned interest and allowance for loan losses, increased 16.6% to $187.2 million in 2000, compared to $160.5 million in 1999. Average securities grew throughout the last year by 38%, from $45.7 million in 1999 to $63.2 million in 2000. Loan and investment growth was funded by increases of $27.6 million in average deposits (primarily higher-paying time deposits) and $11.6 million in average short-term borrowed funds (primarily
Federal Home Loan Bank advances). The following table analyses the Bank's average assets and the funding sources of those assets during 1999 and 2000. Yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively. Average balances are derived from average monthly balances.




($ in thousands)                                                         Twelve Months Ended December 31,
---------------------------------------------------------------------------------------------------------------------------------

                                                                   2000                                      1999
                                                   -------------------------------------    -------------------------------------
                                                     Average      Income/      Average        Average       Income/     Average
                                                     Balance      Expense      Yield/Rate     Balance       Expense    Yield/Rate
                                                   ------------ ------------  --------------------------  ------------ ----------
ASSETS
Loans (1)(2)                                         $ 187,176     $ 16,944       9.05%       $ 160,485      $ 14,145      8.81%
Investment securities:
     U.S. Government & other                            57,106        3,876       6.79%          43,774         2,766      6.32%
     State & Municipal                                   6,096          312       5.11%           1,936            98      5.05%
                                                   ------------ ------------                ------------  ------------
     Total investment securities                        63,202        4,188       6.63%          45,710         2,864      6.27%
Interest bearing bank balances                             918           54       5.90%             887            48      5.47%
Federal funds sold                                       4,477          262       5.86%           7,448           395      5.30%
Other (Cash Value Life Insurance)                          790           45       5.64%             741            38      5.08%
                                                   ------------ ------------                ------------  ------------
     Total earning assets                              256,563       21,493       8.38%         215,271        17,490      8.12%
                                                   ------------ ------------                ------------  ------------
Allowance for loan losses                               (1,330)                                  (1,129)
Cash & due from banks, non-interest bearing              6,857                                    6,338
Bank premises & equipment                                7,033                                    6,305
Other assets                                             4,976                                    4,823
                                                   ------------                             ------------
     TOTAL ASSETS                                    $ 274,099                                $ 231,608
                                                   ============                             ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits:
Savings                                               $ 16,137        $ 362       2.24%        $ 15,347         $ 349      2.27%
Interest bearing checking                               33,745          954       2.83%          32,853           850      2.59%
Money rate savings                                      11,418          318       2.79%          11,650           343      2.95%
Certificates of deposit and other time deposits (3)    124,660        7,074       5.67%         101,146         5,115      5.06%
                                                   ------------ ------------                ------------  ------------
     Total interest bearing deposits                   185,960        8,708       4.68%         160,996         6,657      4.13%
Short term borrowed funds                               26,934        1,699       6.31%          15,307           804      5.25%
                                                   ------------ ------------                ------------  ------------
     Total interest bearing liabilities                212,894       10,407       4.89%         176,303         7,461      4.23%
                                                   ------------ ------------                ------------  ------------
Non-interest bearing deposits                           30,724                                   28,105
Other liabilities                                        5,339                                    3,699
Shareholders' equity                                    25,142                                   23,502
                                                   ------------                             ------------
     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY        $ 274,099     $ 10,407                   $ 231,609       $ 7,461
                                                   ============ ============                ============  ============
Interest income and rate earned                                    $ 21,493       8.38%                      $ 17,490      8.12%
Interest expense and rate paid                                       10,407       4.89%                         7,461      4.23%
                                                                ------------  ----------                  ------------ ----------
Interest rate spread                                                              3.49%                                    3.89%
                                                                              ==========                               ==========
NET INTEREST INCOME & NET YIELD
 ON AVERAGE EARNING ASSETS                                         $ 11,086       4.32%                      $ 10,029      4.66%
                                                                ============  ==========                  ============ ==========


(1)  Nonaccrual loans are included in average balances for yield computations.
(2)  Includes loan fees and late charges in both interest income and yield computations.
(3)  Includes income (expense) resulting from interest rate caps and swaps used to manage interest rate risk.

Investment Securities

         Management determines the classification of the Bank's investment securities at the time the securities are acquired. Securities that are deemed to be held-to-maturity are accounted for by the amortized cost method, while securities that are purchased as available-for-sale are accounted for at fair value. Securities held-to-maturity increased $7.8 million to $54.5 million at December 31, 2000, compared to $46.7 million at December 31, 1999. The bank's available-for-sale securities portfolio decreased by $270 thousand to $6.2 million at December 31, 2000. Net unrealized losses in the Bank's portfolio after tax-effecting the available-for-sale securities, amounted to $78 thousand at December 31, 2000.

         The  amortized  cost  and  approximate   market  value  of  the  Bank's
  investment securities classified as held-to-maturity at December 31, 2000, are summarized as follows:

                                                                          Gross         Gross             Approximate
                                                       Amortized        Unrealized      Unrealized         Market
                                                         Cost              Gains          Losses            Value
                                                   ================    ============   =============    ===============

         Obligations of other U. S.
            government agencies and
            corporations                                $40,604,279    $    742,098       $(149,280)       $41,197,097
         Obligations of state and
            political subdivisions                        7,385,130         210,681            (115)         7,595,696
         Privately issued collateralized

            mortgage obligations                          6,497,250          60,462               -          6,557,712
                                                       ------------    ------------   -------------       ------------

                                                        $54,486,659    $  1,013,241       $(149,395)       $55,350,505
                                                        ===========    ============       =========        ===========


         The  amortized  cost  and  approximate   market  value  of  the  Bank's
investment  securities classified as available-for-sale at December 31, 2000 are summarized as follows:

                                                                           Gross           Gross         Approximate
                                                       Amortized        Unrealized      Unrealized         Market
                                                         Cost              Gains          Losses            Value
                                                   ================    ============   =============    ===============

               Obligations of other U.S
                  government agencies and
                  corporations                        $6,336,675        $       -      $ (121,192)       $6,215,483
                                                      ==========       ============     ==========       ===========



         The  amortized  cost  and  approximate   market  value  of  the  Bank's
investment  securities  classified as  held-to-maturity at December 31, 1999 are summarized as follows:

                                                                           Gross           Gross         Approximate
                                                       Amortized        Unrealized      Unrealized         Market
                                                         Cost              Gains          Losses            Value
                                                   ================    ============   =============    ===============

               Obligations of other U. S.
                  government agencies and
                  corporations                          $35,562,339       $  91,194     $  (818,904)       $34,834,629
               Obligations of state and
                  political subdivisions                  4,494,348           1,959        (142,246)         4,354,061
               Privately issued collateralized
                  mortgage obligations                    6,662,524           1,475        (149,794)         6,514,205
                                                      -------------       ---------   -------------       ------------

                                                        $46,719,211       $  94,628     $(1,110,944)       $45,702,895
                                                      =============       =========   =============        ===========


         The  amortized  cost  and   approximate   market  value  of  investment
securities  classified as available-for-sale at December 31, 1999 are summarized as follows:

                                                                           Gross           Gross         Approximate
                                                       Amortized        Unrealized      Unrealized         Market
                                                         Cost              Gains          Losses            Value
                                                   ================    ============   =============    ===============

               Obligations of state and
                  political subdivision               $    249,180              -       $      (986)      $    248,194
               Obligations of other U.S.
                  government agencies
                  and corporations                       6,625,243              -          (387,975)         6,237,268
                                                    ---------------    ------------     -----------       ------------

                                                      $  6,874,423              -         $(388,961)      $  6,485,462
                                                     ==============    ============     ===========       ============




         Investment securities carried at approximately $40,942,000 (approximate market value $40,957,000) at December 31, 2000 and approximately $41,884,000 (approximate market value $40,979,000) at December 31, 1999 were pledged to collateralize public deposits and for other purposes as required by law or agreement.

         The amortized cost and approximate market value of investment debt securities at December 31, 2000 by contractual maturity (including mortgage-backed securities), are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                       Securities available-for-sale
                                                                                      ________________________________
                                                                                                           Approximate
                                                                                        Amortized             Market
                                                                                          Cost                Value
                                                                                      ____________         ___________

               Due in one year or less                                                  $1,997,396          $1,997,077
               Due after one year through five years                                             -                   -
               Due after five years through ten years                                            -                   -
               Due after ten years                                                       4,339,279           4,218,406
                                                                                      ------------        ------------

                                                                                        $6,336,675          $6,215,483
                                                                                        ==========          ==========


         The Company's cash and cash equivalents ended the year 2000 virtually unchanged from December 31, 1999 at $8.0 million. Investing activities used
$18.4 million while financing activities provided $15.4 million primarily from the increase in time deposits and Federal Home Loan Bank advances. Operating activities provided $2.9 million.

Loans and Nonperforming Loans

         The Bank's loan portfolio at December 31, 2000 and 1999, consisted of the following:

                                                                                       2000                 1999
                                                                                 ----------------    -----------------
               Commercial, financial and agricultural                            $     33,102,000    $      26,679,000
               Real estate-construction                                                10,883,000            8,035,000
               Real estate-mortgage                                                   123,192,000          116,204,000
               Installment                                                             19,513,000           18,924,000
               Overdrafts                                                                 218,000              230,000
                                                                                 ----------------    -----------------

               Total loans                                                       $    186,908,000    $     170,072,000
                                                                                 ================    =================


The following table sets forth the periods in which the Bank's loans mature:

                                                                Due In
                             -----------------------------------------------------------------------
                                  1 yr                 1 - 5               Over 5
                                or less                Years               Years            Total
                             -----------------------------------------------------------------------
                                                     (dollars in thousands)

         Total Loans           $ 79,331             $ 64,102             $ 43,475          $186,908




         Nonperforming loans increased to $1.4 million at December 31, 2000, from $1.1 million at December 31, 1999. Nonperforming loans at the end of 2000 consisted of non-accrual loans of $1.1 million and loans past due ninety days or more of $311 thousand, compared to $750 thousand and $306 thousand, respectively, at December 31, 1999. If interest on such loans had been accrued, the income would have approximated $78,241 and $18,256 in 2000 and 1999, respectively. Nonperforming loans as a percent of loans, net of unearned income, increased to .74% at December 31, 2000, from .62% at December 31, 1999.. The Bank places loans on non-accrual status when management determines that there is a likelihood that the Borrower will not be able to pay interest and principal on the loan in accordance with its terms. The following table presents additional information on the Bank's nonperforming assets as of December 31, 2000 and 1999:

($ in thousands)                                      2000                1999
-------------------------------------------------------------------------------
Nonaccrual loans:
      Real estate                                    $   950            $   665
      Installment                                         39                 59
      Commercial and all other loans                      89                 26
                                              ---------------    ---------------
      Total nonaccrual loans                           1,078                750
Loans past due over 90 days                              311                306
                                              ---------------    ---------------
      Total nonperforming loans                        1,389              1,056
Other real estate                                        773                401
                                              ---------------    ---------------
      Total nonperforming assets                     $ 2,162            $ 1,457
                                              ===============    ===============
Nonperforming loans ratio                              0.74%              0.62%
                                              ===============    ===============



         Allowance for Loan Losses

         The allowance for loan losses increased $733 thousand to $1.9 million at December 31, 2000, compared to $1.2 million at December 31, 1999. The ratio of the allowance for loan losses to loans, net of unearned income, increased to 1.01% at December 31, 2000, from .68% at December 31, 1999. Approximately 45% of the loan portfolio is invested in 1-4 family residential mortgage loans requiring less allocation of reserves due to their generally higher credit quality. However, during 2000, management increased the annual provision to $969 thousand, compared to $287 thousand in 1999. The acquisition of LBT has allowed the Company to move into a new market with expectations of generating a larger percentage of the portfolio in commercial loans, which inherently have more risk. The allowance is composed of specific reserves for each loan that has been identified as being impaired or for loans that have been identified with a probable loss.

         Changes in the allowance for loan losses are as follows:

                                                 2000                   1999
                                              -----------           ------------

               Balance at January 1           $1,150,249             $1,061,052

                  Credits charged off           (337,393)              (235,967)
                  Recoveries                     101,984                 38,164
                                               ---------              ---------
                  Net credits charged off       (235,409)              (197,803)
                                               ---------              ---------

                  Provision for loan losses      968,721                287,000
                                               ---------              ---------

               Balance at December 31         $1,883,561             $1,150,249
                                              ==========             ==========




         Management reviews the allowance for loan losses on a monthly basis to ensure the level is adequate to absorb loan losses inherent in the loan portfolio. The allocation of the allowance for loan losses between 1-4 family residential first mortgage loans and other loans, net of unearned interest, as of December 31, 2000 and 1999, is presented in the table below:

                                                  2000                  1999
-------------------------------------------------------------------------------
1-4 Family Residential 1st Mortgage Loans
     Volume                                 $  82,294,082         $  67,623,075
     Allocated reserve                             71,320                58,759
     Reserves as a percent of volume                0.09%                 0.09%

Other Loans
     Volume                                 $ 104,566,642         $ 102,358,651
     Allocated reserve                          1,812,241             1,091,490
     Reserves as a percent of volume                1.73%                 1.07%

Total Loans
     Volume                                 $ 186,860,724         $ 169,981,726
     Allocated reserve                          1,883,561             1,150,249
     Reserves as a percent of volume                1.01%                 0.68%



         Other Real Estate

         Other real estate increased to $773 thousand at December 31, 2000, compared to $401 thousand at December 31, 1999. The increase is due to the acquisition of one large commercial tract by the Bank in 2000 in connection with a loan made by Louisiana Bank & Trust. The real estate is currently being marketed for sale.




         Deposits

         Deposits are the Company's primary source of funding for earning assets. Average deposits increased $27.6 million to $216.7 million at December 31, 2000. The increase in average deposits includes $10 million in brokered deposits opened in March 2000, callable one year from the date of purchase. Average borrowings, which include federal funds purchased, securities sold under repurchase agreements, and advances from the Federal Home Loan Bank of Dallas increased $11.6 million. Management plans continued use of nontraditional funding sources to manage overall funding costs and to meet loan demand in new locations. A further analysis of the Company's funding uses and sources is reflected in the table below.



                                                                   Average Balances                       Percent of Total
----------------------------------------------------------------------------------------------------------------------------------
($ in thousands)                                                2000              1999               2000               1999
----------------------------------------------------------------------------------------------------------------------------------

Funding Uses
     Loans                                                      $ 187,176         $ 160,485              68.3%              69.3%
     Investments                                                   63,202            45,710              23.1%              19.7%
     Federal funds sold                                             4,477             7,448               1.6%               3.2%
     Other                                                         19,244            17,965               7.0%               7.7%
                                                           ---------------    --------------     --------------    ---------------
     Total                                                      $ 274,099         $ 231,608             100.0%             100.0%
                                                           ===============    ==============     ==============    ===============
Funding Sources
     Non-interest bearing deposits                               $ 30,724          $ 28,105              11.2%              12.1%
     Interest bearing deposits                                    185,961           160,996              67.8%              69.5%
     Short-term borrowings                                         26,934            15,307               9.8%               6.6%
     Other                                                          5,338             3,699               1.9%               1.6%
     Equity                                                        25,142            23,502               9.3%              10.2%
                                                           ---------------    --------------     --------------    ---------------
     Total                                                      $ 274,099         $ 231,608             100.0%             100.0%
                                                           ===============    ==============     ==============    ===============



         Deposits at December 31, 2000 and 1999 consisted of the following:

                                                                                       2000                 1999
                                                                                 ----------------    -----------------

               Non-interest bearing demand deposits                              $     33,613,385    $      30,480,396
               NOW accounts                                                            28,771,291           33,005,686
               Money market deposit accounts                                           11,220,083           11,477,550
               Savings accounts                                                        16,016,895           15,930,068
               Certificates of deposit                                                121,733,846          107,492,804
                                                                                 ----------------    -----------------

                                                                                 $    211,355,500    $     198,386,504
                                                                                 ================    =================

         Maturities of certificates of deposit of $100,000 or more outstanding at December 31, 2000 and 1999 are summarized as follows:

                                                                                        2000                1999
                                                                                   ---------------     ---------------

               Time remaining until maturity:

                  Three months or less                                             $    14,555,130     $    17,194,957
                  Over three through six months                                          6,485,698           5,849,038
                  Over six through twelve months                                         2,826,715           3,604,394
                  Over twelve months                                                    16,061,156           8,865,760
                                                                                   ---------------     ---------------

                                                                                   $    39,928,699     $    35,514,149
                                                                                   ===============     ===============


         Approximate scheduled maturities of certificates of deposits for each of the next five years are:

                                    2001                        $    82,963,000
                                    2002                             18,370,000
                                    2003                              7,230,000
                                    2004                              1,716,000
                                    2005                              6,409,000
                                    Thereafter                        5,046,000
                                                                ---------------
                                                                $   121,734,000


         Liquidity

         The principal sources of liquidity for the Company are cash flows generated by the Company's earning assets and the ability to borrow against investment securities and loans. As interest rates increased during 2000, the Bank's asset base was extended. During 2000, principal and interest cash flows from investment securities decreased to $10.1 million, or 3.7% of average assets, compared to $19.2 million, or 10% of average assets, in 1999. The portfolio primarily includes investments in obligations of government agency obligations, mortgage-backed securities and municipal bonds.

         Sizable core deposits provide liability liquidity along with other sources of funds generated from the normal customer base. Substantially all the funds utilized by the Company are generated from the normal customer base. From time to time, the Bank utilizes brokered and national market deposits to meet funding needs. At December 31, 2000, the Company had brokered deposits and national deposits totaling $10.0 million and $3.0 million, respectively.

         In addition to balance sheet liquidity, the Company maintains the capacity to borrow additional funds when the need arises through federal funds purchased lines with correspondent banks and broker repurchase agreements. Additional borrowing capacity is available on 1-4 family residential first mortgage loans through the Federal Home Loan Bank.

         Interest Rate Sensitivity

         The primary assets of banks are portfolios of investment securities and loans, while liabilities are primarily composed of interest-bearing deposits and borrowed funds. Assets and liabilities have varying maturities, and the associated rates may be fixed or variable. The Company uses asset/liability management techniques to maintain what management believes are believed to be appropriate levels and relationships between rate-sensitive assets and liabilities. Thus the Company seeks to maximize overall returns and to minimize the risk of loss associated with significant, often unforeseen, shifts in interest rates.

         A liability sensitive company will generally benefit from a falling interest rate environment, as the cost of interest-bearing liabilities falls faster than the yields on interest earning assets, thus creating a widening of the net interest margin. Conversely, an asset-sensitive company will generally benefit from a rising interest rate environment as the yields on interest-earning assets rise faster than the costs on interest-bearing liabilities.

         Management utilizes a computerized interest rate simulation analysis as its primary measure of interest rate sensitivity. Management's analyses indicate that a rising rate scenario continues to present the most potential exposure to net interest income as the short-term funding base reprices much faster than the longer-term asset base causing net interest income to trend downward over the first twelve months. Slower prepayments on mortgage related assets and continued foregone calls on agency securities begin to produce margin compression. During the second year, funding cost increases subside and assets continue to be replaced/repriced at higher rates, net interest income begins to trend gradually higher. In a falling rate environment, net interest income increases as the relatively short-term nature of the funding base reacts to decreases in market rates at a faster pace than the longer-term fixed rate and lagging adjustable rate mortgage asset base. In the second year, margins stabilize and eventually come under pressure as assets continue to be reset in the lower rate environment.


         A traditional measure of interest rate sensitivity is the difference between the balances of assets and liabilities in the Company's current portfolio that are subject to repricing at various time horizons. These differences are known as interest sensitivity gaps: immediate to 3 months, 4 to 12 months, 1 to 3 years, 3 to 5 years, over 5 years and on a cumulative basis. The Company's interest sensitivity analysis as of December 31, 2000, is shown in the following table.



($ in thousands)
---------------------------------------------------------------------------------------------------------------
                                   Immediate
                                     to 3         4-12        1 to 3        3 to 5       Over 5
                                    Months       Months        Years        Years        Years        Totals
                                  -----------  -----------   ----------   -----------  -----------   ----------
Interest Sensitive Assets         $  50,938    $  56,120     $ 62,242      $ 32,092    $  67,602    $ 268,994
Interest Sensitive Liabilities       61,395       81,559       31,995         3,125       90,920      268,994
                                  ===========  ===========   ==========   ===========  ===========   ==========
Interest Sensitivity Gaps         $ (10,457)   $ (25,439)    $ 30,247      $ 28,967    $ (23,318)   $       -
                                  ===========  ===========   ==========   ===========  ===========   ==========
Cumulative ratio of interest
     sensitive assets to interest
     sensitive liabilities             0.83         0.75         0.97          1.13         1.00
                                  ===========  ===========   ==========   ===========  ===========



         Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remains the same, thus impacting net interest income. Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities which are not reflected in the above interest sensitivity analysis report. These prepayments may have significant effects on the Company's net interest margin. Because of these factors, the interest sensitivity analysis contained in the above table does not provide a complete assessment of the Company's exposure to changes in interest rates.

         Management also evaluates the condition of the economy, the pattern of market interest rates and other economic data in an attempt to determine the appropriate mix and repricing characteristics of assets and liabilities required to produce an optimal net interest margin and thus maximize income.


         In addition to the ongoing monitoring of its interest-sensitive assets and liabilities, the Company from time to time utilizes interest rate swaps or caps to augment the management of its interest rate sensitivity. The interest rate risk factor in these contracts is considered in the overall interest income and interest rate risk management strategies. The income or expense associated with these hedging techniques is reflected as adjustments to interest expense. A further discussion of the Company's use of off-balance sheet agreements is shown in Note R of the financial statements.


Capital and Dividends

         Stockholders' equity increased 6.9% to $25.5 million at December 31, 2000, compared to $23.9 million at the end of 1999. The ratio of stockholders' equity to assets remained stable at 9.5% at December 31, 2000. The Company paid dividends of $.60 per share in 2000 and 1999, which represented an earnings payout ratio of 43% and 41%, respectively.

         The Bank maintained a Tier 1 capital to risk-weighted assets ratio at December 31, 2000 of 12.61%, a total capital to risk-weighted assets ratio of 13.68% and a leverage ratio of 8.33%. These levels substantially exceed the minimum requirements of the regulatory agencies of 4.00%, 8.00% and 4.00%, respectively, and place the Company in the "well-capitalized" category under applicable regulatory guidelines. The following table further describes the Bank's capital ratios.

                                                                     To Be Adequately                To Be Well
                                             Actual                    Capitalized                  Capitalized
                                        __________________________________________________________________________
                                        Amount      Ratio          Amount          Ratio         Amount     Ratio
                                        __________________________________________________________________________
                                                                 (dollars in thousands)

As of December 31, 2000
-----------------------
Total Capital (to Risk-
    Weighted Assets)                    $24,033      13.68%         $14,054        8.00%         $17,568     10.00%
Tier I Capital (to Risk-
    Weighted Assets)                    $22,149      12.61%         $ 7,026        4.00%         $10,539      6.00%
Tier I Capital (to Average
    Assets)                             $22,149       8.33%         $10,636        4.00%         $13,295      5.00%

As of December 31, 1999
-----------------------
Total Capital (to Risk-
    Weighted Assets)                    $21,703      14.03%         $12,375        8.00%         $15,469     10.00%
Tier I Capital (to Risk-
    Weighted Assets)                    $20,552      13.28%         $ 6,190        4.00 %        $ 9,286      6.00%
Tier I Capital (to Average
    Assets)                             $20,552       8.56%         $ 9,604        4.00 %        $12,005      5.00%



Results of Operations

         Net Income

         The Company earned $2.7 million ($1.28 per share) in 2000, compared to $2.6 million ($1.21 per share) in 1999. Returns on average assets and average equity for 2000 were .98% and 10.70%, respectively, compared to 1.11% and 10.90% in 1999. The costs associated with the acquisition of Louisiana Bank & Trust are reflected in overall lower returns.

         Net Interest Income

         Net interest income -- the difference between the income earned on interest-earning assets and the amounts paid on interest-bearing liabilities -- increased $1.1 million (or 10.5%) to $11.1 million in 2000, due primarily to a 19.2% growth in the volume of average earning assets. This growth was offset by two factors. First, the Bank's interest-bearing liabilities increased 20.1%, reflecting the fact that, compared to 1999, a larger percentage of assets in 2000 were funded by interest-bearing liabilities. Second, increasing interest rates during 2000 generally had the effect of causing the Bank's interest spread to decrease, such that average rates the Bank paid on its interest-bearing liabilities increased more than the average rates that the Bank earned on its interest-earning assets. The following table presents an analysis of the Company's changes in net interest income in 2000 compared to 1999.



($ in thousands)                                                      2000 compared to 1999
-----------------------------------------------------------------------------------------------------------
                                                              Increase (Decrease) Due to Change in
                                                             Total             Volume              Rates
                                                       ---------------    --------------     --------------
INTEREST EARNED ON:
Loans                                                         $ 2,799           $ 2,407              $ 392
Investment securities:
     U.S. Government & other                                    1,110               893                217
     State & Municipal                                            214               213                  1
Interest bearing bank balances                                      6                 2                  4
Federal funds sold                                               (133)             (171)                38
Other (Cash Surrender Value Life Insurance)                         7                 3                  4
                                                       ---------------    --------------     --------------
     Total earning assets                                     $ 4,003           $ 3,347              $ 656
                                                       ---------------    --------------     --------------
INTEREST PAID ON:
Savings                                                            13                18                 (5)
Interest bearing checking                                         104                24                 80
Money rate savings                                                (25)               (7)               (18)
Certificates of deposit and other time deposits                 1,959             1,284                675
Short-term borrowed funds                                         895               708                187
                                                       ---------------    --------------     --------------
     Total interest bearing liabilities                         2,946             2,027                919
                                                       ---------------    --------------     --------------
NET INTEREST INCOME                                           $ 1,057           $ 1,320             $ (263)
                                                       ===============    ==============     ==============

         The Bank's net interest margin decreased to 4.32% from 4.66% during 2000 primarily due to the Bank's decreased interest rate spread, which was mitigated in part by an increase in the amount of non-interest bearing sources of funds and the increased relative benefit of those funds.

         Provision for Loan Losses

         The provision for loan losses increased $682 thousand in the year 2000, compared to 1999. The Company's move into the Baton Rouge, Louisiana market is anticipated to open opportunities to originate commercial loans which will change the loan portfolio mix by reducing residential mortgages held, currently at 45%, and increasing commercial loans with inherently greater risk. To determine the provision amount, management considers factors such as historical trends of charge-offs and recoveries, past due loans and economic conditions along with additional analysis of individual loans and pools of loans for exposure. After allocating the existing reserves to estimated exposures, management then adds to the reserve through a loan loss provision to cover potential losses in the portfolio. Management is of the opinion that the reserve at December 31, 2000 is adequate to cover estimated exposures.

Non-Interest Income

         Non-interest income, excluding equity in investee losses, increased 28% from $2.1 million in 1999 to $2.7 million in 2000. Substantially all of the increase in non-interest income occurred when the Company recognized $618 thousand in income during the fourth quarter of 2000 as a result of liquidating negative goodwill in connection with selling certain assets associated with the Company's 1993 purchase of Natchez First Federal Savings Bank. Income from bank operations, however, continues to reflect strong core income including fees charged on deposit accounts, fees charged on the Bank's Internet service operations, commissions on consumer investment services and ATM fees.

Non-Interest Expense

         Non-interest expense increased $1.4 million to $9.2 million in 2000, compared to $7.8 million in 1999. Salaries and employee benefits increased $681 thousand -- accounting for nearly one-half of the increase -- primarily due to adding employees associated with bank acquisitions, stock options to senior officers of the acquired institutions and annual bank-wide merit increases. Equipment and occupancy expense increased $332 thousand, primarily from the occupancy of the Vicksburg branch for an additional 7 months in 2000, along with additional depreciation expense incurred on equipment to prepare for Y2K. The Bank is currently amortizing premiums on branch acquisitions that amounted to $108 thousand in 2000, compared to $88 thousand in 1999.

Income Taxes

         Income taxes for 2000 decreased $372 thousand to $919 thousand, due primarily due to the fact that the liquidation of the negative goodwill discussed earlier was non-taxable income to the Company. In addition, the Company's increase in tax-exempt assets provided $64 thousand tax benefit. Other factors contributing to this decrease are more fully discussed in Note L to the financial statements.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This annual report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Company's expectations. Forward-looking statements have been and will be made in written documents and oral presentations of the Company. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in the Company's documents or oral presentations, the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing interest rates, changing market conditions, availability or cost of capital, employee workforce factors, cost and other effects of legal and administrative proceedings, and changes in federal, state or local legislature requirements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

Item 7. Financial Statements.

         The audited financial statements of the Company for the years ended December 31, 2000 and 1999 follow Item 13 of this annual report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

          The information required in response to this item is incorporated herein by reference to the material under the heading "Election of Directors" in the Company's Proxy Statement for its 2000 annual meeting of Shareholders (the "Proxy Statement").

Item 10.  Executive Compensation.

          The information required in response to this item is incorporated herein by reference to the material under the heading "Executive Compensation" in the Proxy Statement.

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

Item 12.  Certain Relationships and Related Transactions.

         The information required in response to this item is incorporated herein by reference to the material under the heading "Certain Relationships and Related Transactions" in the Proxy Statement.

Item 13.  Exhibits, List and Reports on Form 8-K.

(a)      Exhibits

         The response to this portion of Item 13 is submitted as the Exhibit Index attached hereto and incorporated herein by this reference.

(b)      Reports on Form 8-K

         The Company filed a current report on Form 8-K, dated November 2, 2000, reporting third quarter 2000 earnings.

         The Company filed a current report on Form 8-K, dated November 3, 2000, announcing a semi-annual dividend.

         The Company filed a current report on Form 8-K, dated December 1, 2000, reporting the completion of the merger with Louisiana Bank & Trust Company.

                      BRITTON & KOONTZ CAPITAL CORPORATION

                                 AND SUBSIDIARY

                        Consolidated Financial Statements

                     Years Ended December 31, 2000 and 1999

                                      with

                          Independent Auditor's Report

               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                TABLE OF CONTENTS




INDEPENDENT AUDITOR'S REPORT

FINANCIAL STATEMENTS

    Consolidated Statements of Financial Condition

    Consolidated Statements of Income

    Consolidated Statements of Changes in Stockholders' Equity

    Consolidated Statements of Cash Flows

    Notes to the Consolidated Financial Statements

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Britton & Koontz Capital Corporation and Subsidiary

We have audited the accompanying consolidated statements of financial condition of Britton & Koontz Capital Corporation and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

The consolidated financial statements as of December 31, 1999, and for the year then ended have been restated to reflect the pooling of interests with Louisiana Bancshares, Inc. as described in Note T to the consolidated financial statements. We did not audit the 1999 financial statements of Louisiana Bancshares, Inc., which statements reflect total assets of $43,048,215 as of December 31, 1999, and net interest income of $1,783,333 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Louisiana Bancshares, Inc. as of December 31, 1999, and for the year then ended, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Britton & Koontz Capital Corporation and Subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Vicksburg, Mississippi
January 22, 2001

                              FINANCIAL STATEMENTS






               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2000 AND 1999

                                     ASSETS



                                                                                      2000                 1999
                                                                                 ----------------    -----------------
ASSETS:

    Cash and due from banks:
       Non-interest bearing                                                      $      7,629,471    $       6,861,546
       Interest bearing                                                                   329,407            1,163,158
                                                                                 ----------------    -----------------
              Total cash and due from banks                                             7,958,878            8,024,704

    Federal funds sold                                                                          -            7,575,000
    Investment securities:
       Held-to-maturity (market value of $55,350,505 and
          $45,702,895, respectively)                                                   54,486,659           46,719,211
       Available-for-sale (amortized cost of $6,336,675 and
          $6,874,423, respectively)                                                     6,215,483            6,485,462
       Equity securities, at cost less equity in unallocated losses                       794,790              751,626
       Other equity securities                                                          2,222,350            1,706,150
    Loans, less unearned income of $46,988 in 2000 and
       $90,185 in 1999, and allowance for loan losses of
       $1,883,561 in 2000 and $1,150,249 in 1999                                      184,977,163          168,831,477
    Bank premises and equipment, net                                                    7,071,668            6,941,572
    Other real estate, net                                                                773,005              400,858
    Accrued interest receivable                                                         2,530,097            1,913,947
    Cash surrender value of life insurance                                                808,329              759,130
    Other assets                                                                        2,280,945            1,792,930
                                                                                 ----------------    -----------------
TOTAL ASSETS                                                                     $    270,119,367    $     251,902,067
                                                                                 ================    =================





See accompanying notes to the consolidated financial statements.




                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       2000                 1999
                                                                                 ----------------    -----------------

LIABILITIES:
    Deposits:
       Non-interest bearing                                                      $     33,613,385    $      30,480,396
       Interest bearing                                                               177,742,115          167,906,108
                                                                                 ----------------    -----------------
              Total deposits                                                          211,355,500          198,386,504

    Federal Home Loan Bank advances                                                    27,175,000           24,850,000
    Securities sold under repurchase agreements                                         2,840,000            1,482,445
    Accrued interest payable                                                            1,887,243              891,735
    Negative goodwill, net of accumulated amortization
       of $3,060,422 in 2000 and $2,276,241 in 1999                                             -              784,181
    Advances from borrowers for taxes and insurance                                       440,834              433,908
    Accrued taxes and other liabilities                                                   897,169            1,195,296
                                                                                 ----------------    -----------------
              Total liabilities                                                       244,595,746          228,024,069
                                                                                 ----------------    -----------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

    Common stock, $2.50 par value per share;
       12,000,000 shares authorized;
       2,116,034 and 2,088,673 shares issued and 2,101,534
          and 2,088,673 shares outstanding at December 31,
          2000 and 1999, respectively                                                   5,290,085            5,221,683
    Additional paid-in capital                                                          7,156,245            7,026,208
    Retained earnings                                                                  13,412,231           11,878,518
    Accumulated other comprehensive income                                                (77,565)            (248,411)
                                                                                 ----------------    ------------------
                                                                                       25,780,996           23,877,998
    Less:  Treasury stock 14,500 shares, at cost                                         (257,375)                   -
                                                                                 ----------------    -----------------
              Total stockholders' equity                                               25,523,621           23,877,998
                                                                                 ----------------    -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $    270,119,367    $     251,902,067
                                                                                 ================    =================









               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                       2000                 1999
                                                                                 ----------------    -----------------

INTEREST INCOME:

    Interest and fees on loans                                                   $     16,944,177    $      14,145,198
    Interest on investment securities:
       Taxable interest income                                                          3,930,681            2,846,985
       Exempt from federal income taxes                                                   356,233              134,542
    Interest on federal funds sold                                                        262,173              363,126
                                                                                 ----------------    -----------------
          Total interest income                                                        21,493,264           17,489,851
                                                                                 ----------------    -----------------
INTEREST EXPENSE:

    Interest on deposits                                                                8,708,440            6,656,959
    Interest on federal funds purchased                                                 1,599,805              690,582
    Interest on securities sold under repurchase agreements                                99,062              113,297
                                                                                 ----------------    -----------------
          Total interest expense                                                       10,407,307            7,460,838
                                                                                 ----------------    -----------------
NET INTEREST INCOME                                                                    11,085,957           10,029,013

PROVISION FOR LOAN LOSSES                                                                 968,721              287,000
                                                                                 ----------------    -----------------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                                                    10,117,236            9,742,013
                                                                                 ----------------    -----------------
OTHER INCOME:

    Service charges on deposit accounts                                                 1,250,071            1,239,164
    Income from fiduciary activities                                                       80,223               80,744
    Insurance premiums and commissions                                                     23,243               26,166
    Other real estate income                                                               10,154                6,220
    Amortization of negative goodwill                                                     784,181              200,800
    Equity in investee losses                                                            (206,836)            (238,523)
    Other                                                                                 749,158              573,040
                                                                                 ----------------    -----------------
          Total other income                                                            2,690,194            1,887,611
                                                                                 ----------------    -----------------








Continued








               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME - CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                       2000                    1999
                                                                                 ----------------        -----------------

OTHER EXPENSES:

    Salaries                                                                            4,149,655            3,480,758
    Director fees                                                                         176,760              176,010
    Employee benefits                                                                     606,747              563,679
    Net occupancy expense                                                                 702,791              494,528
    Equipment expense                                                                     944,172              819,957
    FDIC assessment                                                                        41,448               56,620
    Stationery and supplies                                                               230,778              247,148
    Amortization                                                                          107,616               87,624
    Other                                                                               2,237,804            1,851,028
                                                                                 ----------------    -----------------
          Total other expenses                                                          9,197,771            7,777,352
                                                                                 ----------------    -----------------

INCOME BEFORE INCOME TAX EXPENSE                                                        3,609,659            3,852,272

INCOME TAX EXPENSE                                                                        918,967            1,291,362
                                                                                 ----------------    -----------------
NET INCOME                                                                       $      2,690,692    $       2,560,910
                                                                                 ================    =================
EARNINGS PER SHARE DATA:

    Basic earnings per share                                                     $           1.29    $           1.23
                                                                                 ================    ================
    Diluted earnings per share                                                   $           1.28    $           1.21
                                                                                 ================    ================





See accompanying notes to the consolidated financial statements.








               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2000 AND 1999





                                                                                              Accumulated
                                              Common Stock         Additional                    Other
                                        ------------------------    Paid-In       Retained    Comprehensive  Treasury
                                           Shares       Amount      Capital       Earnings       Income       Stock       Total
                                        -----------  -----------  -----------   ------------  ------------   --------  -------------

BALANCE, December 31, 1998
     as previously reported             $ 1,767,064  $ 4,417,660  $ 3,414,927   $ 11,399,263   $   17,333   $       -  $ 19,249,183
   Adjustment in connection with
     pooling of interest                    321,609      804,023    3,611,281     (1,021,417)       2,594           -     3,396,481
                                        -----------  -----------  -----------   ------------   ----------   ---------  -------------
BALANCE, December 31, 1998,
       as restated                        2,088,673    5,221,683    7,026,208     10,377,846       19,927           -    22,645,664
   Comprehensive income:
     Net income                                   -            -            -      2,560,910            -           -     2,560,910
     Other comprehensive income
       (net of tax):
         Net change in unrealized
           gain on securities available
           for sale, net of taxes
           of $148,783                            -            -            -              -     (268,338)          -      (268,338)
                                        -----------  -----------  -----------   ------------   ----------   ---------  ------------

         Total comprehensive income               -            -            -      2,560,910     (268,338)          -     2,292,572
                                        -----------  -----------  -----------   ------------   ----------   ---------  ------------

   Cash dividends declared
    ($.60 per share)                              -            -            -     (1,060,238)           -           -    (1,060,238)
                                        -----------  -----------  -----------   ------------   ----------   ---------  ------------

BALANCE, December 31, 1999                2,088,673    5,221,683    7,026,208     11,878,518     (248,411)          -    23,877,998
   Comprehensive income:
     Net income                                   -            -            -      2,690,692            -           -     2,690,692
     Other comprehensive income
       (net of tax):
         Net change in unrealized gain
         gain on securities available
         for sale, net of taxes
         of $96,923                               -            -            -              -      170,846           -       170,846
                                        -----------  -----------  -----------   ------------   ----------   ---------  ------------

       Total comprehensive income                 -            -            -      2,690,692      170,846           -     2,861,538
                                        -----------  -----------  -----------   ------------   ----------   ---------  ------------

Stock options exercised                      27,361       68,402      130,037              -            -           -       198,439

Acquisition of treasury stock               (14,500)           -            -              -            -    (257,375)     (257,375)

   Cash dividends declared
     ($.60 per share)                             -            -            -     (1,156,979)           -           -    (1,156,979)
                                        -----------  -----------  -----------   ------------   ----------   ---------  ------------

BALANCE, December 31, 2000                2,101,534  $ 5,290,085  $ 7,156,245   $ 13,412,231   $  (77,565)  $(257,375) $ 25,523,621
                                        ===========  ===========  ===========   ============   ==========   =========  ============


See accompanying notes to the consolidated financial statements.











               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                        2000                1999
                                                                                   ---------------     ---------------


CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                                     $     2,690,692     $     2,560,910
    Adjustments to reconcile net income to
       net cash provided by operating activities:
          Deferred taxes                                                                  (417,600)            (66,231)
          Provision for loan losses                                                        968,721             287,000
          Provision for depreciation                                                       724,194             660,140
          (Gain) loss  on sale of investments                                                2,940              (4,385)
          Gain on sale of mortgage loans                                                   (40,098)            (12,779)
          Loss on sale of premises and equipment                                                 -               2,990
          (Gain) loss on sale of other real estate                                         (41,379)             12,278
          Stock dividends received                                                        (143,600)            (51,800)
          Amortization (accretion) of investment security
              premiums (discounts), net                                                   (130,499)            (51,062)
          Amortization of valuation adjustment on acquired loans                            21,060              31,520
          Amortization of valuation adjustment on acquired deposits                              -             (74,007)
          Amortization of negative goodwill                                               (784,181)           (200,800)
          Amortization of acquisition premium                                              107,616              87,624
          Equity in investee losses                                                        206,836             238,523
          Write-down of other real estate                                                    9,038              56,890
    Increase in accrued interest receivable                                               (616,150)           (331,995)
    Increase in cash surrender value of life insurance                                     (49,199)            (42,817)
    (Increase) decrease in other assets                                                   (595,631)            218,141
    Increase (decrease) in accrued interest payable                                        995,508            (182,623)
    Increase in accrued taxes and other liabilities                                         22,550              14,609
                                                                                   ---------------     ---------------

              Net cash provided by operating activities                                  2,930,818           3,152,126
                                                                                   ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    (Increase) decrease in federal funds sold                                            7,575,000            (100,000)
    Proceeds from sales and maturities of investment
       securities held-to-maturity                                                               -             480,000
    Proceeds from sales and maturities of investment
       securities available-for-sale                                                       247,060           6,004,385
    Proceeds from principal paydowns of investment
       securities held-to-maturity                                                       5,248,612           9,447,202
    Proceeds from principal paydowns of investment
       securities available-for-sale                                                       306,598             342,537
    Redemption of securities                                                               103,900              51,900


Continued








               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                           2000              1999
                                                                                   ---------------     ---------------

    Purchases of investment securities held to maturity                                (12,904,411)        (27,691,905)
    Investment in equity securities                                                       (250,000)                  -
    Purchase of other equity securities                                                   (476,500)                  -
    Net increase in loans                                                              (17,669,921)        (18,272,076)
    Cash and due from banks received in acquisition of branches                                  -          11,271,434
    Proceeds from sale of other real estate                                                234,746             257,000
    Proceeds from sale of premises and equipment                                                 -               4,230
    Purchases of premises and equipment                                                   (854,290)         (1,206,307)
                                                                                   ---------------     ---------------

              Net cash used in investing activities                                    (18,439,206)        (19,411,600)
                                                                                   ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Net increase (decrease) in demand deposits                                          (1,272,046)          6,784,117
    Net increase (decrease) in time deposits                                            14,241,042          (1,199,268)
    Increase in Federal Home Loan Bank advances                                          2,325,000          14,600,000
    Decrease in federal funds purchased                                                          -            (350,000)
    Net increase (decrease)in securities sold under
       repurchase agreements                                                             1,357,555            (933,598)
    Increase in advances from borrowers for taxes and insurance                              6,926              76,883
    Cash dividends paid                                                                 (1,156,979)         (1,060,238)
    Cash paid for treasury stock                                                          (257,375)                  -
    Cash received from stock options exercised                                             198,439                   -
                                                                                   ---------------     ---------------

              Net cash provided by financing activities                                 15,442,562          17,917,896
                                                                                   ---------------     ---------------

NET INCREASE (DECREASE) IN CASH AND
    DUE FROM BANKS                                                                         (65,826)          1,658,422

CASH AND DUE FROM BANKS AT
    BEGINNING OF YEAR                                                                    8,024,704           6,366,282
                                                                                   ---------------     ---------------
CASH AND DUE FROM BANKS AT
    END OF YEAR                                                                    $     7,958,878     $     8,024,704
                                                                                   ===============     ===============


Continued








               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                           2000              1999
                                                                                   ---------------     ---------------

SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:

       Transfer of loans foreclosed to other real estate                           $       574,552     $        30,181
                                                                                   ===============     ===============

       Total decrease (increase) in unrealized losses
          on securities available-for-sale                                         $       267,769     $      (417,121)
                                                                                   ===============     ===============

       Total (increase) decrease in deferred income taxes
          on unrealized losses on securities available-for-sale                    $       (96,923)    $       148,783
                                                                                   ===============     ===============

Acquisition of branches:
    Loans, net                                                                     $             -     $     3,267,244
    Accrued interest receivable                                                                  -              18,661
    Premises and equipment                                                                       -           1,575,413
    Other branch premises (1)                                                                    -             200,000
    Premium on deposits                                                                          -           1,614,210
    Deposits                                                                                     -         (17,818,783)
    Accrued interest payable                                                                     -            (122,886)
    Other accrued liabilities                                                                    -              (5,293)
                                                                                   ---------------     ---------------

          Cash and due from banks received in
              acquisition of branches                                              $             -     $  (11,271,434)
                                                                                   ===============     ==============





    (1)Other branch premises were acquired with the intent of disposition and were placed directly into other real estate.

See accompanying notes to the consolidated financial statements.








               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Principles of Consolidation

               The consolidated financial statements include the accounts of Britton & Koontz Capital Corporation ("the Company") and its wholly-owned subsidiary, Britton & Koontz First National Bank ("the Bank"). All material intercompany profits, balances and transactions have been eliminated.

               Nature of Operations

               The Bank operates under a national bank charter and provides full banking services, including trust services. The primary area served by the Bank is the southwest region of Mississippi and East Baton Rouge Parish in Louisiana. Services are provided at four locations in Natchez, Mississippi, one location in Vicksburg, Mississippi, and two locations in Baton Rouge, Louisiana.

               Use of Estimates

               The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans. In connection with the determination of the allowances for losses on loans, management obtains independent appraisals for significant properties.

               While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for losses on loans may change materially.

Continued

               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

               Investment Securities

               Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent and the Bank has the ability at the time of purchase to hold debt securities until maturity, they are classified as held-to-maturity and carried at cost, adjusted for amortization of premiums and accretion of discounts using methods approximating the interest method. Available-for-sale securities include securities that management intends to use as part of its asset and liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rates and resultant prepayment risk changes. These securities are carried at fair value. Equity securities include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which are restricted and are carried at cost. Equity securities also includes an investment in the voting stock of Sumx Inc. This investment is carried at cost adjusted for the Company's share of the investee's earnings or losses. There is no readily available market for the voting stock of Sumx Inc. and, accordingly, no quoted market price is available.

               Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Unrealized gains and losses on investment securities available-for-sale are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to stockholders' equity, net of applicable taxes. Realized gains and losses flow through the Bank's yearly operations. The Bank does not engage in trading account activities.

               Loans

               Loans are stated at the amount of principal outstanding, reduced by unearned income and an allowance for loan losses. Unearned income on certain installment loans is recognized as income over the terms of the loans by a method which approximates the interest method. Interest on other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loans are ordinarily placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more; however, management may elect to continue the accrual when the estimated net realizable value of collateral is sufficient to cover the principal balance and the accrued interest. Any unpaid interest previously accrued on nonaccrual loans is reversed from income. Interest income, generally, is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

Continued

               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

               Allowance for Loan Losses

               The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Credits deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.

               Bank Premises and Equipment

               Bank premises and equipment are stated at cost, less accumulated depreciation. Depreciation expense is computed by the straight-line method and is charged to expense over the estimated useful lives of the assets.

               Other Real Estate

               Other real estate consists primarily of foreclosed property. Properties acquired through foreclosure or in settlement of loans and in-substance foreclosures are classified as foreclosed properties and are valued at the lower of the loan value or estimated fair value of the property acquired less estimated selling costs. At the time of foreclosure, the excess, if any, of the loan value over the estimated fair value of the property acquired less estimated selling costs is charged to the allowance for loan losses. Additional decreases in the carrying values of foreclosed properties or changes in estimated selling costs, subsequent to the time of foreclosure, are recognized through provisions charged to operations. Revenues and expenses associated with owning and operating other real estate and gains and losses on dispositions of such assets are recorded in earnings in the period incurred.

               The fair value of foreclosed properties is determined based upon appraised value, utilizing either the estimated replacement cost, the selling price of properties utilized for similar purposes, or discounted cash flow analyses of the properties' operations.

Continued

               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

               Compensated Absences

               Employees of the Bank are entitled to paid vacation, emergency and sick days off, depending on length of service in the banking industry. Vacation, emergency and sick days are granted on an annual basis to eligible employees. Unused vacation and emergency days expire on December 31 of each year. Unused sick days expire on each related employee's employment anniversary date each year.

               The estimated amount of compensation for future absences is deemed immaterial to the consolidated financial statements, and, accordingly, no liability has been recorded in the accompanying financial statements. The Bank's policy is to recognize the costs of compensated absences when actually paid to employees.

               Income Taxes

               The provision for income taxes is based on amounts reported in the statements of income after exclusion of nontaxable income such as interest on state and municipal securities. Also, certain items of income and expenses are recognized in different time periods for financial statement purposes than for income tax purposes. Thus, provisions for deferred taxes are recorded in recognition of such temporary differences.

               Deferred  taxes  are  provided  on  a  liability  method  whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

               The Company and its wholly-owned subsidiary file a consolidated federal income tax return. Consolidated income tax expense is allocated on the basis of each Company's income adjusted for permanent differences.

Continued

               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

               Earnings Per Share

               Basic earnings per share is the income available to the weighted average number of shares of common stock outstanding for each period presented. All shares held by the Employee Stock Ownership Plan (ESOP) are treated as outstanding in computing the earnings per share. Stock options are used in the calculation of diluted earnings per share if they are dilutive (i.e., the average market price exceeds the exercise price). The following table reconciles the basic and diluted earnings per share amounts:




                                                                               Income             Shares           Per Share
                                                                             (Numerator)      (Denominator)          Amount
                                                                             -----------      -------------       ------------
               Year ended December 31, 2000: Basic earnings per share:

                     Income available to common
                         shareholders                                       $ 2,690,692         2,080,046          $    1.29
                                                                                                                   =========
                  Diluted earnings per share:
                     Options                                                          -            21,667
                                                                            -----------       -----------

                  Income available to common
                     shareholders assuming conversion                       $  2,690,692        2,101,713          $    1.28
                                                                            ============      ===========          =========

               Year ended December 31, 1999: Basic earnings per share:

                     Income available to common
                         shareholders                                       $  2,560,910        2,088,673          $    1.23
                                                                                                                   =========
                  Diluted earnings per share:
                     Options                                                           -           28,209
                                                                            ------------      -----------

                  Income available to common
                     shareholders assuming conversion                       $  2,560,910        2,116,882          $    1.21
                                                                            ============      ===========          =========




               Options to purchase 36,584 shares of common stock at $6.93 per share were granted in July, 1996. Additionally, options to purchase 30,000 share of common stock at $19.94 per share were granted in November, 1997. Options to purchase 10,540 shares of common stock at $11.39 per share were granted in March, 1998. Those options whose exercise price exceeded the average market price of the common shares are not included in the options adjustment for diluted earnings per share. These options expire at various times from 2006 through 2008.

Continued

               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

               Off-Balance-Sheet Financial Instruments

               In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of interest-rate swap and cap agreements, commitments to extend credit and commercial letters of credit. Financial instruments related to loans are recorded in the financial statements when they become payable.

               Cash Flows

               For purposes of the statements of cash flows, the Company considers only cash and due from banks to be cash equivalents.

               The Company paid income taxes of $1,313,466 and $1,374,540 in 2000 and 1999, respectively. Interest paid on deposit liabilities and other borrowings was $9,411,799 and $7,541,643 in 2000 and 1999, respectively.

               Recent Accounting Pronouncements

               In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement was originally effective for all fiscal quarters beginning after June 15, 1999. The issuance of SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal quarters beginning after June 15, 2000. Additionally, in June 2000 the FASB issued SFAS No. 138, Accounting for Certain Derivative Financial Instruments and Certain Hedging Activities. SFAS No. 138 addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS No. 133. This statement is effective for all fiscal quarters for all fiscal years beginning after June 15, 2000. The adoption of these statements should not have a material effect on the consolidated financial statements.

               Advertising Costs

               Advertising and marketing costs are recorded as expenses in the year in which they are incurred. Advertising and marketing costs charged to operations during 2000 and 1999 were $180,324 and $183,102, respectively.

Continued

               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

               Negative Goodwill

               During 1993, the Company purchased Natchez First Federal Savings Bank in a business combination accounted for as a purchase. The combination created negative goodwill of $3,060,422. This amount is being amortized into income over the life of the acquired, long-term, interest-bearing assets.

               Interest-Rate Swap Agreements

               The Bank enters into interest-rate swap agreements to modify the interest rate characteristics of its assets and liabilities. These agreements may involve the receipt or payment of fixed rate amounts in exchange for floating rate interest receipts or payments over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest income or expense. The related amount payable to or receivable from counter-parties is included in other liabilities or assets. The fair values of the swap agreements are not recognized in the financial statements.

               Interest-Rate Cap Agreements

               The cost of interest-rate cap agreements is amortized to interest expense over the terms of the caps. The unamortized cost is included in other assets in the consolidated statement of financial position. Amounts receivable under cap agreements are accrued as a reduction of interest expense. The Bank does not engage in trading of derivatives. All such financial instruments are used to manage interest rate risk.

               Goodwill

               During 1999, the Company acquired certain assets and liabilities of three Union Planters, N.A. branches in Natchez and Vicksburg, Mississippi, which were accounted for as a purchase. The Bank paid a premium for the depositor and borrower relationships. This premium is included in other assets and is being amortized straight-line over 15 years.

               Reclassifications

               Certain 1999 amounts have been reclassified to conform with the 2000 presentation.

Continued






               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE B.        INVESTMENT SECURITIES

               The amortized cost and approximate market value of investment securities classified as held-to-maturity at December 31, 2000, are summarized as follows:

                                                                           Gross           Gross         Approximate
                                                       Amortized        Unrealized      Unrealized         Market
                                                         Cost              Gains          Losses            Value
                                                   ----------------    ------------   -------------    ---------------

               Obligations of other U. S.
                  government agencies and
                  corporations                     $     40,604,279    $    742,098   $    (149,280)   $    41,197,097
               Obligations of state and
                  political subdivisions                  7,385,130         210,681            (115)         7,595,696
               Privately issued collateralized

                  mortgage obligations                    6,497,250          60,462               -          6,557,712
                                                   ----------------    ------------   -------------    ---------------

                                                   $     54,486,659    $  1,013,241   $    (149,395)   $    55,350,505
                                                   ================    ============   =============    ===============

               The amortized cost and approximate market value of investment securities classified as available-for-sale at December 31, 2000, are summarized as follows:

                                                                           Gross           Gross         Approximate
                                                       Amortized        Unrealized      Unrealized         Market
                                                         Cost              Gains          Losses            Value
                                                   ----------------    ------------   -------------    ---------------

               Obligations of other U.S.
                  government agencies
                  and corporations                 $      6,336,675    $          -   $    (121,192)   $     6,215,483
                                                   ================    ============   =============    ===============














Continued








               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE B.        INVESTMENT SECURITIES - CONTINUED

               The amortized cost and approximate market value of investment securities classified as held-to-maturity at December 31, 1999, are summarized as follows:

                                                                           Gross           Gross         Approximate
                                                       Amortized        Unrealized      Unrealized         Market
                                                         Cost              Gains          Losses            Value
                                                   ----------------    ------------   -------------    ---------------

               Obligations of other U. S.
                  government agencies and
                  corporations                     $     35,562,339    $     91,194   $    (818,904)   $    34,834,629
               Obligations of state and
                  political subdivisions                  4,494,348           1,959        (142,246)         4,354,061
               Privately issued collateralized

                  mortgage obligations                    6,662,524           1,475        (149,794)         6,514,205
                                                   ----------------    ------------   -------------    ---------------

                                                   $     46,719,211    $     94,628   $  (1,110,944)   $    45,702,895
                                                   ================    ============   =============    ===============

               The amortized cost and approximate market value of investment securities classified as available-for-sale at December 31, 1999, are summarized as follows:

                                                                           Gross           Gross         Approximate
                                                       Amortized        Unrealized      Unrealized         Market
                                                         Cost              Gains          Losses            Value
                                                   ----------------    ------------   -------------    ---------------

               Obligations of state and
                  political subdivision            $        249,180    $          -   $        (986)   $       248,194
               Obligations of other U.S.
                  government agencies
                  and corporations                        6,625,243               -        (387,975)         6,237,268
                                                   ----------------    ------------   -------------    ---------------

                                                   $      6,874,423    $          -   $    (388,961)   $     6,485,462
                                                   ================    ============   =============    ===============





Continued

               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE B.        INVESTMENT SECURITIES - CONTINUED

               Equity securities include the Bank's investment in the Federal Home Loan Bank, the Federal Reserve Bank and First National Bankers Bank. The Bank acquired $620,100 and $51,800 of additional stock in the Federal Home Loan Bank and no additional stock in the Federal Reserve Bank or First National Bankers Bank during 2000 and 1999, respectively. The Bank subsequently redeemed $103,900 and $51,900 of stock in the Federal Home Loan Bank during 2000 and 1999, respectively. This stock is considered a restricted stock as only banks which are members of these organizations may acquire or redeem the stock. The stock is redeemable at its face value; therefore, there are no gross unrealized gains or losses associated with these investments.

               Equity securities also reflect an investment in Sumx Inc. Britton & Koontz Capital Corporation invested $1 million during 1998 and $250,000 during 2000 in this electronic banking development and marketing company. This investment reflects an approximate 37.5% preferred interest in the voting stock of Sumx Inc. This investment is carried at equity, which is the cost of the investment adjusted for the Company's proportionate share of the investee's earnings or losses.

               Sumx Inc. incurred a net loss of $578,870 and $681,493 during 2000 and 1999, respectively. The Company's proportionate share of these losses were $206,836 and $238,523, respectively and are reflected in other income.

               The President and CEO and the Vice President of Britton & Koontz Capital Corporation serve as two of the three members of the Board of Directors of Sumx Inc. In addition, the Vice President of Britton & Koontz Capital Corporation individually owns 19.5% of the voting stock of Sumx Inc. The Company has also entered into an agreement with Sumx Inc. whereby this Vice President will devote substantially all of his time to the management of Sumx Inc. for up to two years for an annual fee of $90,000.

               Investment securities carried at approximately $40,942,000 (approximate market value $40,957,000) at December 31, 2000, and approximately $41,884,000 (approximate market value $40,979,000) at December 31, 1999, were pledged to collateralize public deposits and for other purposes as required by law or agreement.

Continued

               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE B.        INVESTMENT SECURITIES - CONTINUED

               The  amortized  cost and  approximate  market value of investment debt  securities  at December 31, 2000, by  contractual  maturity
               (including mortgage-backed securities), are shown below. Expected
               maturities  will  differ  from  contractual   maturities  because
               borrowers may have the right to call or prepay  obligations  with or without call or prepayment penalties.




                                                                                       Securities held-to-maturity
                                                                                   -----------------------------------
                                                                                                         Approximate
                                                                                      Amortized            Market

                                                                                        Cost                Value
                                                                                   ---------------     ---------------

               Due in one year or less                                             $           631     $           633
               Due after one year through five years                                     6,376,017           6,377,244
               Due after five years through ten years                                   10,427,349          10,556,104
               Due after ten years                                                      37,682,662          38,416,524
                                                                                   ---------------     ---------------

                                                                                   $    54,486,659     $    55,350,505
                                                                                   ===============     ===============



                                                                                      Securities available-for-sale
                                                                                   -----------------------------------
                                                                                                         Approximate
                                                                                      Amortized            Market

                                                                                        Cost                Value
                                                                                   ---------------     ---------------

               Due in one year or less                                             $     1,997,396     $     1,997,077
               Due after one year through five years                                             -                   -
               Due after five years through ten years                                            -                   -
               Due after ten years                                                       4,339,279           4,218,406
                                                                                   ---------------     ---------------

                                                                                   $     6,336,675     $     6,215,483
                                                                                   ===============     ===============










Continued








               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE C.        LOANS

               The Bank's loan portfolio at December 31, 2000 and 1999, consists of the following:



                                                                                       2000                 1999
                                                                                 ----------------    -----------------
               Commercial, financial and agricultural                            $     33,102,000    $      26,679,000
               Real estate-construction                                                10,883,000            8,035,000
               Real estate-mortgage                                                   123,192,000          116,204,000
               Installment                                                             19,513,000           18,924,000
               Overdrafts                                                                 218,000              230,000
                                                                                 ----------------    -----------------

               Total loans                                                       $    186,908,000    $     170,072,000
                                                                                 ================    =================

               Loans on which accrual of interest has been discontinued or reduced amount to approximately $1,078,943 and $750,329 at December 31, 2000 and 1999, respectively. If interest on such loans had been accrued, the income would have approximated
               $78,241 and $18,256 in 2000 and 1999, respectively.

               In the ordinary course of business, the Bank makes loans to its executive officers, principal stockholders, directors and to companies in which these borrowers are principal owners. Loans outstanding to such borrowers (including companies in which they are principal owners) amounted to $2,616,613 and $3,601,540 at December 31, 2000 and 1999, respectively. These loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features.

               Changes in these loans are as follows:

                                                                                       2000                 1999
                                                                                 ----------------    -----------------

               Balance at January 1                                              $      3,601,540    $       2,966,708
               New loans                                                                1,766,532            1,427,480
               Repayments                                                              (2,751,459)            (792,648)
                                                                                 ----------------    ------------------

               Balance at December 31                                            $      2,616,613    $       3,601,540
                                                                                 ================    =================








Continued








               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE D.        ALLOWANCE FOR LOAN LOSSES

               Changes in the allowance for loan losses are as follows:

                                                                                           2000              1999
                                                                                     --------------     --------------

               Balance at January 1                                                  $    1,150,249     $    1,061,052
                                                                                     --------------     --------------

                  Credits charged off                                                      (337,393)          (235,967)
                  Recoveries                                                                101,984             38,164
                                                                                     --------------     --------------
                  Net credits charged off                                                  (235,409)          (197,803)
                                                                                     --------------     --------------

                  Provision for loan losses                                                 968,721            287,000
                                                                                     --------------     --------------

               Balance at December 31                                                $    1,883,561     $    1,150,249
                                                                                     ==============     ==============

NOTE E.        LOAN SERVICING

               Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans were $10,662,581 and $1,473,480 in 2000 and 1999, respectively.

NOTE F.        BANK PREMISES AND EQUIPMENT

               A summary of Bank premises and equipment is as follows:

                                                                                           2000              1999
                                                                                     --------------     --------------

               Land                                                                  $    1,257,875     $      886,375
               Buildings                                                                  5,632,482          5,570,749
               Furniture and equipment                                                    5,439,078          5,019,162
               Leasehold improvements                                                       102,251            102,251
                                                                                     --------------     --------------
                                                                                         12,431,686         11,578,537
               Less accumulated depreciation                                              5,360,018          4,636,965
                                                                                     --------------     --------------

               Bank premises and equipment, net                                      $    7,071,668     $    6,941,572
                                                                                     ==============     ==============







Continued








               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE G.        TRUST DEPARTMENT ASSETS

               Property (other than cash deposits) held by the Bank in fiduciary or agency capacities for its customers is not included in the accompanying consolidated statements of financial condition as such items are not assets of the Bank. Trust fees are reported on the cash basis. The difference between cash basis and the accrual basis is immaterial.

NOTE H.        DEPOSITS

               Maturities of certificates of deposit of $100,000 or more outstanding at December 31, 2000 and 1999, are summarized as follows:

                                                                                        2000                1999
                                                                                   ---------------     ---------------

               Time remaining until maturity:

                  Three months or less                                             $    14,555,130     $    17,194,957
                  Over three through six months                                          6,485,698           5,849,038
                  Over six through twelve months                                         2,826,715           3,604,394
                  Over twelve months                                                    16,061,156           8,865,760
                                                                                   ---------------     ---------------

                                                                                   $    39,928,699     $    35,514,149
                                                                                   ===============     ===============

               Approximate scheduled maturities of certificates of deposits for each of the next five years are:

                                    2001                                           $    82,963,000
                                    2002                                                18,370,000
                                    2003                                                 7,230,000
                                    2004                                                 1,716,000
                                    2005                                                 6,409,000
                                    Thereafter                                           5,046,000
                                                                                   ---------------

                                                                                   $   121,734,000

Continued








               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE H.        DEPOSITS - CONTINUED

               Deposits at December 31, 2000 and 1999, consisted of the following:

                                                                                       2000                 1999
                                                                                 ----------------    -----------------

               Non-interest bearing demand deposits                              $     33,613,385    $      30,480,396
               NOW accounts                                                            28,771,291           33,005,686
               Money market deposit accounts                                           11,220,083           11,477,550
               Savings accounts                                                        16,016,895           15,930,068
               Certificates of deposit                                                121,733,846          107,492,804
                                                                                 ----------------    -----------------

                                                                                 $    211,355,500    $     198,386,504
                                                                                 ================    =================

NOTE I.        FEDERAL HOME LOAN BANK ADVANCES

               During 2000, the Bank received advances from and remitted payments to the Federal Home Loan Bank. On December 29, 2000, the
               Bank received a $26,175,000 advance which remained outstanding at December 31, 2000. This advance accrues interest at an annual rate of 6.85% and matures on January 2, 2001. The advance is collateralized by a portion of the Bank's one to four family residential mortgage portfolio in accordance with the Advance
               Security  and  Collateral  Agreement  with the Federal  Home Loan
               Bank.

               The Bank has two term loans with the Federal Home Loan Bank. The loans are for $500,000 each with interest rates ranging of 5.89% and 5.93%. These loans mature on June 26 and December 10, 2001, respectively.

               During 1999, the Bank received advances from and remitted payments to the Federal Home Loan Bank. On December 31, 1999, the
               Bank received a $17,850,000 advance which remained outstanding at December 31, 1999. This advance accrued interest at an annual rate of 5.79% and matured on January 10, 2000. The advance was collateralized by a portion of the Bank's one to four family residential mortgage portfolio in accordance with the advance security and collateral agreement with the Federal Home Loan
               Bank.

               Additionally, during 1999, the Bank had a $8,000,000 line of credit with the Federal Home Loan Bank bearing interest from 5.07% to 6.06%. At December 31, 1999, the Bank had drawn
               $7,000,000 on this line maturing in 2000.

Continued








               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE J.        EMPLOYEE BENEFIT PLANS

               The Bank has an employee  stock  ownership plan which is designed to invest primarily in employer stock. Essentially, all employees of the Britton & Koontz Capital  Corporation and its wholly-owned subsidiary are covered under this plan,  with employees  becoming
               fully   vested   in  their   benefits   after   seven   years  of
               participation. Employer contributions are determined by the Board of Directors each year and are allocated  among  participants  on the basis of their total  annual  compensation.  Dividends on the
               Company  stock owned by the plan are  recorded as a reduction  of retained earnings.  Operating  expenses include  contributions to the plan of $34,614 and  $40,000 in 2000 and 1999,  respectively.
               This  plan  owned  228,570  shares of  Britton  & Koontz  Capital
               Corporation stock, as of December 31, 2000 and 1999 at an overall cost to the plan of $5.82 per share.

               Employees  with one or more  years of  service  are  eligible  to participate  in a 401(k) plan  established  by the Bank effective
               January 1, 1997. Under this plan,  employees may contribute up to
               12%  of  their  yearly  salary,  not  to  exceed  $7,000.   These
               contributions are immediately 100% vested. Employer contributions are vested 20% after three years of service and an additional 20%
               for each  additional  year of service,  fully  vested after seven years of service.  Employer contributions to the plan are made at the discretion of the Board of Directors and  aggregated  $80,000 for the years ended December 31, 2000 and 1999.

               During 1996,  the Company  adopted a long-term  incentive plan in which all  employees  of the Company and the Bank are eligible to participate.  The  plan  provides  for  discretionary  grants  of various  incentives  including  stock  options;  shares of common
               stock  subject  to  restrictions   on  transfer,   forfeitability
               provisions or other limitations;  and shares of common stock, the issuance and  delivery of which may be subject to the  attainment of specified performance objectives.  A maximum of 160,000 shares of common stock is available for grant under the plan, subject to adjustment  on  account  of  stock  dividends  or  stock  splits, recapitalizations,  mergers,  consolidations  or other  corporate reorganizations.  The plan is  administered  by a committee of at least two

Continued








               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE J.        EMPLOYEE BENEFIT PLANS - CONTINUED

               non-employee   directors  as  appointed  by  the  full  Board  of
               Directors. During 1996, 1997 and 1998 the Company granted options to purchase a total of 77,124 shares. All options expire 10 years from the date of grant. 22,818 and 18,595 shares were exercisable as of December  31, 2000 and 1999,  respectively.  The summary of stock option activity is shown below:


                                                                                                         Weighted
                                                                                   Options                Average
                                                                                 Outstanding          Exercise Price
                                                                            -------------------    -------------------

               December 31, 1998                                                      77,124            $    12.61
               Options granted                                                             -            $     0.00
               Stock options exercised                                                     -            $     0.00
                                                                                  ----------

               December 31, 1999                                                      77,124            $    12.61
               Options granted                                                             -            $     0.00
               Stock options exercised                                                27,361            $     7.25
                                                                                  ----------

               December 31, 2000                                                      49,763            $    15.54
                                                                                  ==========





               The following table summarizes information about stock options outstanding at December 31, 2000:

    Exercise Price      Options Outstanding       Remaining Contractual Life

       $  19.94               30,000                        6.9 years
          11.39                8,558                        8.3 years
           6.93               11,205                        6.5 years













Continued

               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE J.        EMPLOYEE BENEFIT PLANS - CONTINUED

               During 1997, the Company adopted SFAS No 123, Accounting for Stock-Based Compensation, which requires companies to estimate the fair value for stock options on date of grant. Under SFAS No. 123, the Company is required to record the estimated fair value of stock options issued as compensation expense in its income statements over the related service periods or, alternatively, continue to apply accounting methodologies as prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and disclose the pro forma effects of the estimated fair value of stock options issued in the accompanying footnotes to its financial statements. The determination of fair value is only required for stock options issued beginning in 1996. In adopting SFAS No. 123, the Company decided to continue to follow the accounting methodologies as prescribed by APB Opinion No. 25.

               The pro forma effects of the total compensation expense that would have been recognized under SFAS No. 123 are as follows:




                                                                                       2000                  1999
                                                                                 ---------------        --------------

               Net income, as reported                                           $     2,690,692        $    2,560,910
               Pro forma net income                                              $     2,612,880        $    2,442,193
               Basic earnings per share, as reported                             $          1.29        $         1.23
               Pro forma basic earnings per share                                $          1.26        $         1.17
               Diluted earnings per share, as reported                           $          1.28        $         1.21
               Pro forma diluted earnings per share                              $          1.24        $         1.15

               In adopting SFAS No. 123, the Company utilized the  Black-Scholes
               Option Pricing Model to estimate the fair value of stock options granted using the following weighted average assumptions:

                           Expected dividend yield                2.94%
                           Expected option life                   7.25 years
                           Expected volatility                   25.00%
                           Risk-free interest rates               5.85%


               Based on the results of the model, the fair value of the stock options issued on the date of grant averaged $5.57 per share for the 77,124 shares granted.

Continued








               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE J.        EMPLOYEE BENEFIT PLANS - CONTINUED

               During 1994, the Bank entered into a nonqualified salary continuation plan with its executive officers. These officers will be entitled to agreed-upon benefits which will begin vesting when each participant reaches the age of fifty-five. The vested percentage will increase annually through the age of sixty-five when the officers will be fully vested. Payment of any benefits is contingent upon the officers' continued employment with the Bank through the age of fifty-five. The projected benefit to each officer at age sixty-five is allocated through a present value calculation to each year from inception of the plan through age sixty-five. The Plan also includes a change of control benefit for these officers. If any or all of the covered executives are terminated from employment within 36 months of a sale or acquisition of the Bank, the executive(s) may elect from the acquirer to receive fully vested income benefits as stated above, or to receive an agreed-upon lump-sum distribution, which would total $640,000 if all covered executives selected this option. The financial statements for the years ended December 31, 2000 and 1999, respectively, include $35,840 and $33,316 of expense related to this plan.

               In addition to other benefits, the Company provides medical insurance to its employees and makes medical insurance available to its employees' families. The Company self-insures up to $20,000 per person per year with a total annual maximum based on the number of covered employees ($297,392 and $258,351 at December 31, 2000 and 1999, respectively). Claims exceeding these annual limits are covered by traditional insurance contracts.

NOTE K.        LEASES

               The Bank entered into an operating lease during 1996 for a branch office. This facility is leased under a 10 year operating lease expiring in 2006 with a renewal option for an additional 5 years. During 1999, the Bank also entered into an operating lease for a loan production office. This facility is leased under a 3 year operating lease expiring in 2002 with a renewal option for an additional 3 years. All leases are of the normal operating type and generally short-term in nature and not susceptible to capitalization for financial accounting reporting purposes. Rent expense charged to income was $67,223 and $32,749 in 2000 and 1999, respectively.

               Future obligations for these leases at December 31, 2000 are as follows:

                                    2001                                62,975
                                    2002                                64,425
                                    2003                                29,925
                                    2004                                29,925
                                    2005                                29,925
                                    Thereafter                          19,950


Continued

               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE L.        INCOME TAX PROVISION

               The provision for income taxes included in the consolidated statements of income is as follows:


                                                 2000              1999
                                            --------------     --------------
               Current                      $    1,336,567     $    1,357,593
               Deferred                           (417,600)           (66,231)
                                            --------------     ---------------
                                            $      918,967     $    1,291,362
                                            ==============     ==============

               Accrued income taxes payable of $30,140 in 2000 are included in accrued taxes and other liabilities.

               Refundable income taxes of $14,404 in 1999 are included in other assets.

               Net deferred tax liabilities of $243,785 in 2000 and $564,462 in 1999, are included in accrued taxes and other liabilities. Amounts comprising deferred tax assets and liabilities are as follows:



                                                                                           2000              1999
                                                                                     --------------     --------------
               Deferred tax liability:
                  Provision for loan losses                                          $            -     $      168,641
                  Insurance                                                                  69,363             57,148
                  Discount accretion                                                          5,392              1,185
                  Depreciation                                                              674,042            621,098
                  Federal Home Loan Bank dividends                                          189,469            152,077
                  Purchase accounting adjustment amortization                                12,764             20,731
                  Self-insured medical plan                                                   9,681              9,681
                  Accrual to cash conversion                                                      -             44,915
                                                                                     --------------     --------------
               Total gross deferred tax liability                                    $      960,711     $    1,075,476
                                                                                     ==============     ==============
               Deferred tax asset:
                  Provision for loan losses                                          $      161,713     $            -
                  Unrealized loss on available-for-sale securities                           43,627            140,550
                  Deferred compensation                                                      69,337             55,969
                  Investee losses                                                           169,793             88,969
                  Other real estate                                                          76,607             66,756
                  Net operating loss                                                        144,097            158,770
                  Acquisition expenses                                                       51,752                  -
                                                                                     --------------     --------------
               Total gross deferred tax asset, net
                  of valuation allowance of $-0-                                     $      716,926     $      511,014
                                                                                     ==============     ==============


Continued








               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE L.        INCOME TAX PROVISION - CONTINUED

               The temporary differences resulting in deferred income taxes and the tax effect of each are as follows:

                                                                                           2000              1999
                                                                                     --------------     --------------

               Discount accretion                                                    $        4,207     $       (9,229)
               Depreciation                                                                  52,944             37,589
               Federal Home Loan Bank dividends                                              37,392             20,436
               Provision for loan losses                                                   (330,354)           (37,213)
               Amortization of purchase accounting adjustments                               (7,967)           (15,683)
               Insurance                                                                     12,215             12,066
               Deferred compensation                                                        (13,368)           (12,427)
               Self-insured medical plan                                                          -             (3,729)
               Unrealized loss on available-for-sale securities                              96,923           (148,783)
               Investee losses                                                              (80,824)           (88,969)
               Accrual to cash conversion                                                   (44,915)            22,369
               Other real estate                                                             (9,851)           (14,122)
               Net operating loss                                                            14,673             22,681
               Acquisition expenses                                                         (51,752)                 -
                                                                                     --------------     --------------
                                                                                     $     (320,677)    $     (215,014)
                                                                                     ==============     ==============

               The provision for federal income taxes is less than that computed by applying the federal statutory rate of 34% in 2000 and 1999, as indicated in the following analysis:

                                                                                           2000              1999
                                                                                     --------------     --------------

               Tax based on statutory rate                                           $    1,227,284     $    1,330,261
               State taxes                                                                  143,153            151,637
               Effect of tax-exempt income                                                 (110,798)           (46,795)
               Amortization of negative goodwill                                           (266,622)           (68,272)
               Other                                                                        (74,050)           (75,469)
                                                                                     --------------     --------------
                                                                                     $      918,967     $    1,291,362
                                                                                     ==============     ==============

               The income tax provision includes substantially no amounts in 1999 and 1998, resulting from securities transactions.

               For  federal  income  tax  purposes,  the bank has  approximately
               $380,000  of  net  operating  loss  carryforwards   available  at
               December 31,  2000, and  expiring  in 2006.  Due to the merger of
               Louisiana Bank & Trust into Britton & Koontz First National Bank, the Company is limited on its annual utilization of this loss.

Continued








               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE M.        SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

               At December 31, 2000 and 1999, the Bank had sold various investment securities with an agreement to repurchase these securities at various times within one year. The underlying securities are U.S. Government obligations and obligations of other U.S. Government agencies and corporations. These securities generally remain under the Bank's control and are included in investment securities. The related liability to repurchase these securities is included in securities sold under repurchase agreements. These securities have coupon rates ranging from 5.5% to 7.00% and maturity dates ranging from 2008 to 2009. The maximum amount of outstanding agreements at any month-end was $3,368,190 and $2,316,043 during 2000 and 1999, respectively. The monthly average amount of outstanding agreements was $1,901,530 and $1,874,606 during 2000 and 1999, respectively. At December 31, 2000, the securities underlying the repurchase agreements had an approximate amortized cost of $3,098,491 and an approximate market value of $3,019,201.

NOTE N.        REGULATORY MATTERS

               The primary sources of revenue of Britton & Koontz Capital Corporation are dividends from its subsidiary, Britton & Koontz First National Bank. On December 31, 2000, approximately $3,327,000 was available for future distribution by the Bank as dividends without prior approval of the banking regulatory agencies. However, such distribution would be subject to the requirements described in the following paragraphs.

               In accordance with Office of Thrift Supervision regulations, a special "Liquidation Account" has been established for the benefit of certain Qualifying Depositors of Natchez First Federal Savings Bank (acquired by Britton & Koontz First National Bank in
               1993) in an initial amount of approximately $2.8 million. The Liquidation Account serves as a restriction on the distribution of stockholders' equity in Britton & Koontz First National Bank, and no cash dividend may be paid on its capital stock if the effect thereof would be to cause the regulatory capital of Britton & Koontz First National Bank to be reduced below an amount equal to the adjusted Liquidation Account balance.

Continued

               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE N.        REGULATORY MATTERS - CONTINUED

               In the event of a complete liquidation of Britton & Koontz First National Bank, each Qualifying Depositor would be entitled to his or her pro rata interest in the Liquidation Account. Such claims would be paid before payment to Britton & Koontz Capital Corporation as the Britton & Koontz First National Bank's sole shareholder. A merger, consolidation, purchase of assets and assumption of deposits and/or other liabilities or similar transaction, with an FDIC-insured institution, would not be a complete liquidation for the purpose of paying the Liquidation Account. In such a transaction, the Liquidation Account would be required to be assumed by the surviving institution.

               The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory---and possibly additional discretionary---actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

               Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulation) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

               The most recent regulatory notification categorized the Bank as well capitalized under the regulatory capital framework. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

Continued






               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE N.        REGULATORY MATTERS - CONTINUED

               The Bank's actual capital amounts and ratios are also presented in the table.

                                                                     To Be Adequately                To Be Well
                                             Actual                     Capitalized                  Capitalized
                                 ----------------------------   -------------------------    -------------------------
                                     Amount          Ratio         Amount         Ratio        Amount         Ratio
                                 --------------   -----------   -----------   -----------    -----------   -----------
                                                                 (amounts in thousands)

As of December 31, 2000
-----------------------
Total Capital (to Risk-
    Weighted Assets)             $       24,033      13.68%     $    14,054        8.00%     $    17,568      10.00%
Tier I Capital (to Risk-
    Weighted Assets)             $       22,149      12.61%     $     7,026        4.00%     $    10,539       6.00%
Tier I Capital (to Average
    Assets)                      $       22,149       8.33%     $    10,636        4.00%     $    13,295       5.00%

As of December 31, 1999
-----------------------
Total Capital (to Risk-
    Weighted Assets)             $       21,703      14.03%     $    12,375        8.00%     $    15,469      10.00%
Tier I Capital (to Risk-
    Weighted Assets)             $       20,552      13.28%     $     6,190        4.00 %    $     9,286       6.00%
Tier I Capital (to Average
    Assets)                      $       20,552       8.56%     $     9,604        4.00 %    $    12,005       5.00%










Continued

               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE O.        COMMITMENTS AND CONTINGENCIES

               The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated statements of financial condition.

               Commitments to extend credit are agreements to lend money with fixed expiration dates or termination clauses. The Bank applies the same credit standards used in the lending process when extending these commitments, and periodically reassesses the customer's creditworthiness through ongoing credit reviews. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral is obtained based on the Bank's assessment of the transaction.

               Commercial letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk and collateralization policy involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.

               The Bank's maximum exposure to credit loss is represented by the contractual amount of the commitments to extend credit and letters of credit as follows:

                                                   2000                1999
                                               ------------        ------------

               Commitments to extend credit    $ 35,848,104        $ 31,951,659
                                               ============        ============

               Commercial letters of credit    $    864,795        $    904,795
                                               ============        ============

               The Bank is required to maintain average reserves at the Federal Reserve Bank. This requirement approximated $913,000 at December 31, 2000. The Bank is in compliance with this requirement.

Continued

               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE O.        COMMITMENTS AND CONTINGENCIES - CONTINUED

               Britton & Koontz Capital Corporation and its wholly-owned subsidiary, Britton & Koontz First National Bank, are involved in certain litigation incurred in the normal course of business. In the opinion of management and legal counsel, liabilities arising from such claims, if any, would not have a material effect upon the Company's consolidated financial statements.

NOTE P.        CONCENTRATIONS OF CREDIT

               Substantially all of the Bank's loans, commitments, and commercial letters of credit have been granted to customers in the Bank's market area. Investments in state and municipal securities also involve governmental entities in and around the Bank's market area. The concentrations of credit by type of loan are set forth in Note C. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial letters of credit are granted primarily to commercial borrowers.

NOTE Q.        DIVIDENDS

               Britton & Koontz Capital Corporation's only subsidiary, Britton & Koontz First National Bank, paid dividends to the Capital Corporation amounting to $1,550,000 $1,400,000, and $2,262,449 for the years 2000, 1999 and 1998, respectively.

NOTE R.        INTEREST RATE RISK MANAGEMENT

               During 2000, the Bank entered into an off-balance sheet interest rate swap agreement to reduce its interest-rate risk and to decrease its costs of funds for special deposit promotions. Under the terms of this agreement, the Bank receives a fixed rate and is obligated to pay a floating rate based on one month LIBOR plus 3 basis points calculated on a contractual notional amount of $10,000,000 at December 31, 2000. The original term is for five years ($5,000,000 notional), expiring in March, 2005 and ten years ($5,000,000 notional) expiring in March, 2010. The fixed payment rate was 7.4% and 8.0%, respectively during 2000. The average variable-payment rate was 6.52% at December 31, 2000. The interest differentials received from this agreement and recorded in current operations was $88,803 during 2000.

Continued

               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE R.        INTEREST RATE RISK MANAGEMENT - CONTINUED

               During 1999, the Bank entered into an off-balance sheet interest rate swap agreement to reduce its interest-rate risk and to decrease its costs of funds for special deposit promotions. Under the terms of this agreement, the Bank receives a fixed rate and is obligated to pay a floating rate based on three month LIBOR calculated on a contractual notional amount of $5,000,000 at December 31, 1999. The original term is for eighteen months, expiring in February, 2001. The fixed payment rate was 6.0% at December 31, 1999. The average variable-payment rate was 6.49% and 5.8% during 2000 and 1999, respectively. The interest differentials received from this agreement and recorded in current operations was $27,958 and $4,446 during 2000 and 1999, respectively.

               During 2000, the Bank entered into an off-balance-sheet interest-rate cap agreement to reduce the potential impact of increases in interest rates on floating-rate liabilities. The agreement entitles the Bank to receive from counterparties on a quarterly basis the amounts, if any, by which the three month LIBOR exceeds 7.0% computed on a $20 million notional amount. This interest-rate cap expires on August 22, 2002. At December 31, 2000, the original cost of the cap of $94,000 had been amortized into interest expense to a balance of $78,333.

               During 1998, the Bank entered into an off-balance-sheet interest-rate cap agreement to reduce the potential impact of increases in interest rates on floating-rate liabilities. The agreement entitles the Bank to receive from counterparties on a quarterly basis the amounts, if any, by which the three month LIBOR exceeds 6.0% computed on a $10 million notional amount. This interest-rate cap expired on September 22, 2000. At December 31, 2000, the original cost of the cap of $20,000 had been amortized into interest expense.

NOTE S.        ACQUISITION OF BRANCHES

               During 1999, the Bank acquired three bank branches from Union Planters Bank, N.A. The Bank paid a premium for the acquisition of $1,614,210. This premium relates to depositor and borrower relationships and is based on the estimated benefits attributable to the relationships that existed at the date of acquisition without regard to new depositors or borrowers that may replace them. This premium is being amortized over fifteen years, which is the estimated lives of these existing relationships.

Continued

               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE T.        BUSINESS COMBINATION

               Effective December 1, 2000, Britton & Koontz Capital Corporation merged with Louisiana Bancshares, Inc. and Britton & Koontz First National Bank merged with Louisiana Bank & Trust. This business combination was accounted for as a pooling of interests. Louisiana Bancshares and Louisiana Bank & Trust were merged into the operations of Britton & Koontz through the issuance of 321,670 shares of Britton & Koontz Capital Corporation stock in exchange for the 3,051,907 shares of outstanding common stock of Louisiana Bancshares. Additionally, options to purchase 447,099 shares of Louisiana Bancshares were exchanged for options to purchase 47,124 shares of Britton & Koontz Capital Corporation stock.

               The accompanying financial statements for 2000 and 1999 are based on the assumption that the Companies were combined for the full years.

               Summarized results of operations of the separate companies for 1999 and the period from January 1, 2000 through December 1, 2000, the date of the merger are as follows:






                                                       January 1 through                        Year ended
                                                       December 1, 2000                      December 31, 1999
                                            ------------------------------------    ----------------------------------

                                                Britton &          Louisiana           Britton &          Louisiana
                                                  Koontz           Bancshares            Koontz           Bancshares
                                            ----------------    ----------------    ---------------     --------------

               Interest income              $     15,904,633    $      3,229,763    $    14,106,105     $    3,383,746
               Interest expense                   (7,938,354)         (1,540,905)        (5,860,425)        (1,600,413)
                                            ----------------    ----------------    ---------------     --------------
                 Net interest income               7,966,279           1,688,858          8,245,680          1,783,333
               Provision for loan losses            (310,000)            (11,000)          (275,000)           (12,000)
                                            ----------------    ----------------    ---------------     --------------
                 Net income after
                   provision for

                   loan losses                     7,656,279           1,677,858          7,970,680          1,771,333
               Non-interest income                 2,341,081             128,905          1,717,903            169,708
               Non-interest expense               (6,607,675)         (1,526,372)        (6,353,786)        (1,423,566)
                                            ----------------    ----------------    ---------------     --------------
                 Net income before

                   income tax expense              3,389,685             280,391          3,334,797            517,475
               Income tax expense                 (1,150,650)           (150,000)        (1,114,561)          (176,801)
                                            ----------------    ----------------    ---------------     --------------

               Net income                   $      2,239,035    $        130,391    $     2,220,236     $      340,674
                                            ================    ================    ===============     ==============






Continued








               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE T.        BUSINESS COMBINATION - CONTINUED

               The summarized assets and liabilities of the separate companies as of December 1, 2000 (the date of acquisition) and December 31, 1999 were as follows:

                                                       December 1, 2000                      December 31, 1999
                                            ------------------------------------    ----------------------------------
                                                 Britton &          Louisiana           Britton &          Louisiana
                                                  Koontz           Bancshares            Koontz           Bancshares
                                            ----------------    ----------------    ---------------    -------------

               Cash and due from Banks      $     12,580,114    $      2,235,243    $     5,586,693    $   2,438,011
               Investment securities              60,830,635           6,601,813         52,765,838        2,896,611
               Loans, net                        157,184,641          31,592,580        139,140,966       29,690,511
               Bank premises and
                 equipment, net                    6,407,123             680,777          6,215,852          725,720
               Other assets                        5,651,331             997,066          5,144,503        7,297,362
                                            ----------------    ----------------    ---------------    -------------

               Total assets                 $    242,653,844    $     42,107,479    $   208,853,852    $  43,048,215
                                            ================    ================    ===============    =============

               Deposits                     $    185,430,406    $     36,360,862    $   166,317,270    $  32,069,234
               Federal Home Loan
                 Bank advances                    26,850,000           1,500,000         17,850,000        7,000,000
               Other liabilities                   9,166,314             386,928          4,534,841          252,724
                                            ----------------    ----------------    ---------------    -------------
                   Total liabilities             221,446,720          38,247,790        188,702,111       39,321,958
               Equity                             21,207,124           3,859,689         20,151,741        3,726,257
                                            ----------------    ----------------    ---------------    -------------
               Total liabilities

                 and equity                 $    242,653,844    $     42,107,479    $   208,853,852    $  43,048,215
                                            ================    ================    ===============    =============










Continued

               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE T.        BUSINESS COMBINATION - CONTINUED

               Following is a reconciliation of the amounts of net interest income and net income previously reported for 1999 with restated amounts:

                                                            Year ended
                                                        December 31, 1999


                  Net interest income:

                    As previously reported              $     8,245,680
                    Louisiana Bancshares                      1,783,333
                                                        ---------------

                    As restated                         $    10,029,013
                                                        ===============

               Net income:
                    As previously reported              $     2,220,236
                      Louisiana Bancshares                      340,674
                                                        ---------------

                    As restated                         $     2,560,910
                                                        ===============

               Basic earnings per share:
                    As previously reported              $          1.26
                                                        ===============

                    As restated                         $          1.23
                                                        ===============

               Diluted earnings per share:
                    As previously reported              $          1.26
                                                        ===============

                    As restated                         $          1.21
                                                        ===============














Continued

               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE U.        FAIR VALUE OF FINANCIAL INSTRUMENTS

               In December of 1991, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 107 relative to disclosures about fair values of financial instruments. The statement requires disclosure of financial instruments' fair values, as well as the methodology and significant assumptions used in estimating fair values. These requirements have been incorporated throughout the notes to the consolidated financial statements. In cases where quoted market prices are not available, fair values are based on estimates using present value techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates for those assets or liabilities cannot be substantiated by comparison to independent markets and, in many cases, can not be realized in immediate settlement of the instrument. All nonfinancial instruments, by definition, have been excluded from these disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company and may not be indicative of amounts that might ultimately be realized upon disposition or settlement of those assets and liabilities.

               The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is possible to estimate that value:

               Cash and Due From Banks

               Fair value equals the carrying value of such assets.

               Federal Funds Sold

               Due to the short-term nature of this asset, the carrying value of this item approximates its fair value.

               Investment Securities

               Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Continued

               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE U.        FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

               Cash Surrender Value of Life Insurance

               The fair value of this item approximates its carrying value.

               Loans, Net

               For variable rate loans which are repricing immediately, fair values are based on carrying values. Other variable rate loans, fixed rate commercial loans, installment loans, and mortgage loans are valued using discounted cash flows. The discount rates used to determine the present value of these loans are based on interest rates currently being charged by the Bank on comparable loans as to credit risk and term.

               Deposits

               The fair values of demand deposits are equal to the carrying value of such deposits. Demand deposits include non-interest bearing demand deposits, savings accounts, NOW accounts, and money market demand accounts. Discounted cash flows have been used to value fixed rate term deposits. The discount rate used is based on interest rates currently being offered by the Bank on comparable deposits as to amount and term.

               Federal Home Loan Bank Advances

               Due to the short-term nature of these liabilities, the carrying values of these items approximates their fair values.

               Securities Sold Under Repurchase Agreements

               The fair value of these items approximates their carrying values.

               Off-Balance Sheet Instruments

               Loan commitments are negotiated at current market rates and are relatively short-term in nature. Therefore, the estimated value of loan commitments approximates the face amount.

               Fair values for interest rate swaps and caps are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Continued






               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE U.        FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

               The estimated fair values of the Company's financial instruments are as follows:

                                                                                                 2000
                                                                                 -------------------------------------
                                                                                     Carrying               Fair
                                                                                      Amount                Value
                                                                                 ----------------    -----------------

               Financial assets:
                  Cash and due from banks                                        $      7,959,000    $       7,959,000
                  Investment securities:
                     Held-to-maturity                                            $     54,487,000    $      55,351,000
                     Available-for-sale                                          $      6,215,000    $       6,215,000
                     Equity securities                                           $      3,017,000    $       3,017,000
                  Cash surrender value of life insurance                         $        808,000    $         808,000
                  Loans                                                          $    184,977,000    $     187,305,000

               Financial liabilities:
                  Deposits                                                       $    211,356,000    $     212,043,000
                  Federal Home Loan Bank advances                                $     27,175,000    $      27,175,000
                  Securities sold under repurchase agreements                    $      2,840,000    $       2,840,000

                                                                                       Face                 Fair
                                                                                      Amount                Value
                                                                                 ----------------    -----------------

               Other:
                  Commitments to extend credit                                   $     35,848,000    $      35,848,000
                  Commercial letters of credit                                   $        865,000    $         865,000
                  Interest rate swaps                                                           -                8,000
                  Interest rate caps                                                            -                7,000













Continued








               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE U.        FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

                                                                                                 1999
                                                                                 -------------------------------------
                                                                                     Carrying               Fair
                                                                                      Amount                Value
                                                                                 ----------------    -----------------

               Financial assets:
                  Cash and due from banks                                        $      8,025,000    $       8,025,000
                  Federal funds sold                                             $      7,575,000    $       7,575,000
                  Investment securities:
                     Held-to-maturity                                            $     46,719,000    $      45,703,000
                     Available-for-sale                                          $      6,485,000    $       6,485,000
                     Equity securities                                           $      2,458,000    $       2,458,000
                  Cash surrender value of life insurance                         $        759,000    $         759,000
                  Loans                                                          $    168,831,000    $     167,784,000

               Financial liabilities:
                  Deposits                                                       $    198,387,000    $     197,914,000
                  Federal Home Loan Bank advances                                $     24,850,000    $      24,850,000
                  Securities sold under repurchase agreements                    $      1,482,000    $       1,482,000

                                                                                       Face                 Fair
                                                                                      Amount                Value
                                                                                 ----------------    -----------------

               Other:
                  Commitments to extend credit                                   $     31,952,000    $      31,952,000
                  Commercial letters of credit                                   $        905,000    $         905,000
                  Interest rate swaps                                                           -              (35,000)
                  Interest rate caps                                                            -               22,000














Continued








               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE V.        SUMMARIZED FINANCIAL INFORMATION OF BRITTON & KOONTZ CAPITAL
               CORPORATION



               Summarized  financial  information  of  Britton & Koontz  Capital
               Corporation, parent company only, is as follows:



                        STATEMENTS OF FINANCIAL CONDITION

                                                                                            December 31,
                                                                                       2000                 1999
                                                                                 ----------------    ----------------

               ASSETS:

                  Cash                                                           $        767,968    $        916,975
                  Investments in:
                     Britton & Koontz First National Bank                              23,491,078          21,831,339
                     Sumx Inc.                                                            794,790             751,626
                  Premise and equipment, net                                              200,420             205,971
                  Cash surrender value of life insurance                                   97,370              80,919
                  Other assets                                                            171,995              91,168
                                                                                 ----------------    ----------------

               TOTAL ASSETS                                                      $     25,523,621    $     23,877,998
                                                                                 ================    ================

               STOCKHOLDERS' EQUITY                                              $     25,523,621    $     23,877,998
                                                                                 ================    ================





















Continued








               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE V.        SUMMARIZED FINANCIAL INFORMATION OF BRITTON & KOONTZ CAPITAL
               CORPORATION - CONTINUED

                              STATEMENTS OF INCOME

                                                                                      Years Ended December 31,
                                                                                       2000                 1999
                                                                                 ----------------    ----------------

               REVENUE:
                  Dividends received:

                     Britton & Koontz First National Bank                        $      1,550,000    $      1,400,000
                  Interest and other income earned                                         21,700              11,227
                                                                                 ----------------    ----------------
                                                                                        1,571,700           1,411,227

               EXPENSES     243,889                                                        56,593
                         ----------                                              ----------------
                                                                                        1,327,811           1,354,634

               INCOME TAX BENEFIT                                                         (80,824)            (88,969)
                                                                                 ----------------    ----------------
                                                                                        1,408,635           1,443,603

               EQUITY IN UNDISTRIBUTED
                  EARNINGS (LOSSES):

                     Britton & Koontz First National Bank                               1,488,893           1,355,830
                     Sumx Inc.                                                           (206,836)           (238,523)
                                                                                 ----------------    ----------------

                            NET INCOME                                           $      2,690,692    $      2,560,910
                                                                                 ================    ================



Continued








               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE V.        SUMMARIZED FINANCIAL INFORMATION OF BRITTON & KOONTZ CAPITAL CORPORATION - CONTINUED

                            STATEMENTS OF CASH FLOWS

                                                                                      Years Ended December 31,
                                                                                       2000                 1999
                                                                                 ----------------    ----------------

               CASH FLOWS FROM OPERATING ACTIVITIES:

                  Net income                                                     $      2,690,692    $      2,560,910
                  Adjustments to reconcile net income to net
                     cash provided by operating activities:
                         Provision for depreciation                                         5,551               5,124
                         Equity on undistributed earnings
                            and losses of affiliates                                   (1,282,057)         (1,117,307)
                  Increase in cash surrender value of life insurance                      (16,451)            (10,469)
                  Increase in other assets                                                (80,827)            (89,807)
                                                                                 ----------------    ----------------

                            Net cash provided by operating
                             activities                                                 1,316,908           1,348,451
                                                                                 ----------------    ----------------

               CASH FLOWS FROM INVESTING ACTIVITIES:

                  Investment in Sumx Inc.                                                (250,000)                  -
                  Purchase of premise and equipment                                             -            (188,038)
                                                                                 ----------------    ----------------
                            Net cash used in investing activities                        (250,000)           (188,038)
                                                                                 ----------------    ----------------

               CASH FLOWS FROM FINANCING ACTIVITIES:

                  Cash dividends paid                                                  (1,156,979)         (1,060,238)
                  Cash paid for treasury stock                                           (257,375)                   -
                  Cash received from stock options exercised                              198,439                    -
                                                                                 ----------------    -----------------

                            Net cash used in financing activities                      (1,215,915)         (1,060,238)
                                                                                 ----------------    ----------------

               NET INCREASE (DECREASE) IN CASH                                           (149,007)            100,175
               CASH AT BEGINNING OF YEAR                                                  916,975             816,800
                                                                                 ----------------    ----------------
               CASH AT END OF YEAR                                               $        767,968    $        916,975
                                                                                 ================    ================

               SCHEDULE OF NONCASH INVESTING AND
                  FINANCING ACTIVITIES:

                     Change in unrealized gain on securities
                         available-for-sale, net of deferred
                         income taxes                                            $        170,846    $       (268,338)
                                                                                 ================    ================


                                  SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BRITTON & KOONTZ CAPITAL CORPORATION
                                            (Registrant)



                                            By: /s/ W. Page Ogden
                                                _______________________________
                                                 W. Page Ogden
                                                 President and
                                                 Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Signature                                            Title                                       Date


/s/ W. Page Ogden                                    President,                                  March 31, 2001
W. Page Ogden                                        Chief Executive
                                                     Officer and
                                                     Director
                                                     (Principal Executive Officer)


/s/ W. W. Allen, Jr.                                 Director                                    March 31, 2001
W. W. Allen, Jr.


/s/ Craig A. Bradford                                Director                                    March 31, 2001
Craig A. Bradford, DMD


/s/ James J. Cole                                    Director                                    March 31, 2001
James J. Cole



                                      {SIGNATURES CONTINUE ON FOLLOWING PAGE}



Signature                                            Title                                       Date


/s/ William J. Feltus, Jr.                           Chairman and                                March 31, 2001
William J. Feltus, Jr.                               Director


/s/ A. J. Ferguson                                   Director                                    March 31, 2001
A. J. Ferguson


/s/ C. Hayden Kaiser, Jr.                            Vice Chairman                               March 31, 2001
Hayden Kaiser, Jr.                                   and Director


/s/ Bazile R. Lanneau, Jr.                           Vice President, Chief                       March 31, 2001
Bazile R. Lanneau, Jr.                               Financial Officer, Treasurer,
                                                     Assistant Secretary and Director
                                                     (Principal Financial Officer)
                                                     (Principal Accounting Officer)


/s/ Albert W. Metcalfe                               Secretary and                               March 31, 2001
Albert W. Metcalfe                                   Director


/s/ Bethany L. Overton                               Director                                    March 31, 2001
Bethany L. Overton


/s/ R. Andrew Patty II                               Director                                    March 31, 2001
R. Andrew Patty II


/s/ Robert R. Punches                                Director                                    March 31, 2001
Robert R. Punches


/s/ Vinod K. Thukral, Ph.D.                          Director                                    March 31, 2001
Vinod K. Thukral, Ph.D.




                    EXHIBITS TO ANNUAL REPORT ON FORM 10-KSB

                     OF BRITTON & KOONTZ CAPITAL CORPORATION

                               FOR THE FISCAL YEAR

                             ENDED DECEMBER 31, 2000

                                  EXHIBIT INDEX



Exhibit                             Description of Exhibit

3.1 Restated Articles of Incorporation of Britton & Koontz Capital Corporation, incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997.*

3.2 By-Laws of Britton & Koontz Capital Corporation, as amended and restated, incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1998.*

4.1 Certain provisions defining the rights of Shareholders are found in the Articles of Incorporation and By-Laws of Britton & Koontz Capital Corporation. See Exhibits 3.1 and 3.2,above.*

4.2 Shareholder Rights Agreement dated June 1, 1996 between Britton & Koontz Capital Corporation and Britton & Koontz First National Bank, as Rights Agent, incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997.*

10.01 Employment Agreement dated December 31, 1996, between Britton & Koontz Capital Corporation and W. Page Ogden, incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 28, 1997.*

10.02 Employment Agreement dated December 31, 1996, between Britton & Koontz Capital Corporation and Bazile R. Lanneau, Jr., incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 28, 1997.*

10.03 Employment Agreement dated December 31, 1998, between Britton & Koontz Capital Corporation and James J. Cole, incorporated by reference to Exhibit 10.03 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999.*

10.04 Salary Continuation Plan Agreements dated September 26, 1994, between Britton & Koontz Capital Corporation and W. Page Ogden , Bazile R. Lanneau, Jr. and James J. Cole, incorporated by reference to Exhibit 10 to Registrant's Current Report on Form 10-QSB filed with the Commission on November 14, 1994*

10.05 System Purchase Agreement dated January 22, 1996 between the Britton & Koontz First National Bank and InterBank Systems, Inc., incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 29, 1996 and Form 10-KSB/A, Amendment Number 1, filed with the Commission on June 14, 1996.*

10.06 Independent Contractor Agreement dated January 22, 1996 between InterBank Systems, Inc. and Summit Research, Inc., incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 29, 1996 and Form 10-KSB/A, Amendment Number 1, filed with the Commission on June 14, 1996.*

10.07 Britton & Koontz Capital Corporation Long-Term Incentive Compensation Plan and Amendment, incorporated by reference to
                  Exhibit 4.4 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997.*

10.09 Stock Purchase Agreement dated December 3, 1998, between Britton & Koontz Capital Corporation and Sumx Inc incorporated by reference to Exhibit 10.09 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999.*

10.10             Investor  Rights  Agreement  dated  December  3,  1998,  among
                  Britton & Koontz Capital Corporation, Summit Research, Inc., Bazile R. Lanneau, Jr. and Sumx Inc. incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999.*

10.11 Voting Agreement dated December 3, 1998, among Britton & Koontz Capital Corporation, Summit Research, Inc. and Bazile R Lanneau, Jr. incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999.*

10.12 Management Service Agreement dated December 3, 1998, among Britton & Koontz Capital Corporation, Sumx Inc. and Bazile R. Lanneau, Jr. incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999.*

11                Statement re: Computation of per share earnings

21                Subsidiaries of the Registrant

23.1              Consent of Independent Auditors


*        As  indicated in the column  entitled  "Description  of Exhibit,"  this exhibit is incorporated by reference to another filing or document.