Form 10QSB
period 2001-03-31
BRITTON & KOONTZ CAPITAL CORP
filed 2001-05-15
CIK 707604

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB




(Mark One)

[X] Quarterly Report Under Section 13 Or 15 (d) Of the Securities Exchange Act Of 1934 For the Quarterly Period Ended March 31, 2001.

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

                             Telephone: 601-445-5576



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No. ____


2,109,055 Shares of Common Stock, Par Value $2.50, were issued and outstanding as of April 1, 2001.

                                                                         X
Transitional Small Business Disclosure Format:      Yes ______   No    ______

                      BRITTON & KOONTZ CAPITAL CORPORATION
                                 AND SUBSIDIARY


PART I.     FINANCIAL INFORMATION


     Item 1. Financial Statements (Unaudited)


     Consolidated Balance Sheets for March 31, 2001 and December 31, 2000

     Consolidated Statements of Income for the Three Months Ended March 31, 2001 and March 31, 2000

     Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended March 31, 2001 and March 31, 2000

     Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and March 31, 2000

     Notes to the Consolidated Financial Statements


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


PART II.     OTHER INFORMATION


     Item 2. Changes in Securities.

     Item 6. Exhibits and Reports on Form 8-K



                                   BRITTON & KOONTZ CAPITAL CORPORATION
                               CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                          FOR THE PERIODS ENDED



                                 A S S E T S                                 March 31,        December 31,
                                                                               2001              2000
                                                                        -----------------  ----------------
 Cash and due from banks:
       Non-interest bearing                                                $   6,812,141     $   7,629,471
       Interest bearing                                                          148,722           329,407
                                                                        -----------------  ----------------
              Total cash and due from banks                                    6,960,863         7,958,878
 Federal funds sold                                                                    -                 -
 Investment Securities:
       Held-to-maturity (market value, in 2001 and 2000,
           of $11,202,269 and $55,350,505, respectively)                      10,834,500        54,486,659
       Available-for-sale (amortized cost, in 2001 and 2000,
           of $53,208,420 and $6,336,675, respectively)                       54,578,828         6,215,483
       Equity securities, at cost less equity in unallocated losses              744,692           794,790
       Other equity securities                                                 2,249,050         2,222,350
 Loans, less unearned income of $39,042 in 2001 and
           $46,988 in 2000, and allowance for loan losses of
           $2,016,336 in 2001 and $1,883,561 in 2000                         179,628,315       184,977,163
 Loans held for sale                                                           4,895,154                 -
 Bank premises and equipment, net                                              7,052,539         7,071,668
 Goodwill                                                                      1,392,066         1,418,970
 Other real estate, net                                                          715,110           773,005
 Accrued interest receivable                                                   2,198,981         2,530,097
 Cash surrender value of life insurance                                          826,302           808,329
 Other assets                                                                    682,776           861,975
                                                                        -----------------  ----------------

 TOTAL ASSETS                                                              $ 272,759,176     $ 270,119,367
                                                                        =================  ================

                                 LIABILITIES

 Deposits
       Non-interest bearing                                                $  32,855,147     $  33,613,385
       Interest bearing                                                      177,038,925       177,742,115
                                                                        -----------------  ----------------
              Total deposits                                                 209,894,072       211,355,500

 Federal Home Loan Bank advances                                              29,800,000        27,175,000
 Federal funds purchased                                                               -                 -
 Securities sold under repurchase agreements                                   2,885,000         2,840,000
 Accrued interest payable                                                      1,232,919         1,887,243
 Advances from borrowers for taxes and insurance                                 211,662           440,834
 Accrued taxes and other liabilities                                           1,594,793           897,169
                                                                        -----------------  ----------------
              Total liabilities                                              245,618,446       244,595,746
                                                                        -----------------  ----------------

                             STOCKHOLDERS' EQUITY

 Common stock - $2.50 par value per share;  12,000,000 shares authorized; 2,109,055 and 2,101,534 shares issued and
           outstanding in 2001 and 2000, respectively                          5,308,888         5,290,085
 Additional paid-in capital                                                    7,189,563         7,156,245
 Retained earnings                                                            14,040,594        13,412,231
 Accumulated other comprehensive income                                          859,060           (77,565)
                                                                        -----------------  ----------------
                                                                              27,398,105        25,780,996
 Cost of 14,500 shares of common stock held by the company                      (257,375)         (257,375)
                                                                        -----------------  ----------------
              Total stockholders' equity                                      27,140,730        25,523,621

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 272,759,176     $ 270,119,367
                                                                        =================  ================



The accompanying notes are an integral part of these consolidated financial statements.





                BRITTON & KOONTZ CAPITAL CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME



                                                                            Three Months Ended
                                                                                 March 31,
                                                                     ---------------------------------
                                                                          2001              2000
                                                                     ---------------   ---------------
 INTEREST INCOME:
 Interest and fees on loans                                             $ 4,265,687       $ 3,852,388
 Interest on investment securities:
     Taxable interest income                                              1,016,193           925,734
     Exempt from federal taxes                                              121,652            74,825
 Interest on federal funds sold                                               5,260            68,966
                                                                     ---------------   ---------------
 Total interest income                                                    5,408,792         4,921,913
                                                                     ---------------   ---------------


 INTEREST EXPENSE:
 Interest on deposits                                                     2,176,613         1,925,078
 Interest on other borrowed funds                                           367,985           310,875
 Interest on securities sold under repurchase agreements                     37,359            18,469
                                                                     ---------------   ---------------
 Total interest expense                                                   2,581,957         2,254,422
                                                                     ---------------   ---------------

 NET INTEREST INCOME                                                      2,826,835         2,667,491

 Provision for loan losses                                                  165,000            73,000
                                                                     ---------------   ---------------

 NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                          2,661,835         2,594,491
                                                                     ---------------   ---------------

 OTHER INCOME:
 Service charges on deposit accounts                                        307,414           295,106
 Income from fiduciary activities                                            18,612            25,300
 Insurance premiums and commissions                                           5,934             5,183
 Gain/(loss) on sale of ORE                                                  (4,912)           38,819
 Gain/(loss) on sale of mortgage loans                                       29,779             7,670
 Amortization of negative goodwill                                                -            44,610
 Equity investee gains/(losses)                                             (50,099)          (19,113)
 Other                                                                      172,744           157,094
                                                                     ---------------   ---------------
 Total other income                                                         479,472           554,669
                                                                     ---------------   ---------------

 OTHER EXPENSES:
 Salaries                                                                 1,020,667           990,227
 Employee benefits                                                          159,054           159,691
 Director fees                                                               40,090            44,590
 Net occupancy expense                                                      167,833           174,916
 Equipment expenses                                                         208,822           188,515
 FDIC assessment                                                             10,405            10,783
 Stationery and supplies                                                     57,423            52,008
 Other real estate expense                                                    2,970             5,753
 Amortization of goodwill                                                    26,904            26,904
 Other                                                                      525,104           446,628
                                                                     ---------------   ---------------
 Total other expenses                                                     2,219,272         2,100,015
                                                                     ---------------   ---------------
 INCOME BEFORE INCOME TAX EXPENSE                                           922,035         1,049,145

 Income tax expense                                                         293,673           356,707
                                                                     ---------------   ---------------
 NET INCOME                                                             $   628,362       $   692,438
                                                                     ===============   ===============
 EARNINGS PER SHARE DATA:

 Basic earnings per share                                                    $ 0.30            $ 0.33
 Basic weighted shares outstanding                                        2,108,721         2,085,537

 Diluted earnings per share                                                  $ 0.30            $ 0.33
 Diluted weighted shares outstanding                                      2,109,439         2,086,247







 The accompanying notes are an integral part of these consolidated financial statements.








                                               BRITTON & KOONTZ CAPITAL CORPORATION
                                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                        FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000




                                                                                        Accumulated
                                      Common Stock         Additional                      Other                         Total
                                 -----------------------     Paid-in      Retained      Comprehensive     Treasury     Stockholders'
                                   Shares       Amount       Capital      Earnings         Income          Stock         Equity
                                 ----------   ----------   -----------   ------------  ---------------   ----------   -------------

 Balance at December 31, 1999    2,088,673    $5,221,683   $7,026,208    $ 11,878,518      $ (248,411)   $        -   $ 23,877,998

 Comprehensive Income:
     Net income                          -             -            -         692,439               -                      692,439

     Other comprehensive
     income (net of tax):
     Net change in unrealized
     gain/(loss)on securities
     available for sale, net
     of taxes for $10,436                                                                     (17,543)                     (17,543)




 Acquisition of Treasury Stock      (8,000)                                                                (143,250)      (143,250)


                                 ----------   ----------   -----------   ------------  ---------------   ----------   -------------
 Balance at March 31, 2000       2,080,673    $5,221,683   $7,026,208    $ 12,570,957      $ (265,954)   $ (143,250)  $ 24,409,644
                                 ==========   ==========   ===========   ============  ===============   ==========   =============


 Balance at December 31, 2000    2,101,534    $5,290,085   $7,156,245    $ 13,412,231      $  (77,565)   $ (257,375)  $ 25,523,621

 Comprehensive Income:
     Net income                          -             -            -         628,363               -                      628,363

     Other comprehensive
     income (net of tax):
     Net change in unrealized
     gain/(loss) on securities
     available for sale, net
     of taxes for $553,820                                                                    936,625                      936,625

 Issuance of common stock            7,521        18,803       33,318                                                       52,121

                                 ----------   ----------   -----------   ------------  ---------------   ----------   -------------
 Balance at March 31, 2001       2,109,055    $5,308,888   $7,189,563    $ 14,040,594      $  859,060    $ (257,375)  $ 27,140,730
                                 ==========   ==========   ===========   ============  ===============   ==========   =============









               BRITTON & KOONTZ CAPITAL CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     PERIODS ENDED MARCH 31,

                                                                                             2001             2000
                                                                                        ---------------   -------------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                                  $ 628,362       $ 692,438
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
         Deferred income taxes                                                                 404,351        (217,122)
         Provision for loan losses                                                             165,000          73,000
         Provision for depreciation                                                            183,459         168,860
         Stock dividends received                                                              (26,700)        (17,000)
         (Gain)/loss on sale of other real estate                                                4,912         (38,819)
         (Gain)/loss on sale of mortgage loans                                                 (29,779)         (7,670)
         Amortization/(accretion) of investment security
         premiums (discounts), net                                                             (38,397)         (9,565)
         Amortization of valuation adjustment on acquired loans                                  4,100           6,080
         Amortization of negative goodwill                                                           -         (44,610)
         Amortization of goodwill                                                               26,904          26,904
         Equity in investee (gains)/losses                                                      50,099          19,112
         Writedown of other real estate                                                              -          11,411
         (Increase)/decrease in accrued interest receivable                                    331,116          11,761
         (Increase)/decrease in cash surrender value                                           (17,973)        (21,904)
         (Increase)/decrease in other assets                                                   179,199        (168,513)
         (Increase)/decrease in accrued interest payable                                      (654,324)        189,870
         (Increase)/decrease in accrued taxes and other liabilities                            293,274         544,607

                                                                                        ---------------   -------------
         Net cash provided (used) by operating activities                                    1,503,603       1,218,840
                                                                                        ---------------   -------------


 CASH FLOWS FROM INVESTING ACTIVITIES
         (Increase)/decrease in federal funds sold                                                   -       1,075,000
         Proceeds from sales, maturities and paydowns
         of investment securities                                                            2,513,086       1,719,588
         Redemption of FHLB stock                                                                    -          13,600
         Purchase of FHLB stock                                                                      -        (216,700)
         Purchases of investment securities                                                 (6,249,250)     (5,916,013)
         (Increase)/decrease in loans                                                          314,372      (4,865,463)
         Proceeds from sale and transfers of other real estate                                  52,983          74,000
         Proceeds from sale of premises and equipment                                                -          81,127
         Purchase of premises and equipment                                                   (164,330)       (115,425)

                                                                                        ---------------   -------------
         Net cash (provided) used in investing activities                                   (3,533,139)     (8,150,286)
                                                                                        ---------------   -------------


 CASH FLOWS FROM FINANCING ACTIVITIES
         Increase /(decrease) in customer deposits                                          (1,461,428)      6,286,378
         Increase /(decrease) in brokered deposits                                                   -      10,000,000
         Increase /(decrease) in securities sold under
         repurchase agreements                                                                  45,000        (882,445)
         Increase /(decrease) in federal funds purchased                                             -         875,000
         Increase /(decrease) in FHLB advances                                               2,625,000      (9,700,000)
         Increase /(decrease) in advances from borrowers
         for taxes and insurance                                                              (229,172)       (214,001)
         Acquisition of treasury stock                                                               -        (143,250)
         Common stock issued                                                                    52,121               -

                                                                                        ---------------   -------------
         Net cash provided (used) by financing activities                                    1,031,521       6,221,682
                                                                                        ---------------   -------------

 Net Increase/(decrease)  in cash and due from banks                                          (998,015)       (709,764)
                                                                                        ---------------   -------------

 Cash and due from banks at beginning of period                                              7,958,878       8,024,693
                                                                                        ---------------   -------------

 Cash and due from banks at end of period                                                  $ 6,960,863     $ 7,314,929
                                                                                        ===============   =============








               BRITTON & KOONTZ CAPITAL CORPORATION
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                     PERIODS ENDED MARCH 31,



                                                                                             2001             2000
                                                                                        ---------------   -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


         Cash paid during the year for interest                                           $  3,236,281     $ 2,063,862
                                                                                        ===============   =============

         Cash paid during the year for income taxes                                       $    410,298     $   266,910
                                                                                        ===============   =============

         Transfer of debt securities , net                                                $ 46,101,893     $         -
                                                                                        ===============   =============




               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2001 AND DECEMBER 31, 2000





Note A.  Basis of Presentation

          The accompanying consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 2000, has been derived from the audited financial statements of the Company for the year then ended. The accompanying consolidated financial statements as of March 31, 2001, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position and operating results of the periods presented. Certain 2000 amounts have been reclassified to conform to the 2001 presentation.



Note B.  Nonperforming Assets.

          Nonperforming assets at March 31, 2001 and December 31, 2000, were as follows:

                                                   03/31/01           12/31/00
                                                     (dollars in thousands)
                                                 ---------          ----------
         Nonaccrual loans by type
             Real estate                         $     788          $     950
             Installment                                 2                 39
             Commercial and all other loans            106                 89
                                                 ----------         ----------
                Total nonaccrual loans                 896              1,078
         Loans past due 90 days or more                562                311
                                                 ----------         ----------
               Total nonperforming loans             1,458              1,389
         Other real estate owned (net)                 715                773
                                                 ----------         ----------
                Total nonperforming assets        $  2,173          $   2,162
                                                 ==========         ==========
         Nonperforming loans as a percent
         of loans, net of unearned interest
         and loans for sale                            .80%               .74%




Note C.  Allowance for Loan Losses

          The following table reflects the transactions in the allowance for loan losses for the three months ended March 31, 2001 and 2000:


                                                   03/31/01           03/31/00
                                                     (dollars in thousands)
                                                   ----------         ----------
         Balance at beginning of year              $   1,884          $   1,151

         Provision charged to operations                 165                 73

         Charge offs                                     (62)               (42)
         Recoveries                                       29                 37
                                                   ----------         ----------
         Net recoveries (charge offs)                    (33)                (5)
                                                   ----------        -----------
         Balance at end of period                  $   2,016          $   1,219
                                                   ==========        ===========

         Allowance for loan losses as a percent
         of loans, net of unearned interest
         and loans held for sale                        1.11%               .70%

Note D.  Loans Held-for-Sale

          Loans held-for-sale are primarily thirty year and fifteen year fixed rate, one to four family real estate loans which are valued at the lower of cost or market, as determined by outstanding commitments from investors or current investor yield requirements, calculated on an individual basis. Unrealized losses on loans held-for-sale are charged against income in the period of decline. Such declines are recorded in a valuation allowance account and deducted from the cost basis of the loans. Gains on loans are recognized when realized.

                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

          This discussion is intended to supplement the consolidated financial statements, expand on material changes in financial condition since year end and to compare the operating results for the three months ended March 31, 2001, to the same period in 2000.


             Financial Condition

          Earning Assets. Earning assets averaged $254.8 million in the first quarter of 2001, a $15.3 million (6%) increase from the first quarter 2000 average of $239.5 million. The increase was due to growth in the investment portfolio (13%) and moderate loan growth (7%) in existing markets as well as the bank's expanding presence to Vicksburg, Mississippi and Baton Rouge, Louisiana. Investment and loan growth has been funded by an increase in deposits and borrowed funds along with the reinvestment of proceeds from securities paydowns.

          Asset Quality. Several key measures are used to evaluate and monitor the Company's asset quality. These measures include total delinquencies, nonaccrual loans and other real estate owned by the bank. The banks nonperforming loan ratio increased slightly to .80% at March 31, 2001 from .74% at December 31, 2000. This increase is due primarily to increases in loans past due 90 days or more offset by decreases in nonaccrual loans along with the movement of $4.8 million from the portfolio to available for sale. The breakdown of nonperforming loans at March 31, 2001, and December 31, 2000, respectively, are shown in Note B.

          Allowance for Possible Loan Losses. The allowance for possible loan losses was increased to $2.016 million at March 31, 2001, compared to $1.219 million at March 31, 2000. The ratio of the allowance for possible loan losses to loans, net of unearned income and loans held for sale, increased to 1.11% at March 31, 2001, from .70% a year ago. The bank increased its allowance for loan losses in anticipation of expanded commercial loan growth in the Baton Rouge, Louisiana and Vicksburg, Mississippi markets. The Company regularly reviews the reserve for possible loan losses to maintain an adequate level to absorb loan losses that may be inherent in the portfolio. The bank's 1-4 family residential first mortgage loans represent nearly 50% of the total portfolio with very little history of loss. Therefore, management is of the opinion that the provision is adequate at March 31, 2001.

          Other Real Estate. Other real estate decreased to $715 thousand at March 31, 2001, from $773 thousand at December 31, 2000.


          Securities. Securities primarily consist of mortgage-backed, U.S. government agencies and municipal securities. Securities that are deemed to be held-to-maturity are accounted for by the amortized cost method while securities in the available-for-sale category are accounted for at fair value. Management determines the classification of its securities at acquisition, however, approximately $46 million of the Company's held-to-maturity portfolio was transferred to available-for-sale pursuant to the adoption of FAS 133 on January 1, 2001. Total investment securities increased 6% to $68 million due primarily to the purchase of $2.5 million tax-exempt municipal bonds and the securitization of approximately $3.8 million in 1-4 family residential mortgage loans. Other equity securities, comprised of Federal Reserve Bank stock of $239 thousand, Federal Home Loan Bank stock of $2.0 million, increased $27 thousand due to the retention of dividend income.

          Liquidity. Principal sources of liquidity for the Company are asset cash flows, customer deposits and the ability to borrow against investment securities and loans. The Company's cash and cash equivalents decreased $998 thousand to $7.0 million at March 31, 2001. Cash provided by operating and financing activities increased by $1.5 million and $1.0 million, respectively, while investing activities used $3.5 million.

          Deposits. Deposits decreased to $209.9 million at March 31, 2001 compared to $211.4 million at December 31, 2000 due to the Company calling $10 million in outstanding Brokered CD's. Excluding this call, deposits increased 4%.

          Capital. Shareholders' equity totaled $27.1 million at March 31, 2001, compared to $25.5 million at December 31, 2000. The increase is primarily the result of net income and comprehensive income over the first quarter totaling $628 thousand and $859 thousand, respectively. Comprehensive income is the result of unrealized gains in available-for-sale securities. The ratio of Shareholders' equity to assets increased to 10.0% at March 31, 2001 compared to 9.4% at December 31, 2000. The Company maintained a total capital to risk weighted assets ratio of 14.30%, a Tier 1 capital to risk weighted assets ratio of 13.14% and a leverage ratio of 8.52%. These levels substantially exceed the minimum requirements of the regulatory agencies for well-capitalized institutions of 10.00%, 6.00% and 5.00% respectively.


             Results of Operations

          First three months of 2001 compared to the first three months of 2000

          Analysis of Net Income. Net income decreased to $628.4 thousand or $.30 per share from $692.4 thousand or $.33 per share. Factors contributing to this decrease from period to period were the banks decision to increase the provision set up for loan loss reserve by $92 thousand, the elimination of the bank's amortization of negative goodwill in the last quarter of 2000, which accounted for $45 thousand and additional merger expenses of approximately $33 thousand in connection with the Louisiana Bank and Trust
     (LBT) acquisition completed in December 2000. Excluding these items, net income would have approximated $798 thousand or $.38 per share. During this period, the bank's core income comprised of service charges on deposit accounts, internet fees and other retail service fees, remains high. Returns on average assets and average equity for the first three months of 2001 were .92% and 10.21%, respectively.

          Analysis of Net Interest Income. Net interest income (NII), the amount by which interest income on loans, investments and other interest earning assets exceeds interest expense on deposits and other borrowed funds, increased $159 thousand or 6% to $2.83 million for the period ended March 31, 2001, from $2.67 million during the first quarter of 2000. The growth is due primarily from growth in earning assets along with a shift in asset mix from lower yielding mortgage loans to higher yielding commercial loans. The increase in NII is a result of total volume variance of $191 thousand offset by $32 thousand due to lower rates.

          Provision for Loan Losses. A thorough analysis of current economic conditions and the quality of the loan portfolio are conducted on a monthly basis. These analysis are used in the computation of the adequacy of the allowance for loan losses. Beginning in January 2001, the Company increased the monthly provision for loan loss expense to $55 thousand in anticipation of expanded commercial loan growth in markets outside Natchez, Mississippi.

          Non-Interest Income. Non-interest income decreased to $479 thousand from $555 thousand due primarily to the elimination of the bank's amortization of negative goodwill in December 2000 along with additional losses recorded from the Company's investment in Sumx Inc.

          Non-Interest Expense. Non-interest expense increased 6% or $119 thousand to $2.2 million for the three-month period ended March 31, 2001 due to increases in salaries and employee benefits, merger expenses related to the LBT acquisition and employee expenses related to bank conferences and schools.

          Pretax Income. The combination of the above factors produced a 12% decrease in pretax income to $922 thousand compared to $1.1 million for the same period in the previous year.

          Income Taxes. Income taxes decreased to $294 thousand for the three months ended March 31, 2001, from $357 thousand for same period last year.


  PART II.  OTHER INFORMATION

          Item 2. Changes in Securities. In adopting FAS 133, the Company transferred approximately $46 million from held-to-maturity portfolio to available-for-sale.

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


              (b)      Reports on Form 8-K

                       None

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Report  includes  "forward-looking  statements"  within the meaning of
     Section 27A of the Securities Act of 1933 , as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Company's expectations. Forward-looking statements have been and will be made in written documents and oral presentations of the Company. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in the Company's documents or oral presentations, the words "anticipate", "estimate", "expect", "objective", "projection", "forecast", "goal" and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing market conditions, availability or cost of capital, employee workforce factors, costs and other effects of legal and administrative proceedings, and changes in federal, state or local legislative requirements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.








                                     BRITTON & KOONTZ CAPITAL CORPORATION




   May 15, 2001                      _________________________________________
                                     W. Page Ogden
                                     President and Chief Executive Office




   May 15, 2001                      _________________________________________
                                     Bazile R. Lanneau, Jr.
                                     Vice President and Chief Financial Officer





                                      EXHIBIT 11

                    Statement Re: Computation of Per Share Earnings




                                                              Three Months Ended
                                                                     March
                                                      ----------------------------------
                                                           2001              2000
                                                      ----------------  ----------------

Basic:
   Average shares outstanding:                              2,108,721         2,085,537

       Net effect of the assumed
       exercise of stock options-
       based on the treasury stock
       method using average stock prices                            0                 0
                                                      ----------------  ----------------

                         Total                              2,108,721         2,085,537
                                                      ================  ================

Net income                                                 $  628,393        $  692,439
                                                      ================  ================

Net income per share                                       $     0.30        $     0.33
                                                      ================  ================






Diluted:
   Average shares outstanding:                              2,108,721         2,085,537

       Net effect of the assumed exercise
       of stock options based on the
       treasury stock method using
       average market price or period
       end market price, whichever is higher                        0               710
                                                      ----------------  ----------------

                         Total                              2,108,721         2,086,247
                                                      ================  ================

Net income                                                 $  628,393        $  692,439
                                                      ================  ================

Net income per share                                       $     0.30        $     0.33


