Form 10QSB
period 2001-06-30
BRITTON & KOONTZ CAPITAL CORP
filed 2001-08-14
CIK 707604

U. S. SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-QSB




(Mark One)

[X] Quarterly Report Under Section 13 Or 15(d) Of the Securities Exchange Act Of 1934 For the Quarterly Period Ended June 30, 2001.

[ ] Transition Report Pursuant To Section 13 or 15 (d) Of the Securities Exchange Act of 1934



                         Commission File Number 0-22606



                      BRITTON & KOONTZ CAPITAL CORPORATION




                                                              64-0665423
         Mississippi                                         (IRS Employer
   (State of Incorporation)                               Identification No.)



                   500 Main Street, Natchez, Mississippi 39120

                             Telephone: 601-445-5576



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No. ____

2,109,055 Shares of Common Stock, Par Value $2.50, were issued and outstanding as of July 1, 2001.


Transitional Small Business Disclosure Format:  Yes ____  No  X

                           BRITTON & KOONTZ CAPITAL CORPORATION
                                 AND SUBSIDIARY


PART I.     FINANCIAL INFORMATION


         Item 1.    Financial Statements (Unaudited)


     Consolidated Balance Sheets for June 30, 2001 and December 31, 2000

     Consolidated  Statements  of Income for the Three and Six Months Ended June
          30, 2001 and June 30, 2000

     Consolidated  Statements  of  Changes in  Stockholders'  Equity for the Six
          Months Ended June 30, 2001 and June 30, 2000

     Consolidated  Statements  of Cash Flows for the Six  Months  Ended June 30,
          2001 and June 30, 2000

     Notes to the Consolidated Financial Statements



         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation



PART II.     OTHER INFORMATION


         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a vote of Security holders.

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

         Signature




                                   BRITTON & KOONTZ CAPITAL CORPORATION
                               CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                          FOR THE PERIODS ENDED



                                 A S S E T S                                June 30,        December 31,
                                                                              2001              2000
                                                                        -----------------  ----------------

 Cash and due from banks:
       Non-interest bearing                                                  $ 7,197,779       $ 7,629,471
       Interest bearing                                                        1,531,893           329,407
                                                                        -----------------  ----------------
              Total cash and due from banks                                    8,729,672         7,958,878

 Federal funds sold                                                              610,000                 -
 Investment Securities:
       Held-to-maturity (market value, in 2001 and 2000,
           of $12,655,945 and $55,350,505, respectively)                      12,450,872        54,486,659
       Available-for-sale (amortized cost, in 2001 and 2000,
           of $50,050,593 and $6,336,675, respectively)                       51,001,206         6,215,483
       Equity securities, at cost less equity in unallocated losses              686,466           794,790
       Other equity securities                                                 2,270,350         2,222,350
 Loans, less unearned income of $33,566 in 2001 and
           $46,988 in 2000, and allowance for loan losses of
           $2,036,083 in 2001 and $1,883,561 in 2000                         182,588,864       184,977,163
 Bank premises and equipment, net                                              7,051,320         7,071,668
 Goodwill                                                                      1,365,162         1,418,970
 Other real estate, net                                                          927,478           773,005
 Accrued interest receivable                                                   2,145,638         2,530,097
 Cash surrender value of life insurance                                          838,138           808,329
 Other assets                                                                    542,446           861,975
                                                                        -----------------  ----------------

 TOTAL ASSETS                                                              $ 271,207,612     $ 270,119,367
                                                                        =================  ================

                                 LIABILITIES

 Deposits
       Non-interest bearing                                                 $ 34,587,007      $ 33,613,385
       Interest bearing                                                      176,589,358       177,742,115
                                                                        -----------------  ----------------
              Total deposits                                                 211,176,365       211,355,500

 Federal Home Loan Bank advances                                              27,500,000        27,175,000
 Securities sold under repurchase agreements                                   2,605,000         2,840,000
 Accrued interest payable                                                      1,149,634         1,887,243
 Advances from borrowers for taxes and insurance                                 230,902           440,834
 Accrued taxes and other liabilities                                           1,318,462           897,169
                                                                        -----------------  ----------------
              Total liabilities                                              243,980,363       244,595,746
                                                                        -----------------  ----------------

                             STOCKHOLDERS' EQUITY

 Common stock - $2.50 par value per share;  12,000,000 shares authorized; 2,109,055 and 2,101,534 shares issued and
           outstanding in 2001 and 2000, respectively                          5,308,888         5,290,085
 Additional paid-in capital                                                    7,189,563         7,156,245
 Retained earnings                                                            14,388,677        13,412,231
 Accumulated other comprehensive income                                          597,496           (77,565)
                                                                        -----------------  ----------------
                                                                              27,484,624        25,780,996
 Cost of 14,500 shares of common stock held by the company                      (257,375)         (257,375)
                                                                        -----------------  ----------------
              Total stockholders' equity                                      27,227,249        25,523,621

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 271,207,612     $ 270,119,367
                                                                        =================  ================





The accompanying notes are an integral part of these financial statements







             BRITTON & KOONTZ CAPITAL CORPORATION
               CONSOLIDATED STATEMENTS OF INCOME

                                                                    Three Months Ended               Six Months Ended
                                                                         June 30,                        June 30,
                                                               ----------------------------    ----------------------------
                                                                    2001            2000            2001            2000
                                                               ------------   -------------    ------------   -------------

 INTEREST INCOME:
 Interest and fees on loans                                    $ 4,304,673    $  4,164,657     $ 8,570,360    $  8,017,045
 Interest on investment securities:
     Taxable interest income                                       931,588       1,013,402       1,947,781       1,939,136
     Exempt from federal taxes                                     150,992          78,341         272,644         153,166
 Interest on federal funds sold                                      8,083          55,552          13,343         124,518
                                                               ------------   -------------    ------------   -------------

 Total interest income                                           5,395,336       5,311,952      10,804,128      10,233,865
                                                               ------------   -------------    ------------   -------------


 INTEREST EXPENSE:
 Interest on deposits                                            1,981,661       2,121,534       4,158,274       4,046,612
 Interest on other borrowed funds                                  368,605         345,606         736,590         656,481
 Interest on securities sold under repurchase agreements            35,718          11,187          73,077          29,656
                                                               ------------   -------------    ------------   -------------

 Total interest expense                                          2,385,984       2,478,327       4,967,941       4,732,749
                                                               ------------   -------------    ------------   -------------


 NET INTEREST INCOME                                             3,009,352       2,833,625       5,836,187       5,501,116

 Provision for loan losses                                         120,000          93,000         285,000         166,000
                                                               ------------   -------------    ------------   -------------


 NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                 2,889,352       2,740,625       5,551,187       5,335,116
                                                               ------------   -------------    ------------   -------------


 OTHER INCOME:
 Service charges on deposit accounts                               300,926         313,520         608,340         608,626
 Income from fiduciary activities                                   16,670          17,727          35,282          43,027
 Insurance premiums and commissions                                  4,744           5,758          10,678          10,941
 Gain/(loss) on sale of ORE                                              -               -          (4,912)         38,819
 Gain/(loss) on sale of mortgage loans                              73,726          12,666         103,505          20,336
 Gain/(loss) on sale of securities                                 129,287               -         129,287               -
 Gain/(loss) on sale of premises & equipment                          (928)              -            (928)
 Other real estate income                                                -           2,525               -               -
 Amortization of negative goodwill                                       -          42,550               -          87,160
 Equity investee gains/(losses)                                    (58,227)        (48,320)       (108,325)        (67,433)
 Other                                                             138,506         139,732         311,250         296,826
                                                               ------------   -------------    ------------   -------------

 Total other income                                                604,704         486,158       1,084,177       1,038,302
                                                               ------------   -------------    ------------   -------------


 OTHER EXPENSES:
 Salaries                                                          905,473         985,151       1,926,140       1,975,377
 Employee benefits                                                 164,023         160,431         323,077         320,122
 Director fees                                                      39,940          45,040          80,030          89,630
 Net occupancy expense                                             182,946         138,669         350,779         313,585
 Equipment expenses                                                221,166         252,034         429,988         440,549
 FDIC assessment                                                     9,776           8,885          20,181          19,668
 Stationery and supplies                                            57,795          64,451         115,218         116,459
 Other real estate expense                                           2,355               -           5,325           3,228
 Amortization of goodwill                                           26,904          26,904          53,808          53,808
 Other                                                             481,447         513,734       1,006,551         960,362
                                                               ------------   -------------    ------------   -------------

 Total other expenses                                            2,091,825       2,195,299       4,311,097       4,292,788
                                                               ------------   -------------    ------------   -------------


 INCOME BEFORE INCOME TAX EXPENSE                                1,402,231       1,031,484       2,324,267       2,080,630

 Income tax expense                                                421,432         335,016         715,105         691,723
                                                               ------------   -------------    ------------   -------------


 NET INCOME                                                    $   980,799    $    696,468     $ 1,609,162    $  1,388,907
                                                               ============   =============    ============   =============


 EARNINGS PER SHARE DATA:

 Basic earnings per share                                           $ 0.47          $ 0.33          $ 0.76          $ 0.67
 Basic weighted shares outstanding                               2,109,055       2,080,735       2,108,889       2,083,136

 Diluted earnings per share                                         $ 0.46          $ 0.33          $ 0.76          $ 0.67
 Diluted weighted shares outstanding                             2,110,935       2,081,453       2,111,190       2,083,854




The accompanying notes are an integral part of these financial statements





                                             BRITTON & KOONTZ CAPITAL CORPORATION
                                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000




                                                                                         Accumulated
                                        Common Stock         Additional                    Other                       Total
                                  ------------------------    Paid-in      Retained     Comprehensive  Treasury     Stockholders'
                                    Shares      Amount        Capital      Earnings       Income        Stock         Equity
                                  ---------- ------------- ------------- ------------  ------------  ------------  ------------

 Balance at December 31, 1999     2,088,673   $ 5,221,683   $ 7,026,208  $ 11,878,518   $ (248,411)   $        -   $ 23,877,998

 Comprehensive Income:
     Net income                           -             -             -     1,388,907            -                    1,388,907

     Other comprehensive
        income (net of tax):
     Net change in unrealized
        gain/(loss) on securities
        available for sale, net
        of taxes for $21,303                                                                68,281                       68,281

 Acquisition of Treasury Stock      (14,500)                                                            (257,375)      (257,375)

 Cash Dividend declared
        $.30 per share                                                       (526,519)                                 (526,519)

                                  ---------- ------------- ------------- ------------  ------------  ------------  ------------
 Balance at June 30, 2000         2,074,173   $ 5,221,683   $ 7,026,208  $ 12,740,906   $ (180,130)   $ (257,375)  $ 24,551,292
                                  ========== ============= ============= ============  ============  ============  ============


 Balance at December 31, 2000     2,101,534   $ 5,290,085   $ 7,156,245  $ 13,412,231   $  (77,565)   $ (257,375)  $ 25,523,621

 Comprehensive Income:
     Net income                           -             -             -     1,609,162            -                    1,609,162

     Other comprehensive
        income (net of tax):
     Net change in unrealized
        gain/(loss) on securities
        available for sale, net
        of taxes for $398,261                                                              675,061                      675,061

 Cash Dividend declared
        $.30 per share                                                       (632,716)                                 (632,716)

 Issuance of common stock             7,521        18,803        33,318                                                  52,121

                                  ---------- ------------- ------------- ------------  ------------  ------------  ------------
 Balance at June 30, 2001         2,109,055   $ 5,308,888   $ 7,189,563  $ 14,388,677   $  597,496    $ (257,375)  $ 27,227,249
                                  ========== ============= ============= ============  ============  ============  ============






The accompanying notes are an integral part of these financial statements







               BRITTON & KOONTZ CAPITAL CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      PERIODS ENDED JUNE 30,

                                                                                             2001             2000
                                                                                        ---------------   --------------

 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                             $    1,609,162    $   1,388,907
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
         Deferred income taxes                                                                 178,486          (37,659)
         Provision for loan losses                                                             285,000          166,000
         Provision for losses on foreclosed real estate                                              -           23,000
         Provision for depreciation                                                            366,918          344,594
         Stock dividends received                                                              (48,000)         (54,500)
         (Gain)/loss on sale of other real estate                                                4,912          (38,819)
         (Gain)/loss on sale of mortgage loans                                                (103,505)         (20,336)
         (Gain)/loss on sale of investment securities                                         (129,287)               -
         (Gain)/loss on sale of premises and equipment                                             925                -
         Amortization/(accretion) of investment security
         premiums (discounts), net                                                             (85,134)         (35,437)
         Amortization of valuation adjustment on acquired loans                                  7,790           11,570
         Amortization of negative goodwill                                                           -          (87,160)
         Amortization of goodwill                                                               53,808           53,808
         Equity in investee (gains)/losses                                                     108,325           67,433
         Writedown of other real estate                                                          9,999                -
         (Increase)/decrease in accrued interest receivable                                    384,459         (481,052)
         (Increase)/decrease in cash surrender value                                           (29,809)         (32,491)
         (Increase)/decrease in other assets                                                   319,529          (73,394)
         (Increase)/decrease in accrued interest payable                                      (737,609)         532,036
         (Increase)/decrease in accrued taxes and other liabilities                            242,808          626,177
                                                                                        ---------------   --------------
         Net cash provided (used) by operating activities                                    2,438,777        2,352,677
                                                                                        ---------------   --------------

 CASH FLOWS FROM INVESTING ACTIVITIES
         (Increase)/decrease in federal funds sold                                            (610,000)       2,825,000
         Proceeds from sales, maturities and paydowns
         of investment securities                                                           13,154,616        3,141,313
         Redemption of FHLB stock                                                                    -           30,600
         Purchase of FHLB stock                                                                      -         (268,900)
         Purchases of investment securities                                                (15,015,071)     (12,091,015)
         (Increase)/decrease in loans                                                        1,976,646      (19,330,261)
         Proceeds from sale and transfers of other real estate                                  52,983           74,000
         Proceeds from sale of premises and equipment                                                -                -
         Proceeds from sale of premises and equipment                                           20,964                -
         Purchase of premises and equipment                                                   (368,459)        (564,216)
                                                                                        ---------------   --------------
         Net cash (provided) used in investing activities                                     (788,321)     (26,183,479)
                                                                                        ---------------   --------------

 CASH FLOWS FROM FINANCING ACTIVITIES
         Increase /(decrease) in customer deposits                                           9,820,865       15,271,971
         Increase /(decrease) in brokered deposits                                         (10,000,000)      10,000,000
         Increase /(decrease) in securities sold under
         repurchase agreements                                                                (235,000)        (282,445)
         Increase /(decrease) in federal funds purchased                                             -                -
         Increase /(decrease) in FHLB advances                                                 325,000        1,990,000
         Increase /(decrease) in advances from borrowers
         for taxes and insurance                                                              (209,932)        (134,110)
         Cash dividends paid                                                                  (632,716)        (526,519)
         Acquisition of treasury stock                                                               -         (257,375)
         Common stock issued                                                                    52,121
                                                                                        ---------------   --------------
         Net cash provided (used) by financing activities                                     (879,662)      26,061,522
                                                                                        ---------------   --------------
 Net Increase/(decrease)  in cash and due from banks                                           770,794        2,230,720
                                                                                        ---------------   --------------
 Cash and due from banks at beginning of period                                              7,958,878        8,024,693
                                                                                        ---------------   --------------
 Cash and due from banks at end of period                                               $    8,729,672    $  10,255,413
                                                                                        ===============   ==============




The accompanying notes are an integral part of these financial statements









               BRITTON & KOONTZ CAPITAL CORPORATION
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                      PERIODS ENDED JUNE 30,



 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:                                          2001             2000
                                                                                        ---------------   --------------

         Cash paid during the year for interest                                         $    5,705,550    $   4,183,338
                                                                                        ===============   ==============

         Cash paid during the year for income taxes                                     $      728,008    $     594,900
                                                                                        ===============   ==============

         Transfer of debt securities , net                                              $   46,101,893    $           -
                                                                                        ===============   ==============





The accompanying notes are an integral part of these financial statements




               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2001 AND DECEMBER 31, 2000


Note A.  Basis of Presentation

     The accompanying consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 2000, has been derived from the audited financial statements of the Company for the year then ended. The accompanying consolidated financial statements as of June 30, 2001, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position and operating results of the periods presented. Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

Note B.  Nonperforming Assets.

         Nonperforming assets at June 30, 2001 and December 31, 2000, were as follows:



                                                                      06/30/01           12/31/00
                                                                    ----------          ---------
                                                                        (dollars in thousands)
         Nonaccrual loans by type
             Real estate                                             $     761          $     950
             Installment                                                     2                 39
             Commercial and all other loans                                317                 89
                                                                     ---------          ---------
                Total nonaccrual loans                                   1,080              1,078
         Loans past due 90 days or more                                    804                311
                                                                     ---------          ---------
               Total nonperforming loans                                 1,884              1,389
         Other real estate owned (net)                                     927                773
                                                                     ---------          ---------
                Total nonperforming assets                           $   2,811          $   2,162
                                                                     =========          =========
         Nonperforming loans as a percent
         of loans, net of unearned interest
         and loans for sale                                              1.02%               .74%




Note C.  Allowance for Loan Losses

         The following table reflects the transactions in the allowance for loan losses for the six months ended June 30, 2001 and 2000:



                                                                       06/30/01         12/31/00
                                                                     ----------        ---------
                                                                        (dollars in thousands)


         Balance at beginning of year                               $    1,884         $   1,151

         Provision charged to operations                                   285               166

         Charge offs                                                      (185)              (83)
         Recoveries                                                         52                56
                                                                    ----------         ----------
         Net recoveries (charge offs)                                     (133)              (27)
                                                                    ----------         ----------
         Balance at end of period                                   $    2,036         $   1,290
                                                                    ==========         ==========

         Allowance for loan losses as a percent
         of loans, net of unearned interest
         and loans held for sale                                          1.10%              .70%





           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

     This discussion is intended to supplement the consolidated financial statements, expand on material changes in financial condition since year end and to compare the operating results for the six months ended June 30, 2001, to the same period in 2000.


             Financial Condition

     Earning Assets. Earning assets averaged $254.3 million during the six months ended June 30, 2001, an $8.8 million (4%) increase compared to the same period a year ago. The increase was due to growth in the investment portfolio (9%) and moderate loan growth (4%) in existing markets as well as the bank's expanding presence to Baton Rouge, Louisiana. Excluding brokered deposits, investment and loan growth has been funded by an increase in local market deposits along with the reinvestment of proceeds from securities paydowns.

     Asset Quality. Several key measures are used to evaluate and monitor the Company's asset quality. These measures include total delinquencies, nonaccrual loans and other real estate owned by the bank. The bank's nonperforming loan ratio increased to 1.02% at June 30, 2001 from .74% at December 31, 2000. This increase is due primarily to the movement of one multi-family FHA loan to the past due 90 days or more category. The breakdown of nonperforming loans at June 30, 2001, and December 31, 2000, respectively, are shown in Note B.

     Allowance for Possible Loan Losses. The allowance for possible loan losses was increased to $2.036 million at June 30, 2001, compared to $1.290 million at June 30, 2000. The ratio of the allowance for possible loan losses to loans, net of unearned income and loans held for sale, increased to 1.10% at June 30, 2001, from .70%, a year ago. The bank increased its allowance for loan losses in the last quarter of 2000 in anticipation of expanded commercial loan growth in the Baton Rouge, Louisiana and Vicksburg, Mississippi markets. As expected, commercial loans grew 15% during the first six months of this year, validating management's decision to increase the monthly provision during 2001. At the same time, the bank experienced an increase in net chargeoffs of $106 thousand compared to the same period a year ago. The Company regularly reviews the reserve for possible loan losses in order to maintain an adequate level to absorb loan losses that may be inherent in the portfolio. The bank's 1-4 family residential mortgage loans, while decreasing, still represent over 30% of the total portfolio with very little history of loss. Therefore, management is of the opinion that the provision is adequate at June 30, 2001.

     Other Real Estate. Other real estate increased to $927 thousand at June 30, 2001, from $773 thousand at December 31, 2000.

     Securities. Securities primarily consist of mortgage-backed, municipal and corporate securities. Securities that are deemed to be held-to-maturity are accounted for by the amortized cost method while securities in the available-for-sale categories are accounted for at fair value. Management determines the classification of its securities at acquisition, however, approximately $46 million of the Company's held-to-maturity portfolio was transferred to available-for-sale pursuant to the adoption of FAS 133 on January 1, 2001. Total investment securities increased 4% to $64.1 million due primarily to maturities and paydowns of $6.7 million, the purchase of $5.2 million tax-exempt municipal bonds and the securitization of approximately $3.8 million in 1-4 family residential mortgage loans. Other equity securities, comprised of Federal Reserve Bank stock of $239 thousand and Federal Home Loan Bank stock of $2.0 million, increased $48 thousand due to the retention of dividend income.

     Liquidity. Principal sources of liquidity for the Company are asset cash flows, customer deposits and the ability to borrow against investment securities and loans. The Company's cash and cash equivalents increased $771 thousand to $8.7 million at June 30, 2001. Cash provided by operating activities increased by $2.4 million, while investing and financing activities used $788 thousand and $880 thousand, respectively.

     Deposits. Customer deposits increased to $211.2 million at June 30, 2001, compared to $201.4 million at December 31, 2000, allowing for the Company to call $10 million in outstanding Brokered CDs.

     Capital. Shareholders' equity totaled $27.2 million at June 30, 2001, compared to $25.5 million at December 31, 2000. The increase is primarily the result of net income and comprehensive income over the first six months totaling $1.6 million and $597 thousand, respectively. Comprehensive income is the result of unrealized gains in available-for-sale securities. The ratio of shareholders' equity to assets increased to 10.0% at June 30, 2001, compared to 9.4% at December 31, 2000. The Company maintained a total capital to risk weighted assets ratio of 14.63%, a Tier 1 capital to risk weighted assets ratio of 13.89% and a leverage ratio of 9.35%. These levels substantially exceed the minimum requirements of the regulatory agencies for well-capitalized institutions of 10.00%, 6.00% and 5.00% respectively.

             Results of Operations

        First six months of 2001 compared to the first six months of 2000

     Analysis of Net Income. Net income increased to $1.6 million or $.76 per share from $1.4 million or $.67 per share. The bank's decision to begin selling 1-4 family mortgage originations instead of funding within the portfolio accounted for an $84 thousand increase in gains from sales for the comparison period. After-tax gain on the sale of investment securities of $79 thousand and a shift in the asset mix from mortgage loans to higher yielding commercial loans also contributed to the increase in overall net income. Offsetting these increases was the bank's decision to increase the provision expense set up for the reserve for loan losses by $119 thousand. During this period the bank's noninterest income, comprised of service charges on deposit accounts, internet fees and other retail service fees, remained steady. Returns on average assets and average equity for the first six months of 2001 were 1.19% and 11.93%, respectively, compared to 1.06% and 11.39% for the same period a year ago.

     Analysis of Net Interest Income. Net interest income (NII), the amount by which interest income on loans, investments and other interest earning assets exceed interest expense on deposits and other borrowed funds, increased $335 thousand or 6% to $5.8 million for the period ended June 30, 2001, from $5.5 million during the first half of 2000. The growth is due primarily to growth in earning assets along with a shift in asset mix from lower yielding mortgage loans to higher yielding commercial loans. The increase in NII is a result of total volume and rate variance of $228 thousand and $108 thousand, respectively.

     Provision for Loan Losses. The Company assesses current economic conditions and the quality of the loan portfolio on a regular basis to determine the adequacy of the allowance for loan losses. Beginning in January 2001, the Company budgeted a monthly provision for loan loss expense of $55 thousand in anticipation of expanded commercial loan growth in markets outside Natchez, Mississippi. Reduced estimates of losses and loan growth caused the bank to adjust provision expense downward in the 2nd quarter to $40 thousand per month.

     Non-Interest Income. Non-interest income increased slightly to $1.1 million from $1.0 million. The bank's core income continues to remain strong offsetting the elimination of amortization of negative goodwill in the last half of 2000.

     Non-Interest Expense. Non-interest expense remained stable at $4.3 million for the six month period ended June 30, 2001.

     Pretax Income. The combination of the above factors produced a 12% increase in pretax income to $2.3 million compared to $2.1 million for the same period in the previous year.

     Income Taxes. Income taxes increased to $715 thousand for the six months ended June 30, 2001, from $692 thousand for same period last year.

  PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

                  None

         Item 2.  Changes in Securities

                  None

         Item 3.  Defaults Upon Senior Securities

                  None

         Item 4.  Submission of Matters to a vote of Security holders.

(a)      April 26, 2001; 2001 Annual Meeting of Shareholders

(b)      The following directors were  re-elected  by Shareholders at the Annual
         Meeting:

         For three-year terms expiring in 2004: (Class II) W. W. Allen, Jr., Craig A. Bradford, D.M.D., W. J. Feltus III and Vinod K. Thukral, Ph.D.

         For a one-year term expiring in 2002: (Class III) R. Andrew Patty II.

Directors whose term of office as a director continued after the meeting and the expiration date of their current term are: James J. Cole (2002), C. H. Kaiser, Jr. (2002), Bazile R. Lanneau, Jr. (2002), Albert W. Metcalfe (2002), A. J. Ferguson (2003), W. Page Ogden (2003), Bethany L. Overton (2003) and Robert R. Punches (2003).

(c) The following directors were elected by Shareholders at the Annual Meeting by the votes indicated:


                                 For         Against    Abstain       Total

W. W. Allen, Jr.               1,249,335      5,192        0        1,254,527
Craig A. Bradford, D.M.D.      1,249,335      5,192        0        1,254,527
W. J. Feltus III               1,249,335      5,192        0        1,254,527
Vinod K. Thukral, Ph.D.        1,249,335      5,192        0        1,254,527
R. Andrew Patty II             1,249,335      5,192        0        1,254,527



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

         10.05 System Purchase Agreement dated January 22, 1996, between the Britton & Koontz First National Bank and InterBank Systems, Inc., incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 29, 1996 and Form 10-KSB/A, Amendment Number 1, filed with the Commission on June 14, 1996.

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

         11    Statement,  re: computation of per share earnings



(b)      Reports on Form 8-K

     On February 15, 2001, the Company filed a current report on Form 8-K/A, dated December 1, 2000, amending an original 8-K, dated December 1, 2001. The purpose of the amended filing was to present the financial statements of the business acquired and the pro forma financial information that were omitted from the Original Report as permitted by items 7(a)(4) and 7(b)(2) of form 8-K.

     The Company filed a current report on Form 8-K, dated February 16, 2001, reporting fourth quarter 2000 earnings.

     The Company filed a current report on Form 8-K, dated May 23, 2001, announcing a semi-annual dividend of $.30 per share payable June 15, 2001 to shareholders of record as of May 31, 2001.

     The Company filed a current report on Form 8-K, dated May 25, 2001, reporting first quarter 2001 earnings.




                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Report  includes  "forward-looking  statements"  within the meaning of
     Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties, which could cause the actual results to differ materially from the Company's expectations. Forward-looking statements have been and will be made in written documents and oral presentations of the Company. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in the Company's documents or oral presentations, the words "anticipate", "estimate", "expect", "objective", "projection", "forecast", "goal" and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing market conditions, availability or cost of capital, employee workforce factors, costs and other effects of legal and administrative proceedings, and changes in federal, state or local legislative requirements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.





                                    BRITTON & KOONTZ CAPITAL CORPORATION



  August 14, 2001                   /s/ W. Page Ogden
                                    ____________________________________________
                                    President and Chief Executive Office




  August 14, 2001                    /s/ Bazile R. Lanneau, Jr.
                                     ___________________________________________
                                     Vice President and Chief Financial Officer



                                                          EXHIBIT 11

                                          Statement Re: Computation of Per Share Earnings




                                                              Three Months Ended                      Six Months Ended
                                                                    June                                   June
                                                     ----------------------------------    -------------------------------------
                                                          2001               2000                2001                2000
                                                     ----------------   ---------------    ------------------  -----------------

Basic:
   Average shares outstanding:                             2,109,055         2,080,735             2,108,889          2,083,136

       Net effect of the assumed
       exercise of stock options-
       based on the treasury stock
       method using average stock prices                           -                 -                     -                  -
                                                     ----------------   ---------------    ------------------  -----------------

                         Total                             2,109,055         2,080,735             2,108,889          2,083,136
                                                     ================   ===============    ==================  =================

Net income                                           $       980,799    $      696,468     $       1,609,162   $       1,388,907
                                                     ================   ===============    ==================  =================

Net income per share                                 $          0.47    $         0.33     $            0.76   $            0.67
                                                     ================   ===============    ==================  =================






Diluted:
   Average shares outstanding:                             2,109,055         2,080,735             2,108,889          2,083,136

       Net effect of the assumed exercise
       of stock options based on the
       treasury stock method using
       average market price or period
       end market price, whichever is higher                     844               844                 1,390                844
                                                     ----------------   ---------------    ------------------  -----------------

                         Total                             2,109,899         2,081,579             2,110,279          2,083,980
                                                     ================   ===============    ==================  =================

Net income                                           $       980,799    $      696,468     $       1,609,162   $      1,388,907
                                                     ================   ===============    ==================  =================

Net income per share                                 $          0.46    $         0.33     $            0.76   $           0.67
                                                     ===============    ===============    ==================  =================

