Form 10QSB
period 2001-09-30
BRITTON & KOONTZ CAPITAL CORP
filed 2001-11-14
CIK 707604

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report Under Section 13 Or 15 (d) Of the Securities Exchange Act Of 1934 For the Quarterly Period Ended September 30, 2001.

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

                             Telephone: 601-445-5576



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No. ____


2,109,055 Shares of Common Stock, Par Value $2.50, were issued and outstanding as of October 1, 2001.


Transitional Small Business Disclosure Format:  Yes      No X

                           BRITTON & KOONTZ CAPITAL CORPORATION
                                      AND SUBSIDIARY


PART I.    FINANCIAL INFORMATION


         Item 1. Financial Statements (Unaudited)


      Consolidated Balance Sheets for September 30, 2001 and December 31, 2000

      Consolidated  Statements  of  Income  for the Three and  Nine Months Ended
           September 30, 2001 and September 30, 2000

      Consolidated Statements of Changes in  Stockholders'  Equity  for the Nine
           Months  Ended  September  30,  2001 and September 30, 2000

      Consolidated Statements of Cash Flows for the Nine  Months Ended September
           30, 2001 and September 30, 2000

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

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

         Signature


                                   BRITTON & KOONTZ CAPITAL CORPORATION
                               CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                          FOR THE PERIODS ENDED



                                 ASSETS                                   September 30,      December 31,
                                                                              2001              2000
                                                                        -----------------  ----------------
 Cash and due from banks:
       Non-interest bearing                                                  $ 7,013,705       $ 7,629,471
       Interest bearing                                                          613,482           329,407
                                                                        -----------------  ----------------
              Total cash and due from banks                                    7,627,187         7,958,878

 Federal funds sold                                                                    -                 -
 Investment Securities:
       Held-to-maturity (market value, in 2001 and 2000,
           of $16,354,761 and $55,350,505, respectively)                      15,998,862        54,486,659
       Available-for-sale (amortized cost, in 2001 and 2000,
           of $47,156,557 and $6,336,675, respectively)                       48,914,701         6,215,483
       Equity securities, at cost less equity in unallocated losses              640,117           794,790
       Other equity securities                                                 2,421,200         2,222,350
 Loans, less unearned income of $28,180 in 2001 and
           $46,988 in 2000, and allowance for loan losses of
           $2,102,787 in 2001 and $1,883,561 in 2000                         184,341,766       184,977,163
 Bank premises and equipment, net                                              7,123,926         7,071,668
 Goodwill                                                                      1,338,258         1,418,970
 Other real estate, net                                                        1,639,243           773,005
 Accrued interest receivable                                                   2,281,708         2,530,097
 Cash surrender value of life insurance                                          847,280           808,329
 Other assets                                                                    752,926           861,975
                                                                        -----------------  ----------------

 TOTAL ASSETS                                                              $ 273,927,174     $ 270,119,367

                                                                        =================  ================

                                 LIABILITIES

 Deposits
       Non-interest bearing                                                 $ 32,779,072      $ 33,613,385
       Interest bearing                                                      177,221,009       177,742,115
                                                                        -----------------  ----------------
              Total deposits                                                 210,000,081       211,355,500

 Federal Home Loan Bank advances                                              28,530,000        27,175,000
 Securities sold under repurchase agreements                                   2,605,000         2,840,000
 Accrued interest payable                                                      1,164,429         1,887,243
 Advances from borrowers for taxes and insurance                                 252,072           440,834
 Accrued taxes and other liabilities                                           2,835,175           897,169
                                                                        -----------------  ----------------
              Total liabilities                                              245,386,757       244,595,746
                                                                        -----------------  ----------------


                             STOCKHOLDERS' EQUITY

 Common stock - $2.50 par value per share; 12,000,000 shares authorized; 2,109,055 and 2,101,534 shares issued
           and outstanding in 2001 and 2000, respectively                      5,308,888         5,290,085
 Additional paid-in capital                                                    7,189,563         7,156,245
 Retained earnings                                                            15,216,500        13,412,231
 Accumulated other comprehensive income                                        1,082,841           (77,565)
                                                                        -----------------  ----------------
                                                                              28,797,792        25,780,996
 Cost of 14,500 shares of common stock held by the company                      (257,375)         (257,375)
                                                                        -----------------  ----------------
              Total stockholders' equity                                      28,540,417        25,523,621

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 273,927,174     $ 270,119,367
                                                                        =================  ================





            BRITTON & KOONTZ CAPITAL CORPORATION
              CONSOLIDATED STATEMENTS OF INCOME

                                                                  Three Months Ended               Nine Months Ended
                                                                    September 30,                    September 30,
                                                             ----------------------------    ------------------------------

                                                                2001            2000             2001            2000
                                                             ------------   -------------    -------------   --------------

 INTEREST INCOME:
 Interest and fees on loans                                   $4,234,043      $4,407,030     $ 12,804,403     $ 12,424,075
 Interest on investment securities:
     Taxable interest income                                     869,550       1,002,418        2,817,331        2,941,554
     Exempt from federal taxes                                   195,567         102,038          468,211          255,204
 Interest on federal funds sold                                    3,219          89,110           16,562          213,628
                                                             ------------   -------------    -------------   --------------

 Total interest income                                         5,302,379       5,600,596       16,106,507       15,834,461
                                                             ------------   -------------    -------------   --------------


 INTEREST EXPENSE:
 Interest on deposits                                          1,850,925       2,368,478        6,009,199        6,415,090
 Interest on other borrowed funds                                352,019         429,034        1,088,609        1,085,515
 Interest on securities sold under repurchase agreements          31,522          25,603          104,599           55,259
                                                             ------------   -------------    -------------   --------------

 Total interest expense                                        2,234,466       2,823,115        7,202,407        7,555,864
                                                             ------------   -------------    -------------   --------------


 NET INTEREST INCOME                                           3,067,913       2,777,481        8,904,100        8,278,597

 Provision for loan losses                                       120,000          93,000          405,000          259,000
                                                             ------------   -------------    -------------   --------------


 NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                               2,947,913       2,684,481        8,499,100        8,019,597
                                                             ------------   -------------    -------------   --------------


 OTHER INCOME:
 Service charges on deposit accounts                             296,625         328,487          922,295          937,113
 Income from fiduciary activities                                 15,687          18,176           50,969           61,203
 Insurance premiums and commissions                                5,596           7,751           16,274           18,692
 Gain/(loss) on sale of ORE                                            -           3,260           (4,912)          42,079
 Gain/(loss) on sale of mortgage loans                           102,850          31,301          206,355           51,637
 Gain/(loss) on sale of securities                                     -               -          129,287                -
 Gain/(loss) on sale of premises & equipment                           -               -             (928)
 Other real estate income                                              -               -                -                -
 Amortization of negative goodwill                                     -          40,590                -          127,750
 Equity investee gains/(losses)                                  (46,349)        (78,309)        (154,674)        (145,742)
 Other                                                           144,085         146,056          438,005          442,882
                                                             ------------   -------------    -------------   --------------

 Total other income                                              518,494         497,312        1,602,671        1,535,614
                                                             ------------   -------------    -------------   --------------


 OTHER EXPENSES:
 Salaries                                                      1,063,815         982,550        2,989,955        2,957,927
 Employee benefits                                               166,981         163,097          490,058          483,219
 Director fees                                                    39,940          42,990          119,970          133,970
 Net occupancy expense                                           184,131          77,667          534,910          465,038
 Equipment expenses                                              223,429         297,442          653,417          737,991
 FDIC assessment                                                   9,608           5,890           29,789           25,558
 Stationery and supplies                                          56,607          17,110          171,825          133,569
 Other real estate expense                                         9,854             362           15,179            3,590
 Amortization of goodwill                                         26,904          26,904           80,712           80,712
 Other                                                           475,123         554,432        1,481,674        1,439,658
                                                             ------------   -------------    -------------   --------------

 Total other expenses                                          2,256,392       2,168,444        6,567,489        6,461,232
                                                             ------------   -------------    -------------   --------------


 INCOME BEFORE INCOME TAX EXPENSE                              1,210,015       1,013,349        3,534,282        3,093,979

 Income tax expense                                              382,192         334,029        1,097,297        1,025,752
                                                             ------------   -------------    -------------   --------------


 NET INCOME                                                    $ 827,823       $ 679,320      $ 2,436,985      $ 2,068,227
                                                             ============   =============    =============   ==============


 EARNINGS PER SHARE DATA:

 Basic earnings per share                                         $ 0.39          $ 0.33           $ 1.16           $ 0.99
 Basic weighted shares outstanding                             2,109,055       2,080,735        2,108,945        2,082,330

 Diluted earnings per share                                       $ 0.39          $ 0.33           $ 1.15           $ 0.99
 Diluted weighted shares outstanding                           2,110,213       2,081,893        2,110,102        2,083,487








                                              BRITTON & KOONTZ CAPITAL CORPORATION
                                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000



                                                                                         Accumulated
                                         Common Stock         Additional                    Other                       Total
                                    -----------------------    Paid-in     Retained     Comprehensive    Treasury    Stockholders'
                                      Shares      Amount       Capital     Earnings        Income         Stock         Equity
                                    ----------  -----------  ----------- ------------- ---------------  ----------  --------------

 Balance at December 31, 1999       2,088,673   $5,221,683   $ 7,026,208 $ 11,878,518  $     (248,411)  $        -   $ 23,877,998

 Comprehensive Income:
     Net income                             -            -             -    2,068,227               -                   2,068,227

     Other comprehensive income
        (net of tax):
     Net change in unrealized
        gain/(loss) on securities
        available for sale, net
        of taxes for $41,862                                                                   68,281                      68,281

 Acquisition of Treasury Stock        (14,500)                                                            (257,375)      (257,375)

 Cash Dividend declared
        $.30 per share                                                       (526,519)                                   (526,519)

                                    ----------  -----------  ----------- ------------- ---------------  -----------  -------------
 Balance at September 30, 2000      2,074,173   $5,221,683   $ 7,026,208 $ 13,420,226  $     (180,130)  $ (257,375)  $ 25,230,612
                                    ==========  ===========  =========== ============= ===============  ===========  =============


 Balance at December 31, 2000       2,101,534   $5,290,085   $ 7,156,245 $ 13,412,231  $      (77,565)  $ (257,375)  $ 25,523,621

 Comprehensive Income:
     Net income                             -            -             -    2,436,985               -                   2,436,985

     Other comprehensive income
        (net of tax):
     Net change in unrealized
        gain/(loss) on securities
        available for sale, net
        of taxes for $686,992                                                               1,160,406                   1,160,406

 Cash Dividend declared
        $.30 per share                                                       (632,716)                                   (632,716)

 Issuance of common stock               7,521       18,803        33,318                                                   52,121

                                    ----------  -----------  ----------- ------------- ---------------  -----------  -------------
 Balance at September 30, 2001      2,109,055   $5,308,888   $ 7,189,563 $ 15,216,500  $    1,082,841   $ (257,375)  $ 28,540,417
                                    ==========  ===========  =========== ============= ===============  ===========  =============






                         BRITTON & KOONTZ CAPITAL CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             PERIODS ENDED SEPTEMBER 30,

                                                                                         2001            2000
                                                                                    -------------    ------------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                         $  2,436,985     $  2,068,227
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
               Deferred income taxes                                                     439,397          (64,881)
               Provision for loan losses                                                 405,000          259,000
               Provision for losses on foreclosed real estate                                  -           23,000
               Provision for depreciation                                                550,377          526,861
               Stock dividends received                                                  (66,600)         (75,300)
               (Gain)/loss on sale of other real estate                                    4,912          (42,079)
               (Gain)/loss on sale of mortgage loans                                    (206,355)         (51,637)
               (Gain)/loss on sale of investment securities                             (129,287)               -
               (Gain)/loss on sale of premises and equipment                                 925                -
               Amortization/(accretion) of investment security
               premiums (discounts), net                                                (136,305)         (58,062)
               Amortization of valuation adjustment on acquired loans                     11,120           16,550
               Amortization of negative goodwill                                               -         (127,750)
               Amortization of goodwill                                                   80,712           80,712
               Equity in investee (gains)/losses                                         154,674          145,742
               Writedown of other real estate                                             14,855            9,038
               (Increase)/decrease in accrued interest receivable                        248,389         (519,333)
               (Increase)/decrease in cash surrender value                               (38,951)         (40,863)
               (Increase)/decrease in other assets                                       109,049         (305,472)
               (Increase)/decrease in accrued interest payable                          (722,814)         553,241
               (Increase)/decrease in accrued taxes and other liabilities              1,498,608          530,371

                                                                                    -------------    ------------

               Net cash provided (used) by operating activities                        4,654,691        2,927,365
                                                                                    -------------    ------------


 CASH FLOWS FROM INVESTING ACTIVITIES
               Redemption of FHLB stock                                                        -           49,000
               (Increase)/decrease in federal funds sold                                       -        2,662,000
               (Increase)/decrease in loans                                          (14,187,646)     (24,204,849)
               Proceeds from sales, maturities and paydowns
               of investment securities                                               15,809,647        4,461,818
               Proceeds from sale of loans                                            13,674,290                -
               Proceeds from sale and transfers of other real estate                      52,983           77,261
               Proceeds from sale of premises and equipment                                    -                -
               Proceeds from sale of premises and equipment                               20,039                -
               Purchase of FHLB stock                                                          -         (364,200)
               Purchase of Federal Reserve Bank stock                                   (132,250)
               Purchases of investment securities                                    (18,595,071)     (12,681,015)
               Purchase of premises and equipment                                       (623,599)        (720,421)

                                                                                    -------------    ------------

               Net cash (provided) used in investing activities                       (3,981,607)     (30,720,406)
                                                                                    -------------    ------------


 CASH FLOWS FROM FINANCING ACTIVITIES
               Increase /(decrease) in customer deposits                               8,644,581        9,552,272
               Increase /(decrease) in brokered deposits                             (10,000,000)      10,000,000
               Increase /(decrease) in securities sold under
               repurchase agreements                                                    (235,000)       1,885,745
               Increase /(decrease) in federal funds purchased                                 -        3,200,000
               Increase /(decrease) in FHLB advances                                   1,355,000        3,200,000
               Increase /(decrease) in advances from borrowers
               for taxes and insurance                                                  (188,762)         (60,561)
               Cash dividends paid                                                      (632,716)        (526,519)
               Acquisition of treasury stock                                                   -         (257,375)
               Common stock issued                                                        52,121

                                                                                    -------------    ------------

               Net cash provided (used) by financing activities                       (1,004,776)      26,993,562
                                                                                    -------------    ------------


 Net Increase/(decrease)  in cash and due from banks                                    (331,692)        (799,479)
                                                                                    -------------    ------------


 Cash and due from banks at beginning of period                                        7,958,878        8,024,704
                                                                                    -------------    ------------


 Cash and due from banks at end of period                                           $  7,627,187     $  7,225,225
                                                                                    =============    ============








                         BRITTON & KOONTZ CAPITAL CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             PERIODS ENDED SEPTEMBER 30,



 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:                                      2001            2000
                                                                                    -------------   -------------


               Cash paid during the year for interest                               $   7,925,221   $   6,873,441
                                                                                    =============   =============

               Cash paid during the year for income taxes                           $   1,045,718   $     892,350
                                                                                    =============   =============

               Transfer of debt securities , net                                    $   43,682,141  $           -
                                                                                    =============   =============




               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000


Note A.  Basis of Presentation

     The accompanying consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 2000, has been derived from the audited financial statements of the Company for the year then ended. The accompanying consolidated financial statements as of September 30, 2001, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position and operating results of the periods presented. Certain 2000 amounts have been reclassified to conform to the 2001 presentation.


Note B.  Nonperforming Assets.

         Nonperforming assets at September 30, 2001 and December 31, 2000, were as follows:

                                                  09/30/01           12/31/00
                                                 ----------         ----------
                                                     (dollars in thousands)
         Nonaccrual loans by type
             Real estate                         $     564          $     950
             Installment                                25                 39
             Commercial and all other loans            247                 89
                                                 ---------          ---------
                Total nonaccrual loans                 836              1,078
         Loans past due 90 days or more              1,364                311
                                                 ---------          ---------
               Total nonperforming loans             2,200              1,389
         Other real estate owned (net)               1,639                773
                                                 ---------          ---------
                Total nonperforming assets       $   3,839          $   2,162
                                                 =========          =========


         Nonperforming loans as a percent
         of loans, net of unearned interest
         and loans for sale                          1.18%               .74%


Note C.  Allowance for Loan Losses

         The following table reflects the transactions in the allowance for loan losses for the nine months ended September 30, 2001 and 2000:

                                                  09/30/01           09/30/00
                                                ----------         ----------
                                                     (dollars in thousands)

         Balance at beginning of year           $    1,884         $    1,151

         Provision charged to operations               405                259

         Charge offs                                  (269)              (180)
         Recoveries                                     83                 78
                                                ----------         ----------
         Net recoveries (charge offs)                 (186)              (102)
                                                ----------         ----------
         Balance at end of period               $    2,103         $    1,308
                                                ==========         ==========

         Allowance for loan losses as a percent
         of loans, net of unearned interest
         and loans held for sale                     1.13%               .68%

Note D.  Financial Modernization

     Under the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "GLB Act"), the Company structured a new wholly-owned subsidiary, B & K Title Insurance Agency, Inc. for the purpose of selling title insurance. The new subsidiary was incorporated on May 1, 2001.



     Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion is intended to supplement the consolidated financial statements, expand on material changes in financial condition since year end and to compare the operating results for the nine months ended September 30, 2001, to the same period in 2000.


             Financial Condition

     Earning Assets. Earning assets averaged $256.0 million during the nine months ended September 30, 2001, a $4.3 million (2%) increase compared to the same period a year ago. The increase was due to moderate growth in both the investment and loan portfolios. The loan portfolio grew approximately 9% but was offset by $13.7 million in loan sales.

     Asset Quality. Several key measures are used to evaluate and monitor the Company's asset quality. These measures include total delinquencies, nonaccrual loans and other real estate owned by the bank. The bank's nonperforming loan ratio increased to 1.18% at September 30, 2001 from .74% at December 31, 2000. This increase is due primarily to the transfer of a $410 thousand multi-family FHA loan and increases of $400 thousand in 1-4 family residential loans to the past due 90 days or more category. The breakdown of nonperforming loans at September 30, 2001, and December 31, 2000, respectively, are shown in Note B.

     Allowance for Possible Loan Losses. The allowance for possible loan losses was increased to $2.1 million at September 30, 2001, compared to $1.3 million at September 30, 2000. The ratio of the allowance for possible loan losses to loans, net of unearned income and loans held for sale, increased to 1.13% at September 30, 2001, from .68%, a year ago. The bank increased its allowance for loan losses in the last quarter of 2000 in anticipation of expanded commercial loan growth in the Baton Rouge, Louisiana and Vicksburg, Mississippi markets. As expected, commercial loans grew 26% during the first nine months of this year, validating management's decision to increase the monthly provision during 2001. At the same time, the bank experienced an increase in net chargeoffs of $84 thousand compared to the same period a year ago. The Company regularly reviews the reserve for possible loan losses in order to maintain an adequate level to absorb loan losses that may be inherent in the portfolio. The bank's 1-4 family residential mortgage loans, while decreasing, still represent over 30% of the total portfolio with very little history of loss. Therefore, management is of the opinion that the provision is adequate at September 30, 2001.

     Other Real Estate. Other real estate increased to $1.6 million at September 30, 2001, from $773 thousand at December 31, 2000. This increase is due to repossession of two commercial loans to the same borrower. No loss is expected.

     Securities. Securities primarily consist of mortgage-backed, municipal and corporate securities. Securities that are deemed to be held-to-maturity are accounted for by the amortized cost method while securities in the available-for-sale categories are accounted for at fair value. Management determines the classification of its securities at acquisition, however, approximately $46 million of the Company's held-to-maturity portfolio was transferred to available-for-sale pursuant to the adoption of FAS 133 on January 1, 2001. Investment securities that are held to maturity and available for sale increased 7% to $64.9 million due primarily to maturities and paydowns of $15.8 million, the purchase of $14.8 million in tax-exempt municipal, corporate and other securities and the securitization of approximately $3.8 million in 1-4 family residential mortgage loans. Equity securities consists of the Company's investment in Sumx Inc. The investment of $640 thousand reflects equity losses for the nine months ended September 30, 2001 of $155 thousand. Other equity securities, comprised of Federal Reserve Bank stock of $372 thousand and Federal Home Loan Bank stock of $2.0 million, increased $199 thousand due to the retention of FHLB dividend income and the purchase of additional Federal Reserve Bank stock.

     Liquidity. Principal sources of liquidity for the Company are asset cash flows, customer deposits and the ability to borrow against investment securities and loans. These sources of liquidity fluctuate from year to year depending on the direction of interest rates. As rates have decreased throughout the year, cash flows from earning assets have increased. Principal and interest cash flows from investments increased to $19.1 million during the first nine months of 2001, compared to $7.7 million during the same period last year. The Company's cash and cash equivalents increased $332 thousand to $7.6 million at September 30, 2001. Cash provided by operating activities increased by $4.7 million, while investing and financing activities used $4.0 and $1.0 million, respectively.

     Deposits. Customer deposits increased $8.6 million at September 30, 2001, allowing for the Company to call $10 million in outstanding Brokered CDs.

     Capital. Shareholders' equity totaled $28.5 million at September 30, 2001, compared to $25.5 million at December 31, 2000. The increase is primarily the result of net income, comprehensive income and dividends paid over the first nine months totaling $2.4 million, $1.2 million and 632 thousand, respectively. Comprehensive income is the result of unrealized gains in available-for-sale securities. The ratio of shareholders' equity to assets increased to 10.4% at September 30, 2001, compared to 9.4% at December 31, 2000. The Company maintained a total capital to risk weighted assets ratio of 14.64%, a Tier 1 capital to risk weighted assets ratio of 13.86% and a leverage ratio of 9.57%. These levels substantially exceed the minimum requirements of the regulatory agencies for well-capitalized institutions of 10.00%, 6.00% and 5.00% respectively.


             Results of Operations

             First nine months of 2001 compared to the first nine months of 2000

     Analysis of Net Income. Net income increased to $2.4 million or $1.15 per diluted share from $2.1 million or $.99 per share. Managements decision to begin selling 1-4 family mortgage originations and blocks of portfolio loans instead of funding within the portfolio accounted for a $154 thousand increase in gains from sales for the comparison period. After-tax gain on the sale of investment securities of $79 thousand and a shift in the asset mix from mortgage loans to higher yielding commercial loans also contributed to the increase in overall net income. Offsetting the increases to net income was the bank's decision to increase the provision expense set up for the reserve for loan losses by $146 thousand. During this period the bank's noninterest income, comprised of service charges on deposit accounts, internet fees and other retail service fees, increased approximately $75 thousand. Returns on average assets and average equity for the first nine months of 2001 were 1.19% and 11.89%, respectively, compared to 1.03% and 11.21% for the same period a year ago.

     Analysis of Net Interest Income. Net interest income (NII), the amount by which interest income on loans, investments and other interest earning assets exceed interest expense on deposits and other borrowed funds, increased $626 thousand or 7.6% to $8.9 million for the nine months ended September 30, 2001, from $8.3 million during the same period last year. This improvement resulted primarily from increases in average earning assets and a drop in market deposit rates. Net interest margin was 4.64% for the third quarter of 2001, up 25 basis points from the previous year. The increase in net interest margin is primarily due to the effect of changing the mix of the loan portfolio to higher yielding commercial loans along with a movement in the deposit mix toward market rate deposits.

     Provision for Loan Losses. The Company assesses current economic conditions and the quality of the loan portfolio on a regular basis to determine the adequacy of the allowance for loan losses. Beginning in January 2001, the Company budgeted a monthly provision for loan loss expense of $55 thousand in anticipation of expanded commercial loan growth in markets outside Natchez, Mississippi. Reduced estimates of losses and loan growth allowed the bank to adjust provision expense downward in the 2nd quarter to $40 thousand per month. Even with the current increases in non-performing loans, management believes the existing level of provision is adequate to handle possible loan losses.

     Non-Interest Income. Non-interest income, excluding equity losses in Sumx Inc, increased to $1.8 million from $1.7 million. The bank's core income continues to remain strong offsetting the elimination of amortization of negative goodwill in the last half of 2000.

     Non-Interest Expense. Non-interest expense increased $106 thousand to $6.6 million for the nine-month period ended September 30, 2001. While actual expenses increased, the company's efficiency ratio decreased to 59.70% from 64.61% for the same period last year. This is due primarily to efficiencies occurring after the acquisition of Louisiana bank and Trust in December 2000, along with the concentration of tax-exempt municipal securities purchases.

     Pretax Income. The combination of the above factors produced a 14% increase in pretax income to $3.5 million compared to $3.1 million for the same period in the previous year.

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

    11    Statement,  re: computation of per share earnings



(b)      Reports on Form 8-K

                 The Company filed a current report on Form 8-K, dated August 1, 2001, reporting second quarter 2001 earnings.









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









                                  BRITTON & KOONTZ CAPITAL CORPORATION




 November 14, 2001                /s/ W. Page Ogden
                                 ___________________________________________
                                  W. Page Ogden
                                  President and Chief Executive Office




 November 14, 2001                /s/ Bazile R. Lanneau, Jr.
                                  ___________________________________________
                                  Bazile R. Lanneau, Jr.
                                  Vice President and Chief Financial Officer







                                   EXHIBIT 11


                 STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE





                                                             Three Months Ended                       Nine Months Ended
                                                                  September                               September
                                                     ----------------------------------    -------------------------------------
                                                          2001               2000                2001                2000
                                                     ----------------   ---------------    ------------------  -----------------

Basic:
   Average shares outstanding:                             2,109,055         2,080,735             2,108,945          2,082,330

       Net effect of the assumed
       exercise of stock options-
       based on the treasury stock
       method using average stock prices                           -                 -                     -                  -
                                                     ----------------   ---------------    ------------------  -----------------

                         Total                             2,109,055         2,080,735             2,108,945          2,082,330
                                                     ================   ===============    ==================  =================

Net income                                                  $827,823          $679,320           $ 2,436,985        $ 2,068,227
                                                     ================   ===============    ==================  =================

Net income per share                                          $ 0.39            $ 0.33                $ 1.16             $ 0.99
                                                     ================   ===============    ==================  =================






Diluted:
   Average shares outstanding:                             2,109,055         2,080,735             2,108,945          2,082,330

       Net effect of the assumed
       exercise of stock options
       based on the treasury stock
       method using average market
       price or period end market
       price, whichever is higher                              1,158             1,158                 1,158              1,158
                                                     ----------------   ---------------    ------------------  -----------------

                         Total                             2,110,213         2,081,893             2,110,103          2,083,488
                                                     ================   ===============    ==================  =================

Net income                                                  $827,823          $679,320           $ 2,436,985        $ 2,068,227
                                                     ================   ===============    ==================  =================

Net income per share                                          $ 0.39            $ 0.33                $ 1.15             $ 0.99
                                                     ===============    ===============    ==================  =================


