Form 10KSB
period 2001-12-31
BRITTON & KOONTZ CAPITAL CORP
filed 2002-03-29
CIK 707604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                 Annual Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                   For the fiscal year ended December 31, 2001


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

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

        The issuer's revenues for the 2001 fiscal year were $23,381,524.

     The  aggregate   market  value  of  the  issuer's   voting  stock  held  by
non-affiliates computed by reference to the price at which the stock was sold is $23,186,850 for 1,545,790 shares at an estimated $15.00 per share.


                The issuer had 2,109,055 shares of common stock
                       outstanding as of March 12, 2002.

       Transitional Small Business Disclosure Format (check one): Yes___ No_X_

                       DOCUMENTS INCORPORATED BY REFERENCE


1. Portions of the Registrant's 2001 Definitive Proxy statement with respect to its 2002 annual meeting of shareholders, filed with the Securities and Exchange Commission on or about April 2, 2002, and the Annual Report to Shareholders for fiscal year ended December 31, 2001 are incorporated by reference into Parts II and III of this annual report on Form 10-KSB.

                              CROSS REFERENCE INDEX
                                       TO
                                   FORM 10-KSB


                                     PART I

ITEM  1. DESCRIPTION OF BUSINESS...............................................*
ITEM  2. DESCRIPTION OF PROPERTY...............................................*
ITEM  3. LEGAL PROCEEDINGS.....................................................*
ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................*

                                     PART II

ITEM  5. MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.........................................**
ITEM  6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                  PLAN OF OPERATION...........................................**
ITEM  7. FINANCIAL STATEMENTS.................................................**
ITEM  8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE ........................**

                                    PART III

ITEM  9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT..........................***
ITEM 10. EXECUTIVE COMPENSATION..............................................***
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT.............................................***
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................***
ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K................................*

---------

*    Included herein.

**   The  material  required by Items 5 through 7 is  incorporated  by reference
     from  the  Company's  2001  Annual  Report  to  Shareholders   pursuant  to
     Instruction E(2) of Form 10-KSB

*** The material required by Items 9 through 12 is incorporated by reference from the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders pursuant to Instruction E(3) of Form 10-KSB.

                                     PART I

Item 1.  Description of Business.

General

         The Company

     Britton & Koontz  Capital  Corporation  (the  "Company") was organized as a
Mississippi business corporation in July 1982. Later that year, the Company became a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), when it acquired all of the issued and outstanding shares of Britton & Koontz First National Bank, a national banking association headquartered in Natchez, Mississippi (the "Bank"). The Bank is a wholly-owned subsidiary of the Company, and stock of the Bank is the Company's most significant asset. In July 1993, the Company acquired Natchez First Federal Savings Bank and merged it into the Bank. In December 1998, the Company invested $1.0 million for a 35% interest in Sumx Inc. ("Sumx"), a company formed to develop and market internet-based electronic banking to financial institutions. See "Sumx Inc." In January 1999, the Company purchased from Union Planters Bank, N.A. two local branches with total deposits of $12 million and $1.8 million in loans. In July 1999, the Company completed the acquisition of another branch office from Union Planters Bank, N.A. with deposits of $6 million and $1.4 million in loans. In January 2000, the Company opened a loan production office in Baton Rouge, Louisiana. On September 15, 2000, the Company acquired 250,000 shares of Series B Preferred Stock in Sumx for $250,000, bringing the Company's total percentage ownership in Sumx up to approximately 38.25%. On December 1, 2000, Louisiana Bank and Trust Company merged into the Bank, adding approximately $42 million in assets and two branches in Baton Rouge, Louisiana. On April 17, 2001 B&K Title Insurance Agency, Inc. was originated under the laws of the State of Mississippi. In May 2001, the Company acquired 1000 shares of common stock of B&K Title Insurance Agency, Inc., becoming the Company's second wholly-owned subsidiary. On June 1, 2001, the Company received approval to convert the loan production office in Baton Rouge, Louisiana to a full service branch.

     The Company's major source of income in 2001 was dividends from the Bank in the amount of $1,550,000. The Company expects that dividends from the Bank will continue to be the Company's major source of income in 2002. As of December 31, 2001, the Company had total assets of approximately $299 million, and total consolidated shareholders' equity of approximately $28 million.

         The Bank

     The Bank conducts a full service banking business from its main office and three branch offices in Natchez, Mississippi, one branch in Vicksburg, Mississippi and three branch offices in Baton Rouge, Louisiana. The Bank provides commercial and consumer banking and trust services to customers in Adams and Warren Counties, Mississippi and East Baton Rouge Parish, Louisiana, and the adjoining counties and parishes in Mississippi and Louisiana. The geographical area serviced by the Bank is economically diverse and includes public and private sector industries, including government service, manufacturing, tourism, agriculture and oil and gas exploration. As of December 31, 2001, the Bank had total assets of approximately $298 million and total deposits of approximately $219 million.

     The products and services offered by the Bank include personal and commercial checking accounts, money market deposit accounts, savings accounts and automated clearinghouse services. The Bank also offers money transfer services, safe deposit box facilities and access to a network of automated teller machines. The Bank is a full-service residential and commercial mortgage lender. The Bank also engages in other commercial and consumer lending activities, including, among other things, the issuance of VISA and MasterCard credit cards. The Bank's trust department offers a range of trust services, acting as trustee, executor, administrator, custodian, guardian and agent with approximately $28 million in assets under management as of December 31, 2001.

     In 1995, the Bank became an Internet service provider for the Natchez area. The Bank has extended its Internet dial up service to the Vicksburg, Mississippi market. In 1996, the Bank began offering Internet-based online banking using SumxNet, a software product developed by Sumx.

     As of December 31, 2001, the Company and the Bank had approximately 121 full-time and 11 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes that its relationship with its employees is good.

         The Insurance Agency

     B&K Title Insurance Agency, Inc. has entered into an agreement, as agent, to issue policies of title insurance upon properties in all Counties, State of Mississippi, in the name of Mississippi Guaranty Title Insurance Company, a Mississippi corporation.

         Sumx Inc.

     On December 3, 1998, the Company acquired 1,000,000 shares of Series A Preferred Stock in Sumx Inc. (Sumx), a Mississippi corporation, for $1,000,000. On September 15, 2000, the Company acquired 250,000 shares of Series B Preferred Stock in Sumx for $250,000. Sumx is owned 36.62% by the Company, 19.01% by Mr. Bazile R. Lanneau, Jr., President and Chief Executive Officer of Sumx, Executive Vice President of the Bank and Vice President of the Company, and 44.36% by Summit Research, Inc., a Texas corporation. The funds provided to Sumx have been used for marketing and continued development of the SumxNet Internet banking system (SumxNet) and for data center operations. Sumx maintains offices in Natchez and Madison, Mississippi and Highland Village, Texas.

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

     SumxNet is an independent Web-based banking solution that enables financial institutions to incorporate their customer information directly into their Internet banking systems in-house, thereby allowing banks to package and price their Internet banking offerings as they choose. SumxNet also features a transaction tracking and billing system, check categorization system, unlimited customer history depth, check image access, bill payment and cash management features.

     In May of 2001, Sumx entered into an exclusive agreement with Diebold, Incorporated (Diebold), a global leader in providing integrated self-service delivery systems and services to market, install and support Diebold Internet Banking, powered by Sumx, for its customer base. Diebold Internet Banking is offered both as a managed service and an on-site solution to both banks and credit unions.

     As of March 25, 2002, eight financial institutions will use Sumx' Internet banking technology to provide Internet banking services to their customers (six banks through Sumx, and one bank and credit union through Diebold).


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

     FDICIA also prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be "undercapitalized." For additional information regarding restrictions on the Bank's payment of dividends, see Item 5 - "Market for Common Equity and Related Stockholder Matters."

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

Restriction on Dividends

     The Company is a legal entity separate and distinct from the Bank, and substantially all of the Company's revenues result from amounts paid by the Bank, as dividends, to the Company. The payment of dividends by the Bank is, of course, dependent upon its earnings and financial condition. The Bank, however, as a national bank, is also subject to legal limitations on the amount of its earnings that it may pay as dividends. For additional information regarding the restrictions on the Bank's payment of dividends, see Item 5 - "Market for Common Equity and Related Stockholder Matters--Dividends".

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

Item 2.  Description of Property.

     The Company has its principal offices in its headquarters building at 500 Main Street, Natchez, Adams County, Mississippi 39120, which is owned and occupied by the Bank. The Bank owns the property on which five of its branches are located and leases the property for two of its branches. In the judgment of management, the facilities of the Company and the Bank are generally suitable and adequate for the needs of the Company and the Bank. The following list describes the locations and general character of the properties owned and leased by the Company and the Bank:


    Location                Own/Lease          Use         Approximate Office
                                                           Space (square feet)
Natchez

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

2150 S. Frontage Road
Vicksburg, Mississippi        Owned        Branch Office           6,000

Baton Rouge

7142 Florida Boulevard
Baton Rouge, La.              Owned        Branch Office           6,000

12716 Perkins Road
Baton Rouge, La.              Leased       Branch Office           2,000

10626 Linkwood Court
Suite A
Baton Rouge, La.              Leased       Branch Office           2,200


Item 3.  Legal Proceedings.

     The Company and the Bank are involved in litigation incurred in the normal course of business. In the opinion of management and legal counsel, liabilities arising from such claims, if any, would not have a material adverse effect upon the Company's consolidated financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not Applicable


                                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     The information required in response to this item is incorporated by reference to the material under the heading "Information about our common stock" in the Company's 2001 Annual Report to its Shareholders (the "Annual Report").


Item 6.  Management's Discussion and Analysis or Plan of Operation.

     The information required in response to this item is incorporated by reference to the material under the heading "Management Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.


Item 7.  Financial Statements.

     The information required in response to this item is incorporated by reference to the material under the heading "Consolidated Financial Statements" in the Annual Report.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.


                                    PART III

     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The information required in response to this item is incorporated herein by reference to the material under the headings "Nominees (Class III Directors)," "Continuing Directors (Class I and II Directors)," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2002 annual meeting of Shareholders (the "Proxy Statement").

Item 10.  Executive Compensation.

     The information required in response to this item is incorporated herein by reference to the material under the headings "Executive Compensation" and "Employment Agreements" in the Proxy Statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The information required in response to this item is incorporated herein by reference to the material under the heading "Stock Ownership of Directors, Officers, and Certain Beneficial Owners" in the Proxy Statement.

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

(b)      Reports on Form 8-K

     The Company filed a current report on Form 8-K, dated October 30, 2001, reporting third quarter 2001 earnings.

     The Company filed a current report on Form 8-K, dated November 29, 2001, announcing a semi-annual dividend.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         BRITTON & KOONTZ CAPITAL CORPORATION
                                        (Registrant)



                                 By:      /s/ W. Page Ogden
                                          _________________________
                                          W. Page Ogden
                                          President and
                                          Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                         Title                               Date


/s/ W. Page Ogden             President,                         March 29, 2002
-----------------             Chief Executive Officer and
W. Page Ogden                 Director
                              (Principal Executive Officer)



/s/ W. W. Allen, Jr           Director                           March 29, 2002
-------------------
W. W. Allen, Jr.


/s/ Craig A. Bradford         Director                           March 29, 2002
---------------------
Craig A. Bradford, DMD


/s/ James J. Cole             Director                           March 29, 2002
-----------------
James J. Cole

Signature                      Title                                  Date


/s/ W. J. Feltus III.         Chairman and                       March 29, 2002
--------------------          Director
W. J. Feltus III


/s/ A. J. Ferguson            Director                           March 29, 2002
------------------
A. J. Ferguson


/s/ Bazile R. Lanneau, Jr.    Vice President, Chief              March 29, 2002
-------------------------     Financial Officer, Treasurer,
Bazile R. Lanneau, Jr.        Assistant Secretary and Director
                              (Principal Financial Officer)
                              (Principal Accounting Officer)



/s/ Albert W. Metcalfe         Secretary and                     March 29, 2002
---------------------------    Director
Albert W. Metcalfe


/s/ Bethany L. Overton         Director                          March 29, 2002
----------------------
Bethany L. Overton


/s/ R. Andrew Patty II         Director                          March 29, 2002
----------------------
R. Andrew Patty II


/s/ Robert R. Punches          Director                          March 29, 2002
---------------------
Robert R. Punches


/s/ Vinod K. Thukral, Ph.D.    Director                          March 29, 2002
---------------------------
Vinod K. Thukral, Ph.D.

                    EXHIBITS TO ANNUAL REPORT ON FORM 10-KSB

                     OF BRITTON & KOONTZ CAPITAL CORPORATION

                               FOR THE FISCAL YEAR

                             ENDED DECEMBER 31, 2001

                                  EXHIBIT INDEX




Exhibit                  Description of Exhibit


3.1 Restated Articles of Incorporation of Britton & Koontz Capital Corporation, incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-8, Registration No.333-20631, filed with the Commission on January 29, 1997 *

3.2 By-Laws of Britton & Koontz Capital Corporation, as amended and restated, incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1998 *

4.1 Certain provisions defining the rights of Shareholders are found in the Articles of Incorporation and By-Laws of Britton & Koontz Capital Corporation. See Exhibits 3.1 and 3.2, above*

4.2 Shareholder Rights Agreement dated June 1, 1996 between Britton & Koontz Capital Corporation and Britton & Koontz First National Bank, as Rights Agent, incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997 *

10.01 Employment Agreement dated December 31, 1996, between Britton & Koontz Capital Corporation and W. Page Ogden, incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 28, 1997 *

10.02 Employment Agreement dated December 31, 1996, between Britton & Koontz Capital Corporation and Bazile R. Lanneau, Jr., incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 28, 1997 *

10.03 Employment Agreement dated December 31, 1998, between Britton & Koontz Capital Corporation and James J. Cole, incorporated by reference to Exhibit 10.03 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999 *

10.04 Salary Continuation Plan Agreements dated September 26, 1994, between Britton & Koontz Capital Corporation and W. Page Ogden, Bazile R. Lanneau, Jr. and James J. Cole, incorporated by reference to Exhibit 10 to Registrant's Current Report on Form 10-QSB filed with the Commission on November 14, 1994 *

10.05 System Purchase Agreement dated January 22, 1996 between the Britton & Koontz First National Bank and InterBank Systems, Inc., incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 29, 1996 and Form 10-KSB/A, Amendment Number 1, filed with the Commission on June 14, 1996 *

10.06 Independent Contractor Agreement dated January 22, 1996 between InterBank Systems, Inc. and Summit Research, Inc., incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 29, 1996 and Form 10-KSB/A, Amendment Number 1, filed with the Commission on June 14, 1996 *

10.07 Britton & Koontz Capital Corporation Long-Term Incentive Compensation Plan and Amendment, incorporated by reference to
                  Exhibit 4.4 to Registrant's Registration Statement on
                  Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997 *

10.09 Stock Purchase Agreement dated December 3, 1998, between Britton & Koontz Capital Corporation and Sumx Inc. incorporated by reference to Exhibit 10.09 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999 *

10.10 Investor Rights Agreement dated December 3, 1998, among Britton & Koontz Capital Corporation, Summit Research, Inc., Bazile R. Lanneau, Jr. and Sumx Inc. incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999 *

10.11 Voting Agreement dated December 3, 1998, among Britton & Koontz Capital Corporation, Summit Research, Inc. and Bazile
                  R. Lanneau, Jr. incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999 *

10.12 Management Service Agreement dated December 3, 1998, among Britton & Koontz Capital Corporation, Sumx Inc. and Bazile R. Lanneau, Jr. incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999 *

11                Statement re: computation of per share earnings

13                Annual Report to Shareholders

21                Subsidiaries of the Registrant

23.1              Consent of Independent Auditors


      * As indicated in the column entitled "Description of Exhibit," this exhibit is incorporated by reference to another filing or document.



                                   EXHIBIT 11

                 Statement Re: Computation of Per Share Earnings




                                                                         Twelve Months Ended
                                                                              December 31
                                                              ______________________________________
                                                                   2001                      2000
                                                              ___________                ___________
Basic:

Average shares outstanding:                                     2,108,973                  2,080,046

Net Income                                                    $ 3,247,783                $ 2,690,692
                                                              ===========                ===========

Net income per share                                          $      1.54                $      1.29
                                                              ===========                ===========







Diluted:

Average shares outstanding:                                     2,108,973                  2,080,046

Net effect of the assumed exercise of stock
options based on the treasury stock method
using average market price for the period.                            851                     21,668
                                                              -----------                -----------

Total                                                           2,109,824                  2,101,714
                                                              ===========                ===========

Net income                                                    $ 3,247,783                $ 2,690,692
                                                              ===========                ===========

Net income per share                                          $      1.54                $      1.28
                                                              ===========                ===========



                                   EXHIBIT 13


                          ANNUAL REPORT TO SHAREHOLDERS

Message to Shareholders:

From the Chairman

     At our shareholder meeting in April, I shall retire as your Chairman. I am deeply honored to have served on the Board for over 30 years and as Chairman for 20 years. In 1996, at my recommendation, your board unanimously passed mandatory retirement age of 72. Our objective was to insure that your board did not, with the simple passage of time, represent the perspective of only one age group. The vibrancy of the bank has indeed been reflected in a dedicated, vigorous board with new faces appearing regularly at the table.

     It has been a tremendous source of pride to see our bank grow from $76 million in assets to almost $300 million over the last twenty years. In the late 1980's and early 1990's we endured bleak economic times and emerged a strong, independent organization. In the 1990's, after the merger with Natchez First Federal, we established the bank as the premier mortgage company in the Miss-Lou area. We invested heavily in technology and even brought affordable Internet access to the Miss-Lou area in 1995 with bkbank.com. We provided the venture capital and laboratory for the development of the on-line banking technology of Sumx Inc., which recently entered into a promising partnership with the Diebold Corporation. We expanded our shareholder base dramatically, and by 1996 we listed BKBK stock on NASDAQ: a move which provided liquidity for our shareholders and an enhanced currency to expand the bank. In 2000, we found further acceptance of our stock in an exchange to acquire Louisiana Bank & Trust in Baton Rouge. With the LBT acquisition and an earlier branch acquisition in Vicksburg, we are well on our way to developing a regional presence along the Mississippi River corridor.

     It is every Chairman's wish to be able to exit at a time when the organization is on the move. As some of you may know, I have always possessed a great love of ships and naval history. If I may use a nautical metaphor, B&K has already set a course in the waters of the new century. Our vessel is worthy and our crew is up to the task before us. My active association with the bank will be a cherished memory, and I am indeed grateful to have contributed in some way to extending the legacy of our 166 year old institution.





Yours truly,


W.J. Feltus III
Chairman of the Board

Message to Shareholders:

From the President

     No one could have predicted the highly unusual operating environment for B&K and all other banks in 2001. The indelible horror of September 11, 2001, and the subsequent War on Terrorism; the Fed's dramatic cuts in short-term interest rates, the appearance of a recession, and a continued volatile stock market combined to produce an unsettling backdrop for consumers and businesses. However, the fact that banks and their customers completed this unusual year without panic and with an eye toward a better future speaks to the fundamental strength of our institutions and economy.

     Your bank enjoyed a solid year in terms of both growth and earnings. In the public market for our stock (NASDAQ: BKBK), we saw the share price rise 25% from $12 to $15 during the year. Our growth was very much in step with banking industry trends, particularly those of smaller community banks that continue to prosper in the midst of industry-wide consolidation and deregulation of the financial services. At B&K we are fortunate to be in three excellent markets along the Mississippi River: Natchez, Vicksburg, and Baton Rouge. Each presents unique challenges for us to address, but each beckons us with opportunity. On the technology front, we see on-going opportunity to expand our online banking services. The widespread industry emphasis on this delivery channel bodes well for our investment in Sumx Inc. and its partnership with Diebold Corporation (NYSE: DBD).

     It is with mixed emotion that I bid farewell to our longtime Chairman, Will Feltus, who reaches retirement from our Board at our annual shareholder meeting. In my fourteen years of working with him at B&K, Will has been an invaluable source of counsel. His leadership as Chairman reflects in Board proceedings characterized by efficient deliberation, a free exchange of ideas, and ultimate consensus. The interest of our shareholders has always been his top priority. We shall miss his steady hand at the wheel. Yet, we hope that the freedom of retirement brings him even more joy and satisfaction in a life characterized by success as family man, community leader, businessman, and certainly, banker.





Yours truly,


W. Page Ogden
President & CEO





Financial Highlights
                                                             2001                  2000
--------------------------------------------------------------------------------------------
YEAR END BALANCE
(in thousands)
Total Assets                                                 $298,856              $270,119
Total Deposits                                                217,680               211,323
Loans (net of unearned income)                                185,127               186,861
Stockholders' Equity                                           28,291                25,524
FOR THE YEAR
(in thousands)
Net Income                                                      3,248                 2,691
Net Interest Income                                            12,080                11,086


PER SHARE
Earnings per share-Basic                                        $1.54                 $1.29
Earnings per share-Diluted                                       1.54                  1.28
Cash dividends                                                   0.61                  0.60


OTHER KEY INFORMATION
--------------------------------------------------------------------------------------------
Return on Average Assets (%)                                     1.19                  0.98
Return on Average Equity (%)                                    12.76                 10.70
Dividend Payout (%)                                             39.61                 43.01
Net Interest Income/Average Earning Assets (%)                   4.73                  4.32
Allowance for Loan Losses/Loans (%)                              1.14                  1.01
Non Performing Loans/Loans (%)                                   1.51                  0.74
Loans/Deposits (%)                                               0.85                  0.88
Total Stockholders' Equity/Assets (%)                            9.47%                 9.45%
Tier 1 Leverage Ratio (%)                                        9.52                  8.76
Year End Stock Price                                           $15.00                $12.00
Weighted Average Shares Outstanding:
Basic                                                       2,108,973             2,080,046
Diluted                                                     2,109,824             2,101,714








                      BRITTON & KOONTZ CAPITAL CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                     Years Ended December 31, 2001 and 2000

                                      with

                          Independent Auditor's Report

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders

Britton & Koontz Capital Corporation and Subsidiaries


     We have audited the accompanying consolidated statements of financial condition of Britton & Koontz Capital Corporation and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Britton & Koontz Capital Corporation and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



Vicksburg, Mississippi
January 15, 2002






              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2001 AND 2000



                                     ASSETS

                                                                                       2001                 2000
                                                                                 ----------------    -----------------

ASSETS:
    Cash and due from banks:
       Non-interest bearing                                                      $      7,160,387    $       7,629,471
       Interest bearing                                                                 7,398,849              329,407
                                                                                 ----------------    -----------------

                  Total cash and due from banks                                        14,559,236            7,958,878

    Federal funds sold                                                                  1,050,000                    -
    Investment securities:
       Held-to-maturity (market value of $27,867,675 and
          $55,350,505, respectively)                                                   27,967,610           54,486,659
       Available-for-sale (amortized cost of $53,590,873 and
          $6,336,675, respectively)                                                    54,665,875            6,215,483
       Equity securities, at cost less equity in unallocated losses                       558,826              794,790
       Other equity securities                                                          3,163,900            2,222,350
    Loans, less unearned income of $24,594 in 2001 and
       $46,988 in 2000, and allowance for loan losses of
       $2,108,247 in 2001 and $1,883,561 in 2000                                      177,603,099          184,977,163
    Loans held-for-sale                                                                 5,415,543                    -
    Bank premises and equipment, net                                                    7,170,954            7,071,668
    Other real estate, net                                                              1,526,213              773,005
    Accrued interest receivable                                                         2,325,525            2,530,097
    Cash surrender value of life insurance                                                856,390              808,329
    Acquisition premium, net of accumulated amortization
       of $302,856 in 2001 and $195,240 in 2000                                         1,311,354            1,418,970
    Other assets                                                                          681,940              861,975
                                                                                 ----------------    -----------------





TOTAL ASSETS                                                                     $    298,856,465    $     270,119,367
                                                                                 ================    =================




Continued















                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       2001                 2000
                                                                                 ----------------    -----------------

LIABILITIES:
    Deposits:
       Non-interest bearing                                                      $     33,165,781   $       33,580,417
       Interest bearing                                                               184,514,075          177,742,115
                                                                                 ----------------   ------------------

              Total deposits                                                          217,679,856          211,322,532
    Federal Home Loan Bank advances                                                    47,000,000           27,175,000
    Securities sold under repurchase agreements                                         3,098,017            2,840,000
    Accrued interest payable                                                            1,319,813            1,887,243
    Advances from borrowers for taxes and insurance                                       314,566              440,834
    Accrued taxes and other liabilities                                                 1,153,073              930,137
                                                                                 ----------------   ------------------

              Total liabilities                                                       270,565,325          244,595,746
                                                                                 ----------------   ------------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock, $2.50 par value per share;
       12,000,000 shares authorized;
       2,123,555 and 2,116,034 shares issued and 2,109,055
          and 2,101,534 shares outstanding at December 31,
          2001 and 2000, respectively                                                   5,308,888            5,290,085
         Additional paid-in capital                                                     7,189,563            7,156,245
    Retained earnings                                                                  15,373,489           13,412,231
    Accumulated other comprehensive income                                                676,575              (77,565)
                                                                                 ----------------   -------------------
                                                                                       28,548,515           25,780,996
    Less:  Treasury stock 14,500 shares, at cost                                         (257,375)            (257,375)
                                                                                 -----------------  ------------------

              Total stockholders' equity                                               28,291,140           25,523,621

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $    298,856,465   $      270,119,367
                                                                                 ================   ==================




See accompanying notes to the consolidated financial statements.






              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                       2001                 2000
                                                                                 ----------------    -----------------

INTEREST INCOME:
    Interest and fees on loans                                                   $     16,897,617    $      16,944,177
    Interest on investment securities:
       Taxable interest income                                                          3,668,297            3,930,681
       Exempt from federal income taxes                                                   728,721              356,233
    Interest on federal funds sold                                                         18,267              262,173
                                                                                 ----------------    -----------------

          Total interest income                                                        21,312,902           21,493,264
                                                                                 ----------------    -----------------

INTEREST EXPENSE:
    Interest on deposits                                                                7,613,718            8,708,440
    Interest on Federal Home Loan Bank advances                                         1,461,116            1,535,002
    Interest on federal funds purchased                                                    23,577               64,803
    Interest on securities sold under repurchase agreements                               134,106               99,062
                                                                                 ----------------    -----------------

          Total interest expense                                                        9,232,517           10,407,307
                                                                                 ----------------    -----------------

NET INTEREST INCOME                                                                    12,080,385           11,085,957

PROVISION FOR LOAN LOSSES                                                                 525,000              968,721
                                                                                 ----------------    -----------------

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                                                    11,555,385           10,117,236
                                                                                 ----------------    -----------------

OTHER INCOME:
    Service charges on deposit accounts                                                 1,249,103            1,250,071
    Income from fiduciary activities                                                       71,832               80,223
    Insurance premiums and commissions                                                     18,975               23,243
    Other real estate income (expense)                                                    (22,090)              10,154
    Amortization of negative goodwill                                                           -              784,181
    Equity in investee losses                                                            (235,964)            (206,836)
    Other                                                                                 986,766              749,158
                                                                                 ----------------    -----------------

          Total other income                                                            2,068,622            2,690,194
                                                                                 ----------------    -----------------







Continued







              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME - CONTINUED
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                       2001                 2000
                                                                                 ----------------    -----------------

OTHER EXPENSES:
    Salaries                                                                            4,130,509            4,149,655
    Director fees                                                                         160,410              176,760
    Employee benefits                                                                     669,575              606,747
    Net occupancy expense                                                                 731,539              702,791
    Equipment expense                                                                     889,527              944,172
    FDIC assessment                                                                        39,204               41,448
    Stationery and supplies                                                               219,628              230,778
    Amortization                                                                          107,616              107,616
    Other                                                                               1,975,261            2,237,804
                                                                                 ----------------    -----------------

          Total other expenses                                                          8,923,269            9,197,771
                                                                                 ----------------    -----------------

INCOME BEFORE INCOME TAX EXPENSE                                                        4,700,738            3,609,659

INCOME TAX EXPENSE                                                                      1,452,956              918,967
                                                                                 ----------------    -----------------

NET INCOME                                                                       $      3,247,782           $2,690,692
                                                                                 ================    =================

EARNINGS PER SHARE DATA:
    Basic earnings per share                                                     $           1.54    $            1.29
                                                                                 ================    =================

    Diluted earnings per share                                                   $           1.54    $            1.28
                                                                                 ================    ===========-=====



See accompanying notes to the consolidated financial statements.






              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                       Additional
                                                       Common Stock                      Paid-In           Retained
                                            ------------------------------------
                                                  Shares             Amount              Capital           Earnings
                                            ----------------    ----------------    ---------------     --------------

BALANCE, December 31, 1999                         2,088,673    $      5,221,683    $     7,026,208     $   11,878,518
   Comprehensive income:
     Net income                                            -                   -                  -          2,690,692
     Other comprehensive income
       (net of tax):
         Net change in unrealized
           gain on securities available
           for sale, net of taxes
           of  $96,923                                     -                   -                  -                  -
                                            ----------------    ----------------    ---------------     --------------

         Total comprehensive income                        -                   -                  -          2,690,692
                                            ----------------    ----------------    ---------------     --------------

Stock options exercised                               27,361              68,402            130,037                  -

Acquisition of treasury stock                        (14,500)                  -                  -                  -

Cash dividends declared
   ($.60 per share)                                        -                   -                  -         (1,156,979)
                                            ----------------    ----------------    ---------------     --------------

BALANCE, December 31, 2000                         2,101,534           5,290,085          7,156,245         13,412,231
   Comprehensive income:
     Net income                                            -                   -                  -          3,247,782
     Other comprehensive income
       (net of tax):
         Net change in unrealized
         gain on securities available
         for sale, net of taxes
         of  $442,054                                      -                   -                  -                  -
                                            ----------------    ----------------    ---------------     --------------

       Total comprehensive income                          -                   -                  -          3,247,782
                                            ----------------    ----------------    ---------------     --------------

Stock options exercised                                7,521              18,803             33,318                  -

Cash dividends declared
   ($.61 per share)                                        -                   -                  -         (1,286,524)
                                            ----------------    ----------------    ---------------     --------------

BALANCE, December 31, 2001                         2,109,055    $      5,308,888    $     7,189,563     $   15,373,489
                                            ================    ================    ===============     ==============





See accompanying notes to the consolidated financial statements.












               Accumulated
                  Other
              Comprehensive          Treasury
                 Income                Stock                 Total
           ----------------      ----------------      ----------------
           $       (248,411)     $              -      $     23,877,998

                          -                     -             2,690,692





                    170,846                     -               170,846
           ----------------      ----------------      ----------------

                    170,846                     -             2,861,538
           ----------------      ----------------      ----------------

                          -                     -               198,439

                          -              (257,375)             (257,375)


                          -                     -            (1,156,979)
           ----------------      ----------------      ----------------

                    (77,565)             (257,375)           25,523,621

                          -                     -             3,247,782





                    754,140                     -               754,140
           ----------------      ----------------      ----------------

                    754,140                     -             4,001,922
           ----------------      ----------------      ----------------

                          -                     -                52,121

                          -                     -            (1,286,524)
           ----------------      ----------------      ----------------

           $        676,575      $       (257,375)     $     28,291,140
           ================      =================     ================














              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                        2001                2000
                                                                                   ---------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                     $     3,247,782     $     2,690,692
    Adjustments to reconcile net income to
       net cash provided by operating activities:
          Deferred taxes                                                                  (148,331)           (417,600)
          Provision for loan losses                                                        525,000             968,721
          Provision for depreciation                                                       760,717             724,194
          (Gain) loss  on sale of investments available-for-sale                          (129,287)              2,940
          Gain on sale of mortgage loans                                                  (308,010)            (40,098)
          Loss on sale of premises and equipment                                             9,808                   -
          Gain on sale of other real estate                                                 (4,105)            (41,379)
          Stock dividends received                                                         (82,100)           (143,600)
          Amortization (accretion) of investment security
              premiums (discounts), net                                                     71,448            (130,499)
          Amortization of valuation adjustment on acquired loans                            10,305              21,060
          Amortization of negative goodwill                                                      -            (784,181)
          Amortization of acquisition premium                                              107,616             107,616
          Equity in investee losses                                                        235,964             206,836
          Write-down of other real estate                                                   14,856               9,038
    (Increase) decrease in accrued interest receivable                                     204,572            (616,150)
    Increase in cash surrender value of life insurance                                     (48,061)            (49,199)
    (Increase) decrease in other assets                                                    180,035            (595,631)
    Increase (decrease) in accrued interest payable                                       (567,430)            995,508
    Increase (decrease) in accrued taxes and other liabilities                             (70,787)             22,550
                                                                                   ----------------    ---------------

              Net cash provided by operating activities                                  4,009,992           2,930,818
                                                                                   ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    (Increase) decrease in federal funds sold                                           (1,050,000)          7,575,000
    Proceeds from sales and maturities of investment
       securities held-to-maturity                                                       2,175,000                   -
    Proceeds from sales and maturities of investment
       securities available-for-sale                                                     6,497,432             247,060
    Proceeds from principal paydowns of investment
       securities held-to-maturity                                                               -           5,248,612
    Proceeds from principal paydowns of investment
       securities available-for-sale                                                    11,423,926             306,598
    Redemption of securities                                                                     -             103,900


Continued







              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                           2001              2000
                                                                                   ---------------     ---------------

    Purchases of investment securities held-to-maturity                                (25,905,655)        (12,904,411)
    Purchases of investment securities available-for-sale                              (11,072,943)                  -
    Investment in equity securities                                                              -            (250,000)
    Purchase of other equity securities                                                   (859,450)           (476,500)
    Increase in loans                                                                  (12,786,044)        (24,314,030)
    Proceeds from sale of loans                                                          9,783,213           6,644,109
    Proceeds from sale of other real estate                                                175,028             234,746
    Proceeds from sale of premises and equipment                                            22,395                   -
    Purchases of premises and equipment                                                   (892,206)           (854,290)
                                                                                   ---------------     ---------------

              Net cash used in investing activities                                    (22,489,304)        (18,439,206)
                                                                                   ----------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in demand deposits                                           9,414,584          (1,272,046)
    Net increase (decrease) in time deposits                                            (3,057,260)         14,241,042
    Net increase in Federal Home Loan Bank advances                                     19,825,000           2,325,000
    Net increase in securities sold under
       repurchase agreements                                                               258,017           1,357,555
    Increase (decrease) in advances from borrowers
       for taxes and insurance                                                            (126,268)              6,926
    Cash dividends paid                                                                 (1,286,524)         (1,156,979)
    Cash paid for treasury stock                                                                 -            (257,375)
    Cash received from stock options exercised                                              52,121             198,439
                                                                                   ---------------     ---------------

              Net cash provided by financing activities                                 25,079,670          15,442,562
                                                                                   ---------------     ---------------

NET INCREASE (DECREASE) IN CASH AND
    DUE FROM BANKS                                                                       6,600,358             (65,826)

CASH AND DUE FROM BANKS AT
    BEGINNING OF YEAR                                                                    7,958,878           8,024,704
                                                                                   ---------------     ---------------

CASH AND DUE FROM BANKS AT
    END OF YEAR                                                                    $    14,559,236     $     7,958,878
                                                                                   ===============     ===============







Continued








              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                           2001              2000
                                                                                   ---------------     ---------------

SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:
       Transfer of loans foreclosed to other real estate                           $       938,987     $       574,552
                                                                                   ===============     ===============

       Total decrease in unrealized losses
          on securities available-for-sale                                         $     1,196,194     $       267,769
                                                                                   ===============     ===============

       Total increase in deferred income taxes
          on the change in unrealized losses on
          securities available-for-sale                                            $      (442,054)    $       (96,923)
                                                                                   ================    ===============


       Securitized loans transferred to investments                                $     3,795,070     $             -
                                                                                   ===============     ===============

       Reclassification of held-to-maturity
          securities to available-for-sale securities                              $    50,648,250     $             -
                                                                                   ===============     ===============







See accompanying notes to the consolidated financial statements.


BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Principles of Consolidation

               The consolidated financial statements include the accounts of Britton & Koontz Capital Corporation ("the Company") and its wholly owned subsidiaries, Britton & Koontz First National Bank ("the Bank") and B & K Title Insurance Agency, Inc. All material intercompany profits, balances and transactions have been eliminated.

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

               During 2001, the Company formed and began operating the wholly-owned subsidiary B & K Title Insurance Agency, Inc.

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

               While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for losses on loans may change materially in the near term. However the amount of the change that is reasonably possible cannot be estimated.
Continued

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

               Investment Securities

               Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent and the Bank has the ability at the time of purchase to hold debt securities until maturity, they are classified as held-to-maturity and carried at cost, adjusted for amortization of premiums and accretion of discounts using methods approximating the interest method. Available-for-sale securities include securities that management intends to use as part of its asset and liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rates and resultant prepayment risk changes. These securities are carried at fair value. Equity securities include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which are restricted and are carried at cost. Equity securities also include an investment in the voting stock of Sumx Inc. This investment is carried at cost adjusted for the Company's share of the investee's earnings or losses. There is no readily available market for the voting stock of Sumx Inc. and, accordingly, no quoted market price is available.

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

Continued

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

               Securitized loans are transferred to a long-term investment category at the lower of cost or market value on the transfer date. Any material difference between the carrying amount of the loans and their outstanding principal balance is recognized as an adjustment to yield by the interest method.

               Loans Held-for-Sale

               Loans held-for-sale are primarily thirty-year and fifteen-year fixed-rate, one-to-four family real estate loans which are valued at the lower of cost or market, as determined by outstanding commitments from investors or current investor yield requirements, calculated on an individual basis. These loans are originated with the intent of selling them on the secondary market.

               Unrealized losses on loans held-for-sale are charged against income in the period of decline. Such declines are recorded in a valuation allowance account and deducted from the cost basis of the loans. Gains on loans held-for-sale are recognized when realized.

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

               Other Real Estate

               Other real estate consists primarily of foreclosed property. Properties acquired through foreclosure or in settlement of loans and in-substance foreclosures are classified as foreclosed properties and are valued at the lower of the loan value or estimated fair value of the property acquired, less estimated selling costs. At the time of foreclosure, the
Continued

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

               excess, if any, of the loan value over the estimated fair value of the property acquired less estimated selling costs is charged to the allowance for loan losses. Additional decreases in the carrying values of foreclosed properties or changes in estimated selling costs, subsequent to the time of foreclosure, are recognized through provisions charged to operations. Revenues and expenses associated with owning and operating other real estate and gains and losses on dispositions of such assets are recorded in earnings in the period incurred.

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

Continued

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

               The Company and its wholly owned subsidiary file a consolidated federal income tax return. Consolidated income tax expense is allocated on the basis of each Company's income adjusted for permanent differences.

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



                                                                       Income             Shares           Per Share
                                                                     (Numerator)      (Denominator)         Amount
                                                                     -----------     -------------       ------------
         Year ended December 31, 2001: Basic earnings per share:
                     Income available to common
                         shareholders                             $     3,247,783         2,108,973       $     1.54
                                                                                                          ===========
                  Diluted earnings per share:
                     Options                                                    -               851
                                                                  ---------------    --------------

                  Income available to common
                     shareholders assuming conversion             $     3,247,783         2,109,824       $     1.54
                                                                  ===============    ==============       ===========

         Year ended December 31, 2000: Basic earnings per share:
                     Income available to common
                         shareholders                             $     2,690,692         2,080,046       $     1.29
                                                                                                          ===========
                  Diluted earnings per share:
                     Options                                                    -            21,667
                                                                  ---------------    --------------
                  Income available to common
                     shareholders assuming conversion             $     2,690,692         2,101,713       $     1.28
                                                                  ===============    ==============       ===========


               Earnings Per Share (Continued)

               The Company has granted options to purchase various amounts of the Company's common stock at various prices ranging from $11.39 to $19.94 per share. Those options whose exercise price exceeded the average market price of the common shares are not included in the options adjustment for diluted earnings per share.




Continued

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000


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

               The Company paid income taxes of $1,483,096 and $1,313,466 in 2001 and 2000, respectively. Interest paid on deposit liabilities and other borrowings was $9,799,947 and $9,411,799 in 2001 and 2000, in that order.

               Recent Accounting Pronouncements

               In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations, SFAS 142, Goodwill and Other Intangible Assets, and SFAS 143, Accounting for Asset Retirement Obligations. SFAS 141 addresses financial accounting and reporting for business combinations and superseded Accounting Principles Board (APB) Opinion No. 16, Business Combinations. SFAS 141 eliminated the use of the pooling method of accounting for a business combination in favor of the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

               SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and superseded APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement is effective for fiscal years beginning after December 15, 2001.

               SFAS 143 addresses financial and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement is effective for fiscal years beginning after June 15, 2002.

               The effects of these statements are not expected to have a material effect on the consolidated financial statements.
Continued

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

               In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This standard establishes a single accounting model for long-lived assets to be disposed of based on the framework established in SFAS 121. This Statement is effective for all fiscal years beginning after December 15, 2001. The effects of this statement are not expected to have a material effect on the consolidated financial statement.

               Advertising Costs

               Advertising and marketing costs are recorded as expenses in the year in which they are incurred. Advertising and marketing costs charged to operations during 2001 and 2000 were $181,593 and $180,324, respectively.

               Negative Goodwill

               During 1993, the Company purchased Natchez First Federal Savings Bank in a business combination accounted for as a purchase. The combination created negative goodwill of $3,060,422. This amount was amortized into income over the life of the acquired long-term, interest-bearing assets.

               Interest-Rate Swap Agreements

               The Bank enters into interest-rate swap agreements to modify the interest rate characteristics of its assets and liabilities. These agreements may involve the receipt or payment of fixed rate amounts in exchange for floating rate interest receipts or payments over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest income or expense. The related amount payable to or receivable from counter-parties is included in other liabilities or assets. The fair values of the swap agreements are not recognized in the financial statements unless material.

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

Continued

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

               Acquisition Premium

               During 1999, the Company acquired certain assets and liabilities of three Union Planters, N.A. branches in Natchez and Vicksburg, Mississippi, which were accounted for as a purchase. The Bank paid a premium for the depositor relationship of $1,614,210. This premium is included in other assets and is being amortized straight-line over 15 years.

               Reclassifications

               Certain 2000 amounts have been reclassified to conform with the 2001 presentation.



NOTE B.        INVESTMENT SECURITIES

               The amortized cost and approximate market value of investment securities classified as held-to-maturity at December 31, 2001, are summarized as follows:

                                                                           Gross           Gross         Approximate
                                                       Amortized        Unrealized      Unrealized         Market
                                                         Cost              Gains          Losses            Value
                                                   ----------------    ------------   -------------    ---------------

               Obligations of state and
                  political subdivisions           $     27,967,610    $    233,456   $    (333,391)   $    27,867,675
                                                   ================    ============   ==============   ===============


               The amortized cost and
               approximate market value
               of investment securities
               classified as available-
               for-sale at December 31, 2001,
               are summarized as follows:

                                                                           Gross           Gross         Approximate
                                                       Amortized        Unrealized      Unrealized         Market
                                                         Cost              Gains          Losses            Value
                                                   ----------------    ------------   -------------    ---------------

               Obligations of other U.S.
                  government agencies
                  and corporations                 $     42,330,355    $  1,144,737   $     (50,527)   $    43,424,565
               Privately issued collateralized
                  mortgage obligations                    6,137,974           2,576         (95,840)         6,044,710
               Corporate securities                       5,122,544          85,041         (10,985)         5,196,600
                                                   ----------------    ------------   --------------   ---------------

                                                   $     53,590,873    $  1,232,354   $    (157,352)   $    54,665,875
                                                   ================    ============   =============    ===============

Continued







BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE B.        INVESTMENT SECURITIES - CONTINUED

               In 2001, debt securities with an amortized cost of $50,648,250 were transferred from held-to-maturity to available-for-sale because of the reclassification opportunity allowed for in SFAS
               133. The securities had an unrealized gain of $653,280.

               The amortized cost and approximate market value of investment securities classified as held-to-maturity at December 31, 2000, are summarized as follows:

                                                                           Gross           Gross         Approximate
                                                       Amortized        Unrealized      Unrealized         Market
                                                         Cost              Gains          Losses            Value
                                                   ----------------    ------------   -------------    ---------------

               Obligations of other U.S.
                  government agencies and
                  corporations                     $     40,604,279    $    742,098   $    (149,280)   $    41,197,097
               Obligations of state and
                  political subdivisions                  7,385,130         210,681            (115)         7,595,696
               Privately issued collateralized
                  mortgage obligations                    6,497,250          60,462               -          6,557,712
                                                   ----------------    ------------   -------------    ---------------

                                                   $     54,486,659    $  1,013,241   $    (149,395)   $    55,350,505
                                                   ================    ============   ==============   ===============

               The amortized cost and
               approximate market value
               of investment securities
               classified as available-
               for-sale at December 31, 2000,
               are summarized as follows:

                                                                           Gross           Gross         Approximate
                                                       Amortized        Unrealized      Unrealized         Market
                                                         Cost              Gains          Losses            Value
                                                   ----------------    ------------   -------------    ---------------

               Obligations of other U.S.
                  government agencies
                  and corporations                 $      6,336,675    $          -   $    (121,192)   $     6,215,483
                                                   ================    ============   ==============   ===============










Continued

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE B.        INVESTMENT SECURITIES - CONTINUED

               Equity securities include the Bank's investment in the Federal Home Loan Bank, the Federal Reserve Bank and First National Bankers Bank. The Bank acquired $809,300 and $620,100 of additional stock in the Federal Home Loan Bank and no additional stock in the Federal Reserve Bank or First National Bankers Bank during 2001 and 2000, respectively. The Bank subsequently redeemed $0 and $103,900 of stock in the Federal Home Loan Bank during 2001 and 2000, respectively. This stock is considered a restricted stock as only banks which are members of these organizations may acquire or redeem the stock. The stock is redeemable at its face value; therefore, there are no gross unrealized gains or losses associated with these investments.

               Equity securities also reflect an investment in Sumx Inc. Britton & Koontz Capital Corporation invested $1 million during 1998 and $250,000 during 2000 in this electronic banking development and marketing company. This investment reflects an approximate 36.62% preferred interest in the voting stock of Sumx Inc. This investment is carried at equity, which is the cost of the investment adjusted for the Company's proportionate share of the investee's earnings or losses.

               Sumx Inc. incurred a net loss of $644,357 and $578,870 during 2001 and 2000, respectively. The Company's proportionate share of these losses was $235,964 and $206,836, respectively and are reflected in other income.

               The President and CEO and the Vice President of Britton & Koontz Capital Corporation serve as two of the three members of the Board of Directors of Sumx Inc. In addition, the Vice President of Britton & Koontz Capital Corporation individually owns 19.5% of the voting stock of Sumx Inc. The Company has also entered into an agreement with Sumx Inc. whereby this Vice President will devote substantially all of his time to the management of Sumx Inc. for an annual fee of $90,000.

               Investment securities carried at approximately $57,163,000 (approximate market value $58,046,000) at December 31, 2001, and approximately $40,942,000 (approximate market value $40,957,000) at December 31, 2000, were pledged to collateralize public deposits and for other purposes as required or permitted by law or agreement.









Continued

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE B.        INVESTMENT SECURITIES - CONTINUED

               The amortized cost and approximate market value of investment debt securities at December 31, 2001, by contractual maturity (including mortgage-backed securities), are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                       Securities held-to-maturity
                                                                                   -----------------------------------
                                                                                                         Approximate
                                                                                      Amortized            Market
                                                                                        Cost                Value
                                                                                   ---------------     ---------------

               Due in one year or less                                             $             -     $             -
               Due after one year through five years                                       334,908             346,923
               Due after five years through ten years                                    2,950,930           2,994,210
               Due after ten years                                                      24,681,772          24,526,542
                                                                                   ---------------     ---------------

                                                                                   $    27,967,610     $    27,867,675
                                                                                   ===============     ===============

                                                                                      Securities available-for-sale
                                                                                   -----------------------------------
                                                                                                         Approximate
                                                                                      Amortized            Market
                                                                                        Cost                Value
                                                                                   ---------------     ---------------

               Due in one year or less                                             $        81,427     $        81,731
               Due after one year through five years                                    10,231,178          10,225,995
               Due after five years through ten years                                    6,758,602           6,940,634
               Due after ten years                                                      36,519,666          37,417,515
                                                                                   ---------------     ---------------

                                                                                   $    53,590,873     $    54,665,875
                                                                                   ===============     ===============

         During 2001, the Company had total unrealized holding gains on securities classified as available-for-sale of $1,325,481. Upon disposition of an underlying security, the Company reclassified
         $129,287 of these gains from other comprehensive income to a realized gain included in net income.







Continued







BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE C.        LOANS

               The Bank's loan portfolio at December 31, 2001 and 2000, consists of the following:

                                                                                       2001                 2000
                                                                                 ----------------    -----------------
               Commercial, financial and agricultural                            $     35,886,000    $      33,102,000
               Real estate-construction                                                 9,890,000           10,883,000
               Real estate-mortgage                                                   121,296,000          123,192,000
               Installment                                                             17,962,000           19,513,000
               Overdrafts                                                                 117,000              218,000
                                                                                 ----------------    -----------------

               Total loans                                                       $    185,151,000    $     186,908,000
                                                                                 ================    =================


               Loans on which accrual of interest has been discontinued or reduced amount to approximately $1,285,000 and $1,079,000 at December 31, 2001 and 2000, respectively. If interest on such loans had been accrued, the income would have approximated $167,000 and $78,000 in 2001 and 2000, respectively. At December 31, 2001, the recorded investment in loans that were considered to be impaired was $389,726, primarily all of which were on a nonaccrual basis. There was approximately $76,000 in the allowance for loan losses specifically allocated to $389,726 of impaired loans. The average recorded investment in impaired loans for the year ended December 31, 2001 was approximately $138,797. No material amount of interest income was recognized on impaired loans for the year then ended.

               In the ordinary course of business, the Bank makes loans to its executive officers, principal stockholders, directors and to companies in which these borrowers are principal owners. Loans outstanding to such borrowers (including companies in which they are principal owners) amounted to $3,407,502 and $2,616,613 at December 31, 2001 and 2000, respectively. These loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features.

               Changes in these loans are as follows:
                                                                                       2001                 2000
                                                                                 ----------------    -----------------

               Balance at January 1                                              $      2,616,613    $       3,601,540
               New loans                                                                2,842,375            1,766,532
               Repayments                                                              (2,051,486)          (2,751,459)
                                                                                 -----------------          ----------

               Balance at December 31                                            $      3,407,502    $       2,616,613
                                                                                 ================    =================

Continued







BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE D.        ALLOWANCE FOR LOAN LOSSES

               Changes in the allowance for loan losses are as follows:

                                                                                           2001              2000
                                                                                     --------------     --------------

               Balance at January 1                                                  $    1,883,561     $    1,150,249
                                                                                     --------------     --------------

                  Credits charged off                                                      (396,998)          (337,393)
                  Recoveries                                                                 96,684            101,984
                                                                                     --------------     --------------
                  Net credits charged off                                                  (300,314)          (235,409)
                                                                                     --------------     --------------

                  Provision for loan losses                                                 525,000            968,721
                                                                                     --------------     --------------

               Balance at December 31                                                $    2,108,247         $1,883,561
                                                                                     ==============         ==========

NOTE E.        LOAN SERVICING

               Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans were approximately $7,659,000 and $10,663,000 in 2001 and 2000, respectively.

NOTE F.        BANK PREMISES AND EQUIPMENT

               A summary of Bank premises and equipment is as follows:

                                                                                           2001              2000
                                                                                     --------------     --------------

               Land                                                                  $    1,257,747     $    1,257,875
               Buildings                                                                  5,673,606          5,632,482
               Furniture and equipment                                                    5,150,784          5,439,078
               Leasehold improvements                                                       102,251            102,251
                                                                                     --------------     --------------
                                                                                         12,184,388         12,431,686
               Less accumulated depreciation                                              5,013,434          5,360,018
                                                                                     --------------     --------------

               Bank premises and equipment, net                                      $    7,170,954     $    7,071,668
                                                                                     ==============     ==============







Continued







BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000


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

NOTE H.        DEPOSITS

               Maturities of certificates of deposit of $100,000 or more outstanding at December 31, 2001 and 2000, are summarized as follows:

                                                                                        2001                2000
                                                                                   ---------------     ---------------

               Time remaining until maturity:
                  Three months or less                                             $    22,743,964     $    14,555,130
                  Over three through six months                                         11,649,111           6,485,698
                  Over six through twelve months                                         5,969,317           2,826,715
                  Over twelve months                                                     7,227,437          16,061,156
                                                                                   --------------------     ----------

                                                                                   $    47,589,829     $    39,928,699
                                                                                   ===============     ===============


               Approximate scheduled maturities of certificates of deposits for each of the next five years are:

                                    2002                       $    92,056,000
                                    2003                            15,999,000
                                    2004                             7,528,000
                                    2005                             1,538,000
                                    2006                             1,531,000
                                    Thereafter                          25,000
                                                               ---------------
                                                               $   118,677,000










Continued







BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE H.        DEPOSITS - CONTINUED

               Deposits at December 31, 2001 and 2000, consisted of the following:

                                                                                       2001                 2000
                                                                                 ----------------    -----------------

               Non-interest bearing demand deposits                              $     33,165,781    $      33,580,417
               NOW accounts                                                            29,375,838           28,771,291
               Money market deposit accounts                                           18,352,807           11,220,083
               Savings accounts                                                        18,108,845           16,016,895
               Certificates of deposit                                                118,676,585          121,733,846
                                                                                 ----------------    -----------------

                                                                                 $    217,679,856    $     211,322,532
                                                                                 ================    =================

NOTE I.        FEDERAL HOME LOAN BANK ADVANCES

               During 2001 and 2000, the Bank received advances from and remitted payments to the Federal Home Loan Bank. These advances are collateralized by a portion of the Bank's one-to-four family residential mortgage portfolio and certain secured commercial loans in accordance with the Advance Security and Collateral Agreement with the Federal Home Loan Bank. These advances consist of:

                  Eight fixed-rate term loans with the Federal Home Loan Bank. The loans range from $2,380,000 to $8,000,000, totaling $37,000,000, with interest rates ranging from 4.729% to 5.348%. These loans mature from February 27, 2002 to December 19, 2005.

                  Two amortizable fixed-rate loans with the Federal Home Loan Bank. The loans are for $5,000,000 each with interest rates ranging of 3.967% and 4.177%. These loans mature on January 2, 2007.

                  On December 29, 2000, the Bank received a $26,175,000 advance, which remained outstanding at December 31, 2000. This advance accrued interest at an annual rate of 6.85% and matured on January 2, 2001.

               In addition, the Bank also had two term loans with the Federal Home Loan Bank. The loans were for $500,000 each with interest rates ranging of 5.89% and 5.93%. These loans matured on June 26 and December 10, 2001, respectively.





Continued

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE J.        EMPLOYEE BENEFIT PLANS

               The Bank has an employee stock ownership plan which is designed to invest primarily in employer stock. Essentially, all employees of the Bank with one year of service and of age 21 are covered under this plan and fully vested in their benefits after seven years service. Employer contributions are determined by the Board of Directors each year and are allocated among participants on the basis of their total annual compensation. Dividends on the Company stock owned by the plan are recorded as a reduction of retained earnings. Operating expenses include contributions to the plan of $34,800 and $34,614 in 2001 and 2000, respectively. This plan owned 241,970 and 228,570 shares of Britton & Koontz Capital Corporation stock, as of December 31, 2001 and 2000, at an overall cost to the plan of $6.24 and $5.82 per share, respectively.

               Employees with one year of service and are of age 21 are eligible to participate in a 401(k) plan established by the Bank effective January 1, 1997. Under this plan, employees may contribute up to 12% of their yearly salary, not to exceed $7,000,(as adjusted for cost of living). These contributions are immediately 100% vested. Employer contributions are vested 20% after three years of service and an additional 20% for each additional year of service, fully vested after seven years of service. Employer contributions to the plan are made at the discretion of the Board of Directors and aggregated $162,486 and $128,355 for the years ended December 31, 2001 and 2000, respectively.

               During 1996, the Company adopted a long-term incentive plan in which all employees of the Company and its subsidiaries are eligible to participate. The plan provides for discretionary grants of various incentives including stock options; shares of common stock subject to restrictions on transfer, forfeitability provisions or other limitations; and shares of common stock, the issuance and delivery of which may be subject to the attainment of specified performance objectives. A maximum of 160,000 shares of common stock is available for grant under the plan, subject to adjustment on account of stock dividends or stock splits, recapitalizations, mergers, consolidations or other corporate reorganizations. The plan is administered by a committee of at least two












Continued

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000




NOTE J.        EMPLOYEE BENEFIT PLANS - CONTINUED

               non-employee directors appointed by the full Board of Directors.
               Since adoption, the Company has granted options to purchase a total of 97,124 shares. All options expire 10 years from the date of grant. Options to acquire 21,567 and 22,818 shares were exercisable as of December 31, 2001 and 2000, respectively. The summary of stock option activity is shown below:

                                                                                                          Weighted
                                                                                   Options                 Average
                                                                                 Outstanding            Exercise Price
                                                                                -------------         -----------------

               December 31, 1999                                                      77,124            $    12.61
               Options granted                                                             -            $     0.00
               Options exercised                                                     (27,361)           $     7.25
                                                                                      ------            ----------

               December 31, 2000                                                      49,763            $    15.54
               Options granted                                                        20,000            $    13.49
               Options exercised                                                      (7,521)           $     6.93
               Options forfeited                                                      (4,533)           $     7.76
                                                                                  ----------            ----------

               December 31, 2001                                                      57,709            $    16.56
                                                                                  ==========            ==========

               The following table summarizes information about stock options outstanding at December 31, 2001:

               Exercise Price   Options Outstanding   Remaining Contractual Life

                 $  19.94              30,000                 5.9  years
                 $  11.39               7,709                 7.3  years
                 $  13.49              20,000                 9.5  years












Continued







BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000


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

               The pro forma effects of the total compensation expense that would have been recognized under SFAS No. 123 are as follows:



                                                                                       2001                  2000
                                                                                 ---------------        --------------

               Net income, as reported                                           $     3,247,782        $    2,690,692
               Pro forma net income                                              $     3,218,823        $    2,612,880
               Basic earnings per share, as reported                             $          1.54        $         1.29
               Pro forma basic earnings per share                                $          1.53        $         1.26
               Diluted earnings per share, as reported                           $          1.54        $         1.28
               Pro forma diluted earnings per share                              $          1.53        $         1.24





               In adopting SFAS No. 123, the Company utilized the Black-Scholes Option Pricing Model to estimate the fair value of stock options granted. For options granted during 2001, the following weighted average assumptions were used:


                           Expected dividend yield                  4.25%
                           Expected option life                     7.25 years
                           Expected volatility                     27.06%
                           Risk-free interest rates                 5.36%


               Based on the results of the model, the fair value of the stock options issued during 2001, averaged $3.08 per share for the options to acquire 20,000 shares granted.




Continued

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE J.        EMPLOYEE BENEFIT PLANS - CONTINUED

               During 1994, the Bank entered into a nonqualified salary continuation plan with its executive officers. These officers will be entitled to agreed-upon benefits which will begin vesting when each participant reaches the age of fifty-five. The vested percentage will increase annually through the age of sixty-five when the officers will be fully vested. Payment of any benefits is contingent upon the officers' continued employment with the Bank through the age of fifty-five. The projected benefit to each officer at age sixty-five is allocated through a present value calculation to each year from inception of the plan through age sixty-five. The Plan also includes a change of control benefit for these officers. If any or all of the covered executives are terminated from employment within 36 months of a sale or acquisition of the Bank, the executive(s) may elect from the acquirer to receive fully vested income benefits as stated above, or to receive an agreed-upon lump-sum distribution, which would total $640,000 if all covered executives selected this option. The financial statements for the years ended December 31, 2001 and 2000, respectively, include $39,067 and $35,840 of expense related to this plan.

               In addition to other benefits, the Company provides medical insurance to its employees and makes medical insurance available to its employees' families. The Company self-insures up to $25,000 per person per year with a total annual maximum based on the number of covered employees ($329,028 and $297,392 at December 31, 2001 and 2000, respectively). Claims exceeding these annual limits are covered by traditional insurance contracts.

NOTE K.        LEASES

               The Bank entered into an operating lease during 1996 for a branch office. This facility is leased under a 10 year operating lease expiring in 2006 with a renewal option for an additional 5 years. During 1999, the Bank also entered into an operating lease for a loan production office. This facility is leased under a 3 year operating lease expiring in 2002 with a renewal option for an additional 3 years. All leases are of the normal operating type and generally short-term in nature and not susceptible to capitalization for financial accounting reporting purposes. Rent expense charged to income was $70,645 and $67,223 in 2001 and 2000, respectively.

               Future obligations for these leases at December 31, 2001 are as follows:

                                    2002                         $      64,425
                                    2003                         $      29,925
                                    2004                         $      29,925
                                    2005                         $      29,925
                                    2006                         $      19,950
Continued

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE L.        INCOME TAX PROVISION

               The provision for income taxes included in the consolidated statements of income is as follows:

                                                                                          2001             2000
                                                                                     --------------     ------------

               Current                                                               $  1,601,287       $  1,336,567
               Deferred                                                                  (148,331)          (417,600)
                                                                                     --------------     ------------
                                                                                     $  1,452,956       $    918,967
                                                                                     ==============     ============

               Accrued income taxes payable of $0 in 2001 and $30,140 in 2000 are included in accrued taxes and other liabilities.

               Net deferred tax liabilities of $537,508 in 2001 and $243,785 in 2000 are included in accrued taxes and other liabilities. Amounts comprising deferred tax assets and liabilities are as follows:

                                                                                           2001              2000
                                                                                     --------------     --------------
               Deferred tax liability:
                  Unrealized gain on available-for-sale securities                   $      398,427     $            -
                  Insurance                                                                  82,979             69,363
                  Discount accretion                                                              -              5,392
                  Depreciation                                                              687,429            674,042
                  Federal Home Loan Bank dividends                                          220,093            189,469
                  Purchase accounting adjustment amortization                                 7,479             12,764
                  Self-insured medical plan                                                       -              9,681
                  Accrual to cash conversion                                                 32,532                  -
                                                                                     --------------     --------------
               Total gross deferred tax liability                                    $    1,428,939     $      960,711
                                                                                     ==============     ==============

               Deferred tax asset:
                  Provision for loan losses                                          $      357,538     $      161,713
                  Unrealized loss on available-for-sale securities                                -             43,627
                  Deferred compensation                                                      83,909             69,337
                  Investee losses                                                           257,807            169,793
                  Other real estate                                                          74,693             76,607
                  Net operating loss                                                         65,732            144,097
                  Acquisition expenses                                                       51,752             51,752
                                                                                     --------------     --------------
               Total gross deferred tax asset, net
                  of valuation allowance of $-0-                                     $      891,431     $      716,926
                                                                                     ==============     ==============





Continued







BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE L.        INCOME TAX PROVISION - CONTINUED


               The temporary differences resulting in deferred income taxes and the tax effect of each are as follows:

                                                                                           2001              2000
                                                                                     --------------     --------------

               Discount accretion                                                    $       (5,392)    $        4,207
               Depreciation                                                                  13,387             52,944
               Federal Home Loan Bank dividends                                              30,624             37,392
               Provision for loan losses                                                   (195,825)          (330,354)
               Amortization of purchase accounting adjustments                               (5,285)            (7,967)
               Insurance                                                                     13,616             12,215
               Deferred compensation                                                        (14,572)           (13,368)
               Self-insured medical plan                                                     (9,681)                 -
               Unrealized gain or loss on available-for-sale securities                     442,054             96,923
               Investee losses                                                              (88,014)           (80,824)
               Accrual to cash conversion                                                    32,532            (44,915)
               Other real estate                                                              1,914             (9,851)
               Net operating loss                                                            78,365             14,673
               Acquisition expenses                                                               -            (51,752)
                                                                                     --------------     --------------
                                                                                     $      293,723     $     (320,677)
                                                                                     ==============     ==============


               The provision for federal income taxes is less than that computed by applying the federal statutory rate of 34% in 2001 and 2000, as indicated in the following analysis:



                                                                                           2001              2000
                                                                                     --------------     --------------

               Tax based on statutory rate                                           $    1,598,251     $    1,227,284
               State taxes                                                                  158,786            143,153
               Effect of tax-exempt income                                                 (231,600)          (110,798)
               Amortization of negative goodwill                                                  -           (266,622)
               Other                                                                        (72,481)           (74,050)
                                                                                     --------------     --------------
                                                                                     $    1,452,956     $      918,967
                                                                                     ==============     ==============



               The income tax provision includes approximately $48,000 and $0 in 2001 and 2000 resulting from securities transactions.

               For federal income tax purposes, the bank has approximately $180,000 of net operating loss carryforwards available at December 31, 2001. These carryforwards were acquired in a recent merger and expire in 2006. Due to the merger of Louisiana Bank & Trust into Britton & Koontz First National Bank during 2000, the Company is limited on its annual utilization of this loss.
Continued

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE M.        SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

               At December 31, 2001 and 2000, the Bank had sold various investment securities with an agreement to repurchase these securities at various times within one year. The underlying securities are U.S. Government obligations and obligations of other U.S. Government agencies and corporations. These securities generally remain under the Bank's control and are included in investment securities. The related liability to repurchase these securities is included in securities sold under repurchase agreements. These securities have coupon rates ranging from 2.25% to 4.50% and maturity dates ranging from 2009 to 2029. The maximum amount of outstanding agreements at any month-end was $3,098,017 and $3,368,190 during 2001 and 2000, respectively. The monthly average amount of outstanding agreements was $2,911,085 and $1,901,530 during 2001 and 2000, respectively. At December 31, 2001, the securities underlying the repurchase agreements had an approximate amortized cost of $5,747,000 and an approximate market value of $5,780,000.

NOTE N.        REGULATORY MATTERS

               The primary sources of revenue of Britton & Koontz Capital Corporation are dividends from its subsidiary, Britton & Koontz First National Bank. On December 31, 2001, approximately $4,220,820 was available for future distribution by the Bank as dividends without prior approval of the banking regulatory agencies. However, such distribution would be subject to the requirements described in the following paragraphs.

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










Continued

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE N.        REGULATORY MATTERS - CONTINUED

               In the event of a complete liquidation of Britton & Koontz First National Bank, each Qualifying Depositor would be entitled to his or her pro rata interest in the Liquidation Account. Such claims would be paid before payment to Britton & Koontz Capital Corporation as Britton & Koontz First National Bank's sole shareholder. A merger, consolidation, purchase of assets and assumption of deposits and/or other liabilities or similar transaction with an FDIC-insured institution would not be a complete liquidation for the purpose of paying the Liquidation Account. In such a transaction, the Liquidation Account would be required to be assumed by the surviving institution.

               The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

               Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulation) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

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









Continued

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE N.        REGULATORY MATTERS - CONTINUED

               The Bank's actual capital amounts and ratios are also presented in the table.

                                                                     To Be Adequately                To Be Well
                                             Actual                     Capitalized                  Capitalized
                                 ----------------------------   -------------------------    -------------------------
                                     Amount          Ratio         Amount         Ratio        Amount         Ratio
                                 --------------   -----------   -----------   -----------    -----------   -----------
                                                                 (amounts in thousands)

As of December 31, 2001
-----------------------
Total Capital (to Risk-
    Weighted Assets)             $     26,235        13.75%     $   15,261        8.00%      $   19,075       10.00%
Tier I Capital (to Risk-
    Weighted Assets)             $     24,127        12.65%     $    7,630        4.00%      $   11,445        6.00%
Tier I Capital (to Average
    Assets)                      $     24,127         8.81%     $   10,951        4.00%      $   13,689        5.00%

As of December 31, 2000
-----------------------
Total Capital (to Risk-
    Weighted Assets)             $     24,033        13.68%     $   14,054        8.00%      $   17,568       10.00%
Tier I Capital (to Risk-
    Weighted Assets)             $     22,149        12.61%     $    7,026        4.00%      $   10,539        6.00%
Tier I Capital (to Average
    Assets)                      $     22,149         8.33%     $   10,636        4.00%      $   13,295        5.00%



















Continued

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000


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

               The Bank's maximum exposure to credit loss is represented by the contractual amount of the commitments to extend credit and letters of credit as follows:

                                                     2001             2000
                                                --------------   --------------

               Commitments to extend credit    $    37,531,926   $   35,848,104
                                               ===============   ==============

               Commercial letters of credit    $     1,371,568   $      864,795
                                               ===============   ==============

               The Bank is required to maintain average reserves at the Federal Reserve Bank. This requirement approximated $463,000 at December 31, 2001. The Bank is in compliance with this requirement.

               At December 31, 2001, the Bank had committed to sell approximately $5,416,000 of loans originated near year-end. These loans are classified as loans held-for-sale and are carried at the lower of cost or market. Due to the short period from origination, the cost and market value of these loans are approximately the same.




Continued

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000


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

NOTE Q.        DIVIDENDS

               Britton & Koontz Capital Corporation's subsidiary, Britton & Koontz First National Bank, paid dividends to the Capital Corporation amounting to $1,550,000, $1,550,000 and $1,400,000 for the years 2001, 2000, and 1999, respectively.

NOTE R.        INTEREST RATE RISK MANAGEMENT

               During 2000, the Bank entered into an off-balance sheet interest rate swap agreement to reduce its interest-rate risk and to decrease its costs of funds for special deposit promotions. Under the terms of this agreement, the Bank receives a fixed rate and is obligated to pay a floating rate based on one month LIBOR plus 3 basis points calculated on a contractual notional amount of $10,000,000 at December 31, 2000. The original term is for five years ($5,000,000 notional), expiring in March, 2005, and ten years ($5,000,000 notional) expiring in March, 2010. The fixed payment rate was 7.4% and 8.0%, respectively during 2000. The average variable-payment rate was 6.52% at December 31, 2000. In accordance with the provisions of the instruments, these interest rate swaps were called during 2001. The interest differentials received from this agreement and recorded in current operations was $24,562 during 2001.






Continued

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE R.        INTEREST RATE RISK MANAGEMENT - CONTINUED

               During 2000, the Bank entered into an off-balance-sheet interest-rate cap agreement to reduce the potential impact of increases in interest rates on floating-rate liabilities. The agreement entitles the Bank to receive from counterparties on a quarterly basis the amounts, if any, by which the three month LIBOR exceeds 7.0% computed on a $20 million notional amount. This interest rate cap expires on August 22, 2002. At December 31, 2001, the original cost of the cap of $94,000 had been amortized into interest expense to a balance of $31,333.

NOTE S.        BUSINESS COMBINATION

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

               The accompanying financial statements for 2000 are based on the assumption that the Companies were combined for the full year.



















Continued

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE S.        BUSINESS COMBINATION-CONTINUED

               Summarized results of operations of the separate companies for period from January 1, 2000, through December 1, 2000, the date of the merger are as follows:

                                                                                             January 1 through
                                                                                             December 31, 2000
                                                                                    ----------------------------------
                                                                                        Britton &          Louisiana
                                                                                         Koontz           Bancshares
               Interest income                                                      $    15,904,633     $    3,229,763
               Interest expense                                                          (7,938,354)        (1,540,905)
                                                                                    ---------------         ----------
                 Net interest income                                                      7,966,279          1,688,858
               Provision for loan losses                                                   (310,000)           (11,000)
                                                                                    ---------------     --------------
                 Net income after
                   provision for
                   loan losses                                                            7,656,279          1,677,858
               Non-interest income                                                        2,341,081            128,905
               Non-interest expense                                                      (6,607,675)        (1,526,372)
                                                                                    ---------------     --------------
                 Net income before
                   income tax expense                                                     3,389,685            280,391
               Income tax expense                                                        (1,150,650)          (150,000)
                                                                                    ---------------     --------------

               Net income                                                           $     2,239,035     $      130,391
                                                                                    ===============     ==============

               The summarized assets and liabilities of the separate companies as of December 1, 2000, (the date of acquisition) were as follows:


                                                                                             December 1, 2000
                                                                                    ----------------------------------
                                                                                        Britton &          Louisiana
                                                                                         Koontz           Bancshares

               Cash and due from banks                                              $    12,580,114    $     2,235,243
               Investment securities                                                     60,830,635          6,601,813
               Loans, net                                                               157,184,641         31,592,580
               Bank premises and equipment, net                                           6,407,123            680,777
               Other assets                                                               5,651,331            997,066
                                                                                    ---------------     --------------

               Total assets                                                         $   242,653,844    $    42,107,479
                                                                                    ===============    ===============

               Deposits                                                             $   185,430,406    $    36,360,862
               Federal Home Loan Bank advances                                           26,850,000          1,500,000
               Other liabilities                                                          9,166,314            386,928
                                                                                    ---------------    ---------------
                   Total liabilities                                                    221,446,720         38,247,790
               Equity                                                                    21,207,124          3,859,689
                                                                                    ---------------    ---------------
               Total liabilities
                 and equity                                                         $   242,653,844    $    42,107,479
                                                                                    ===============    ===============
Continued







BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE T.        FAIR VALUE OF FINANCIAL INSTRUMENTS

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







Continued

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE T.        FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

               Cash Surrender Value of Life Insurance

               The fair value of this item approximates its carrying value.

               Loans, Net

               For variable-rate loans which are repricing immediately, fair values are based on carrying values. Other variable-rate loans, fixed-rate commercial loans, installment loans, and mortgage loans are valued using discounted cash flows. The discount rates used to determine the present value of these loans are based on interest rates currently being charged by the Bank on comparable loans as to credit risk and term.

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



Continued





BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE T.        FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

               The estimated fair values of the Company's financial instruments are as follows:

                                                                                                 2001
                                                                                 -------------------------------------
                                                                                     Carrying               Fair
                                                                                      Amount                Value
                                                                                 ----------------    -----------------

               Financial assets:
                  Cash and due from banks                                        $     14,559,000    $      14,559,000
                  Federal funds sold                                             $      1,050,000    $       1,050,000
                  Investment securities:
                     Held-to-maturity                                            $     27,968,000    $      27,868,000
                     Available-for-sale                                          $     54,666,000    $      54,666,000
                     Equity securities                                           $      3,723,000    $       3,723,000
                  Cash surrender value of life insurance                         $        856,390    $         856,390
                  Loans, net                                                     $    183,019,000    $     186,348,000

               Financial liabilities:
                  Deposits                                                       $    217,680,000    $     219,245,000
                  Federal Home Loan Bank advances                                $     47,000,000    $      47,000,000
                  Securities sold under repurchase agreements                    $      3,098,000    $       3,098,000

                                                                                       Face                 Fair
                                                                                      Amount                Value
                                                                                 ----------------    -----------------

               Other:
                  Commitments to extend credit                                   $     37,532,000    $      37,532,000
                  Commercial letters of credit                                   $      1,372,000    $       1,372,000
                  Interest rate caps                                             $              -    $               -













Continued







BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE T.        FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

                                                                                                 2000
                                                                                 -------------------------------------
                                                                                     Carrying               Fair
                                                                                      Amount                Value
                                                                                 ----------------    -----------------

               Financial assets:
                  Cash and due from banks                                        $      7,959,000    $       7,959,000
                  Investment securities:
                     Held-to-maturity                                            $     54,487,000    $      55,351,000
                     Available-for-sale                                          $      6,215,000    $       6,215,000
                     Equity securities                                           $      3,017,000    $       3,017,000
                  Cash surrender value of life insurance                         $        808,000    $         808,000
                  Loans, net                                                     $    184,977,000    $     187,305,000

               Financial liabilities:
                  Deposits                                                       $    211,356,000    $     212,043,000
                  Federal Home Loan Bank advances                                $     27,175,000    $      27,175,000
                  Securities sold under repurchase agreements                    $      2,840,000    $       2,840,000

                                                                                       Face                 Fair
                                                                                      Amount                Value
                                                                                 ----------------    -----------------

               Other:
                  Commitments to extend credit                                   $     35,848,000    $      35,848,000
                  Commercial letters of credit                                   $        865,000    $         865,000
                  Interest rate swaps                                            $              -    $           8,000
                  Interest rate caps                                             $              -    $           7,000















Continued







BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE U.        SUMMARIZED FINANCIAL INFORMATION OF BRITTON & KOONTZ CAPITAL CORPORATION


               Summarized financial information of Britton & Koontz Capital
               Corporation, parent company only, is as follows:

                        STATEMENTS OF FINANCIAL CONDITION

                                                                                            December 31,
                                                                                       2001                 2000
                                                                                 ----------------    ----------------
               ASSETS:
                  Cash                                                           $        836,876    $        767,968
                  Investments in:
                     Britton & Koontz First National Bank                              26,115,147          23,491,078
                     B & K Title Insurance Agency                                          20,338                   -
                     Sumx Inc.                                                            558,826             794,790
                  Loans                                                                    59,645                   -
                  Premise and equipment, net                                              195,296             200,420
                  Cash surrender value of life insurance                                  108,926              97,370
                  Other assets                                                            396,086             171,995
                                                                                 ----------------    ----------------

               TOTAL ASSETS                                                      $     28,291,140    $     25,523,621
                                                                                 ================    ================

               STOCKHOLDERS' EQUITY                                              $     28,291,140    $     25,523,621
                                                                                 ================    ================



















Continued







BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE U.        SUMMARIZED FINANCIAL INFORMATION OF BRITTON & KOONTZ CAPITAL CORPORATION - CONTINUED


                              STATEMENTS OF INCOME

                                                                                   Years Ended December 31,
                                                                                       2001                 2000
                                                                                 ----------------    ----------------
               REVENUE:
                  Dividends received:
                     Britton & Koontz First National Bank                        $      1,550,000    $      1,550,000
                  Interest and other income earned                                         12,573              21,700
                                                                                 ----------------    ----------------
                                                                                        1,562,573           1,571,700

               EXPENSES                                                                    54,608             243,889
                                                                                 ----------------    ----------------
                                                                                        1,507,965           1,327,811

               INCOME TAX BENEFIT                                                         (88,014)            (80,824)
                                                                                 ----------------    ----------------
                                                                                        1,595,979           1,408,635

               EQUITY IN UNDISTRIBUTED
                  EARNINGS (LOSSES):
                     Britton & Koontz First National Bank                               1,869,929           1,488,893
                     Sumx Inc.                                                           (235,964)           (206,836)
                     B & K Title Insurance Agency, Inc.                                    17,838                   -
                                                                                 ----------------    ----------------

                            NET INCOME                                           $      3,247,782    $      2,690,692
                                                                                 ================    ================

















Continued



BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE U.        SUMMARIZED FINANCIAL INFORMATION OF BRITTON & KOONTZ CAPITAL CORPORATION - CONTINUED


                            STATEMENTS OF CASH FLOWS
                                                                                  Years Ended December 31,
                                                                                       2001                 2000
                                                                                 ----------------    ----------------

               CASH FLOWS FROM OPERATING ACTIVITIES:
                  Net income                                                     $      3,247,782    $      2,690,692
                  Adjustments to reconcile net income to net
                     cash provided by operating activities:
                         Provision for depreciation                                         5,124               5,551
                         Equity on undistributed earnings
                            and losses of affiliates                                   (1,651,803)         (1,282,057)
                  Increase in cash surrender value of life insurance                      (11,556)            (16,451)
                  Increase in other assets                                               (224,091)            (80,827)
                                                                                 ----------------    ----------------

                            Net cash provided by operating activities                   1,365,456           1,316,908
                                                                                 ----------------    ----------------

               CASH FLOWS FROM INVESTING ACTIVITIES:
                  Investment in Sumx Inc.                                                       -            (250,000)
                  Investment in B & K Title Insurance Agency, Inc.                         (2,500)                  -
                  Purchase of premise and equipment                                             -                   -
                  Increase in loans                                                       (59,645)                  -
                                                                                 ----------------    ----------------

                            Net cash used in investing activities                         (62,145)           (250,000)
                                                                                 ----------------    ----------------

               CASH FLOWS FROM FINANCING ACTIVITIES:
                  Cash dividends paid                                                  (1,286,524)         (1,156,979)
                  Cash paid for treasury stock                                                  -            (257,375)
                  Cash received from stock options exercised                               52,121             198,439
                                                                                 ----------------    ----------------

                            Net cash used in financing activities                      (1,234,403)         (1,215,915)
                                                                                 -----------------   ----------------

               NET INCREASE (DECREASE) IN CASH                                             68,908            (149,007)
               CASH AT BEGINNING OF YEAR                                                  767,968             916,975
                                                                                 ----------------    ----------------

               CASH AT END OF YEAR                                               $        836,876    $        767,968
                                                                                 ================    ================

               SCHEDULE OF NONCASH INVESTING AND
                  FINANCING ACTIVITIES:
                     Change in unrealized losses on securities
                         available-for-sale, net of deferred
                         income taxes                                            $        754,140    $         170,846
                                                                                 ================    =================




                    Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

     This discussion is intended to supplement the consolidated financial statements included in this annual report, to explain material changes in the financial condition of Britton & Koontz Capital Corporation (the "Company") from 2000 through 2001, and to compare the operating results of the Company for 2001 to operating results in 2000.

     The Company was organized as a Mississippi business corporation in July 1982. Later that year, the Company became a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), when it acquired all of the issued and outstanding shares of Britton & Koontz First National Bank, a national banking association headquartered in Natchez, Mississippi (the "Bank"). The Bank is a wholly-owned subsidiary of the Company, and stock of the Bank is the Company's most significant asset. In July 1993, the Company acquired Natchez First Federal Savings Bank and merged it into the Bank. In December 1998, the Company invested $1.0 million for a 35% interest in Sumx Inc. ("Sumx"), a company formed to develop and market internet-based electronic banking to financial institutions. See "Sumx Inc." In January 1999, the Company purchased from Union Planters Bank, N.A. two local branches with total deposits of $12 million and $1.8 million in loans. In July 1999, the Company completed the acquisition of another branch office from Union Planters Bank, N.A. with deposits of $6 million and $1.4 million in loans. In January 2000, the Company opened a loan production office in Baton Rouge, Louisiana. On September 15, 2000, the Company acquired 250,000 shares of Series B Preferred Stock in Sumx for $250,000, bringing the Company's total percentage ownership in Sumx up to approximately 38.25%. On December 1, 2000, Louisiana Bank and Trust Company merged into the Bank, adding approximately $42 million in assets and two branches in Baton Rouge, Louisiana. On April 17, 2001, B&K Title Insurance Agency, Inc. was organized under the laws of the State of Mississippi. In May 2001, the Company acquired 1000 shares of Common Stock of B&K Title Insurance Agency, Inc., which made it the Company's second wholly-owned subsidiary. On June 1, 2001, the Company received approval to convert the loan production office in Baton Rouge, Louisiana, to a full service branch.

Financial Condition

Average Assets and Liabilities

     Interest income from earning assets (including loans, securities and short-term investments) represents the Company's primary source of revenue. Even though total assets of the Company grew from 2000 to 2001 by 10.6% to $298.9 million, average-earning assets decreased slightly to $255.3 million during 2001, from $256.6 million in 2000. Average loans, net of unearned interest and allowance for loan losses, decreased to $185.0 million in 2001, compared to $187.2 million in 2000. This result was from the Company's strategy to replace 1-4 family residential loans by sales and securitizations with commercial loan growth in the Baton Rouge, Louisiana, market opened up by the acquisition of Louisiana Bank and Trust in December 2000 and Vicksburg, Mississippi, market from purchases of Union Planters branches in 1999. Loan demand remained strong during 2001. Excluding sales and securitizations of $13.6 million, average loans grew 5.6%. Average securities grew throughout the year by 6.2%, from $63.2 million in 2000 to $67.1 million in 2001. The following table analyses the Bank's average assets and the funding sources of those assets during 2000 and 2001. Dividing income or expense by the average balance of assets or liabilities, respectively, derives yields and costs.


                                                                         Twelve Months Ended December 31,
                                                   ------------------------------------------------------------------------------
                                                                   2001                 ($ in thousands)     2000
                                                   ------------------------------------------------------------------------------
                                                     Average      Income/      Average        Average       Income/      Average
                                                     Balance      Expense      Yield/Rate     Balance       Expense     Yield/Rate
                                                   ------------ ------------  ------------  -----------  ------------  ----------
ASSETS
Loans (1)(2)                                         $ 185,012     $ 16,898       9.13%       $ 187,176      $ 16,944      9.05%
Investment securities:
     U.S. Government & other                            54,088        3,645       6.74%          57,106         3,876      6.79%
     State & Municipal                                  13,060          649       4.97%           6,096           312      5.11%
                                                   ------------ ------------                ------------  ------------
     Total investment securities                        67,148        4,294       6.39%          63,202         4,188      6.63%
Interest bearing bank balances                           1,680           60       3.55%             918            54      5.90%
Federal funds sold                                         612           18       2.98%           4,477           262      5.86%
Other (Cash Value Life Insurance)                          836           43       5.17%             790            45      5.64%
                                                   ------------ ------------                ------------  ------------
     Total earning assets                              255,288       21,313       8.35%         256,563        21,493      8.38%
                                                   ------------ ------------                ------------  ------------
Allowance for loan losses                               (2,037)                                  (1,330)
Cash & due from banks, non-interest bearing              7,088                                    6,857
Bank premises & equipment                                7,088                                    7,033
Other assets                                             5,594                                    4,976
                                                   ------------                             ------------
     TOTAL ASSETS                                    $ 273,021                                $ 274,098
                                                   ============                             ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits:
Savings                                               $ 17,046        $ 367       2.15%        $ 16,137         $ 362      2.24%
Interest bearing checking                               34,276          652       1.90%          33,745           954      2.83%
Money rate savings                                      14,938          448       3.00%          11,418           318      2.79%
Certificates of deposit and other time deposits(3)     112,249        6,147       5.48%         124,660         7,074      5.67%
                                                   ------------ ------------                ------------  ------------
     Total interest bearing deposits                   178,509        7,614       4.27%         185,960         8,708      4.68%
Short-term borrowed funds                               14,744          826       5.60%          26,934         1,699      6.31%
Long-term borrowed funds                                16,468          793       4.81%               -             -
                                                   ------------ ------------                ------------  ------------
     Total interest bearing liabilities                209,722        9,233       4.40%         212,894        10,407      4.89%
Non-interest bearing deposits                           31,516                                   30,724
Other liabilities                                        6,337                                    5,339
Shareholders' equity                                    25,446                                   25,142
                                                   ------------ ------------                ------------  ------------
     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY        $ 273,021      $ 9,233       4.40%       $ 274,098      $ 10,407      4.89%
                                                   ============ ============                ============  ============
Interest income and rate earned                                    $ 21,313       8.35%                      $ 21,493      8.38%
Interest expense and rate paid                                        9,233       4.40%                        10,407      4.89%
                                                                ------------                              ------------
                                                                              ----------                               ----------
Interest rate spread                                                              3.95%                                    3.49%
                                                                              ==========                               ==========
NET INTEREST INCOME & NET YIELD
 ON AVERAGE EARNING ASSETS                                         $ 12,080       4.73%                      $ 11,086      4.32%
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


Investment Securities

     Securities primarily consist of mortgage-backed, U.S. government agencies and municipal securities. Securities that are deemed to be held-to-maturity are accounted for by the amortized cost method, while securities that are purchased as available-for-sale are accounted for at fair value. Management determines the classification of the Bank's investment securities at the time the securities are acquired, however, debt securities with an amortized cost of $50,648,250 were transferred from held-to-maturity to available-for-sale because of the reclassification opportunity allowed for in the FASB 133. Securities held-to-maturity decreased $26.5 million to $28.0 million at December 31, 2001, compared to $54.5 million at December 31, 2000. The bank's available-for-sale securities portfolio increased by $48.5 million to $54.7 million at December 31, 2000. Net unrealized gains in the Bank's portfolio after tax-effecting the available-for-sale securities, amounted to $677 thousand at December 31, 2001.

     The amortized cost and approximate market value of the Bank's investment securities classified as held-to-maturity at December 31, 2001, are summarized as follows:


                                                                           Gross           Gross         Approximate
                                                       Amortized        Unrealized      Unrealized         Market
                                                         Cost              Gains          Losses            Value
                                                   ----------------    ------------   -------------    ---------------

               Obligations of state and
                  political subdivisions           $     27,967,610    $    233,456   $    (333,391)   $    27,867,675
                                                   ================    ============   ==============   ===============



     The amortized cost and approximate market value of the Bank's investment securities classified as available-for-sale at December 31, 2001, are summarized as follows:


                                                                           Gross           Gross         Approximate
                                                       Amortized        Unrealized      Unrealized         Market
                                                         Cost              Gains          Losses            Value
                                                   ----------------    ------------   -------------    ---------------
               Obligations of other U.S.
                  government agencies
                  and corporations                 $     42,330,355    $  1,144,737   $     (50,527)   $    43,424,565
               Privately issued collateralized
                  mortgage obligations                    6,137,974           2,576         (95,840)         6,044,710
               Corporate securities                       5,122,544          85,041         (10,985)         5,196,600
                                                   ----------------    ------------   --------------   ---------------

                                                   $     53,590,873    $  1,232,354   $    (157,352)   $    54,665,875
                                                   ================    ============   =============    ===============




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
                                                   ================    ============   =============    ===============



     Investment securities carried at approximately $57,163,000 (approximate market value $58,046,000) at December 31, 2001, and approximately $40,942,000 (approximate market value $40,957,000) at December 31, 2000, were pledged to collateralize public deposits and for other purposes as required by law or agreement.

     The  amortized  cost  and  approximate  market  value  of  investment  debt securities at December 31, 2001, by contractual maturity (including mortgage-backed securities) are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                                                       Securities held-to-maturity
                                                                                   -----------------------------------
                                                                                                         Approximate
                                                                                      Amortized            Market
                                                                                        Cost                Value
                                                                                   ---------------     ---------------

               Due in one year or less                                             $             -     $             -
               Due after one year through five years                                       334,908             346,923
               Due after five years through ten years                                    2,950,930           2,994,210
               Due after ten years                                                      24,681,772          24,526,542
                                                                                   ---------------     ---------------

                                                                                   $    27,967,610     $    27,867,675
                                                                                   ===============     ===============


                                                                                      Securities available-for-sale
                                                                                   -----------------------------------
                                                                                                         Approximate
                                                                                      Amortized            Market
                                                                                        Cost                Value
                                                                                   ---------------     ---------------

               Due in one year or less                                             $        81,427     $        81,731
               Due after one year through five years                                    10,231,178          10,225,995
               Due after five years through ten years                                    6,758,602           6,940,634
               Due after ten years                                                      36,519,666          37,417,515
                                                                                   ---------------     ---------------

                                                                                   $    53,590,873     $    54,665,875
                                                                                   ===============     ===============




     The Company's cash and cash equivalents increased to $14.6 million at December 31, 2001, compared to $8.0 million at December 31, 2000, due primarily from the purchase of one large public funds certificate of deposit in the last few days of 2001. Investing activities used $22.5 million while financing activities provided $25.1 million primarily from the increase in demand deposits and Federal Home Loan Bank advances. Operating activities provided $4.0 million.


         Loans and Non-performing Loans

     The Bank's loan  portfolio at December 31, 2001 and 2000,  consisted of the following:
                                                                                       2001                 2000
                                                                                 ----------------    -----------------
               Commercial, financial and agricultural                            $     35,886,000    $      33,102,000
               Real estate-construction                                                 9,890,000           10,883,000
               Real estate-mortgage                                                   121,296,000          123,192,000
               Installment                                                             17,962,000           19,513,000
               Overdrafts                                                                 117,000              218,000
                                                                                 ----------------    -----------------

               Total loans                                                       $    185,151,000    $     186,908,000
                                                                                 ================    =================


     The following table sets forth the periods in which the Bank's loans mature or reprice:

            1 Year            1 - 5          Over 5
            or less           Years           Years           Total
         --------------    ------------    ------------    -------------

            $ 97,587        $ 72,857        $ 14,707         $185,151
         ==============    ============    ============    =============


     As a result of slowing economic activity in all markets of the Company, nonperforming loans increased to $2.8 million at December 31, 2001, from $1.4 million at December 31, 2000. Nonperforming loans at the end of 2001 consisted of nonaccrual loans of $1.3 million and loans past due ninety days or more of $1.5 million, compared to $1.1 million and $311 thousand, respectively, at December 31, 2000. If interest on such loans had been accrued, the income would have approximated $167,000 and $78,000 in 2001 and 2000, respectively. Nonperforming loans as a percent of loans, net of unearned income, increased to 1.51% at December 31, 2001, from .74% at December 31, 2000. The Bank places loans on non-accrual status when management determines that there is likelihood that the borrower will not be able to pay interest and principal on the loan in accordance with its terms. The following table presents additional information on the Bank's nonperforming assets as of December 31, 2001 and 2000:




                                                  2001               2000
                                             ---------------    ---------------
                                                     ($ in thousands)
Nonaccrual loans:
      Real estate                                $ 750              $ 950
      Installment                                   86                 39
      Commercial and all other loans               449                 89
                                             ---------------    ---------------
      Total nonaccrual loans                     1,285              1,078
Loans past due over 90 days                      1,510                311
                                             ---------------    ---------------
      Total nonperforming loans                  2,795              1,389
Other real estate                                1,526                773
                                             ---------------    ---------------
      Total nonperforming assets               $ 4,321            $ 2,162
                                             ---------------    ---------------
Nonperforming loans ratio                         1.51%              0.74%
                                             ===============    ===============

         Allowance for Loan Losses

     The allowance for loan losses increased $225 thousand to $2.1 million at December 31, 2001, compared to $1.9 million at December 31, 2000. The ratio of the allowance for loan losses to loans, net of unearned income, increased to 1.14% at December 31, 2001, from 1.01% at December 31, 2000. Approximately 37% of the loan portfolio is invested in 1-4 family residential mortgage loans requiring less allocation of reserves due to their generally higher credit quality. However, during 2001, the addition of more commercial loans to the portfolio while at the same time reducing the 1-4 family portfolio from 45% to 37%, prompted management to increase the reserve. The allowance is composed of specific reserves for each loan that has been identified as being impaired or for loans that have been identified with a probable loss.

                                                  2001               2000
                                             ---------------    ---------------

Balance at January 1,                          $ 1,883,561        $ 1,150,249

      Credits charged off                         (396,998)          (337,393)
      Recoveries                                    96,684            101,984
                                              ---------------   ---------------
      Net credits charged off                     (300,314)          (235,409)
                                              ---------------   ---------------

      Provision for loan losses                    525,000            968,721

              1                               ---------------   ---------------
Balance at December 31,                        $ 2,108,247        $ 1,883,561
                                              ===============   ===============


     Management reviews the allowance for loan losses on a monthly basis to ensure the level is adequate to absorb loan losses inherent in the loan portfolio. The allocation of the allowance for loan losses between 1-4 family residential first mortgage loans and other loans, net of unearned interest, as of December 31, 2001 and 2000, is presented in the table below:


                                                                  2001                  2000
                                                            ------------------    ------------------
1-4 Family Residential 1st Mortgage Loans
     Volume                                                      $ 59,688,824          $ 82,294,082
     Allocated reserve                                                104,165                71,320
     Reserves as a percent of volume                                    0.17%                 0.09%
Other Loans
     Volume                                                     $ 125,438,065         $ 104,566,642
     Allocated reserve                                              2,004,082             1,812,241
     Reserves as a percent of volume                                    1.60%                 1.73%
Total Loans
     Volume                                                     $ 185,126,889         $ 186,860,724
     Allocated reserve                                              2,108,247             1,883,561
     Reserves as a percent of volume                                    1.14%                 1.01%



         Other Real Estate

     Other real estate (ORE) increased to $1.5 million at December 31, 2001, compared to $773 thousand at December 31, 2000. The change in ORE is due primarily to three pieces of property that were foreclosed during the year: one residential property in Baton Rouge, Louisiana, which is under contract to sell; and two pieces of commercial property located in Adams County, Mississippi. Management is actively marketing all ORE and sold several properties during 2001 with an accumulated gain of $4 thousand. The table below shows the activity in other real estate.




Balance at December 31, 2000                                $ 773,005

     Writedowns                               (14,856)
     Sales                                   (170,923)
     Foreclosures                             938,987         753,208
                                            ---------      ----------

Balance at December 31, 2001                               $1,526,213
                                                           ==========


         Deposits

     Deposits are the Company's primary source of funding for earning assets. Average deposits decreased $6.7 million to $210 million at December 31, 2001. The decrease in average deposits was due primarily to the call of $10 million in wholesale deposits in March 2001. Average borrowings, which include federal funds purchased, securities sold under repurchase agreements, and advances from the Federal Home Loan Bank of Dallas increased $4.3 million. Management plans continued use of nontraditional funding sources to manage overall funding costs and to meet loan demand in new locations. A further analysis of the Company's funding uses and sources is reflected in the table below.





                                                  Average Balances                     Percent of Total
                                          ---------------------------------     --------------------------------
                                               2000              2000               2001              2000
                                          ---------------   ---------------     --------------    --------------
                                                                     ($ in thousands)
Funding Uses
     Loans                                     $ 185,012         $ 187,176              67.8%             68.3%
     Investments                                  67,148            63,202              24.6%             23.1%
     Federal funds sold                              612             4,477               0.2%              1.6%
     Other                                        20,249            19,243               7.4%              7.0%
                                          ---------------   ---------------     --------------    --------------
     Total                                     $ 273,021         $ 274,098             100.0%            100.0%
                                          ===============   ===============     ==============    ==============
Funding Sources
     Non-interest bearing deposits              $ 31,516          $ 30,724              11.5%             11.2%
     Interest bearing deposits                   178,509           185,960              65.4%             67.8%
     Short-term borrowings                        14,744            26,934               5.4%              9.8%
     Long-term borrowings                         16,468                 -               6.0%              0.0%
     Other                                         6,338             5,338               2.3%              1.9%
     Equity                                       25,446            25,142              15.4%              9.3%
                                          ---------------   ---------------     --------------    --------------
     Total                                     $ 273,021         $ 274,098             100.0%            100.0%
                                          ===============   ===============     ==============    ==============


     Maturities of certificates of deposit of $100,000 or more outstanding at December 31, 2001 and 2000, are summarized as follows:



                                                                 2001                 2000
                                                           ------------------   ------------------
Time remaining until maturity:
      Three months or less                                       $22,743,964          $14,555,130
      Over three through six months                               11,649,111            6,485,698
      Over six through twelve months                               5,969,317            2,826,715
      Over twelve months                                           7,227,437           16,061,156

                                                           ------------------   ------------------
                                                                 $47,589,829          $39,928,699
                                                           ==================   ==================


     Approximate schedule of maturities of certificates of deposit for each of the next five years are:


                                  2002                           $92,056,000
                                  2003                            15,999,000
                                  2004                             7,528,000
                                  2005                             1,538,000
                                  2006                             1,531,000
                                  Thereafter                          25,000

                                                           ------------------
                                                                $118,677,000
                                                           ==================


     Deposits at December 31, 2001 and 2000, consist of the following:

                                                                 2001                 2000
                                                           ------------------   ------------------



      Non-interest bearing demand deposits                       $33,165,781          $33,580,417
      Now accounts                                                29,375,838           28,771,291
      Money market deposit accounts                               18,352,807           11,220,083
      Savings accounts                                            18,108,845           16,016,895
      Certificates of deposit                                    118,676,585          121,733,846

                                                           ------------------   ------------------
                                                                $217,679,856         $211,322,532
                                                           ==================   ==================



         Liquidity

     The principal sources of liquidity for the Company are cash flows generated by the Company's earning assets and the ability to borrow against investment securities and loans. The investment portfolio primarily includes investments in obligations of government agency obligations, mortgage-backed securities and municipal bonds.

     Sizable core deposits provide liability liquidity along with wholesale sources of funds. Substantially all the funds utilized by the Company are generated from the normal customer base. From time to time, the Bank utilizes wholesale and national market deposits to meet funding needs. At December 31, 2001, the Company did not have any wholesale deposits but had national deposits totaling $8.0 million.

     In addition to balance sheet liquidity, the Company maintains the capacity to borrow additional funds when the need arises through federal funds purchased lines with correspondent banks and broker repurchase agreements. Additional borrowing capacity is available on 1-4 family residential first mortgage loans through the Federal Home Loan Bank.

     As interest rates decreased during 2001, the Bank's asset base was shortened. During 2001, principal and interest cash flows from investment securities increased to $24.5 million, or 9.0% of average assets, compared to $10.1 million, or 3.7% of average assets, in 2000.

         Interest Rate Sensitivity

     The primary assets of banks are portfolios of investment securities and loans, while liabilities are primarily composed of interest-bearing deposits and borrowed funds. Assets and liabilities have varying maturities, and the associated rates may be fixed or variable. The Company uses asset/liability management techniques to maintain what management believes to be appropriate levels and relationships between rate-sensitive assets and liabilities. Thus, the Company seeks to maximize overall returns and to minimize the risk of loss associated with significant, often unforeseen, shifts in interest rates.

     A liability sensitive company will generally benefit from a falling interest rate environment, as the cost of interest-bearing liabilities falls faster than the yields on interest-earning assets, thus creating a widening of the net interest margin. Conversely, an asset-sensitive company will generally benefit from a rising interest rate environment as the yields on interest-earning assets rise faster than the costs on interest-bearing liabilities.

     Management utilizes a computerized interest rate simulation analysis as its primary measure of interest rate sensitivity. Recent reductions in deposit and market rates continue to benefit the Bank by lowering funding costs faster than asset yields. If rates remain at current levels, Net interest income (NII) is expected to increase by 1-2% from year one to year two. Management's analyses indicate that a falling rate scenario will present the most potential exposure to net interest income. If rates fall from current levels, net interest margin will be compressed as asset yields fall while floors on non-maturity deposits hold funding costs higher. The balance sheet's long-term asset sensitivity is expected to result in a continued downward trend in NII beyond the twenty-four month horizon. In a rising rate environment NII is expected to decrease by 1-2% compared to the base over the twenty-four month simulation horizon. The balance sheet's long-term asset-sensitive structure positions the Bank to benefit in a sustained higher rate environment.

     A traditional measure of interest rate sensitivity is the difference between the balances of assets and liabilities in the Company's current portfolio that are subject to repricing at various time horizons. These differences are known as interest sensitivity gaps: immediate to 3 months, 4 to 12 months, 1 to 3 years, 3 to 5 years, over 5 years and on a cumulative basis. The Company's interest sensitivity analysis as of December 31, 2001, is shown in the following table.



                                 Immediate
                                   to 3         4-12        1 to 3        3 to 5       Over 5
                                  Months       Months        Years        Years        Years        Totals
                                -----------  -----------  ----------   -----------  -----------   ----------
                                                            ($ in thousands)
Interest Sensitive Assets        $ 65,069    $  55,250    $  63,936    $   36,428   $   57,255    $ 277,938
Interest Sensitive Liabilities     53,338       85,338       44,875        17,069       68,118      268,738
                                -----------  -----------  -----------  -----------  -----------   ----------
Interest Sensitivity Gaps        $ 11,731    $ (30,088)   $  19,061    $   19,359   $ (10,863)
                                ===========  ===========  ===========  ===========  ===========
Cumulative ratio of interest
   sensitive assets to
   interest sensitive
   liabilities                       1.22         0.87         1.00          1.10         1.03
                                ===========  ===========  ===========  ===========  ===========





     Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remains the same, thus impacting net interest income. Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities, which are not reflected, in the above interest-sensitivity analysis report. These prepayments may have significant effects on the Company's net interest margin. Because of these factors, the interest sensitivity analysis contained in the above table does not provide a complete assessment of the Company's exposure to changes in interest rates.

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

Capital and Dividends

     Stockholders' equity increased 10.9% to $28.3 million at December 31, 2001, compared to $25.5 million at the end of 2000. The ratio of stockholders' equity to assets remained stable at 9.5% at December 31, 2001. The Company paid dividends of $.61 per share in 2001 and $.60 per share in 2000 and 1999, which represented an earnings payout ratio of 40%, 43% and 41%, respectively.

     The Bank maintained a Tier 1 capital to risk-weighted assets ratio at December 31, 2001, of 12.65%, a total capital to risk-weighted assets ratio of 13.75% and a leverage ratio of 8.81%. These levels substantially exceed the minimum requirements of the regulatory agencies and place the Company in the "well-capitalized" category under applicable regulatory guidelines. The following table further describes the Bank's capital ratios.



                                                                       To Be Adequately                To Be Well
                                              Actual                      Capitalized                  Capitalized
                                    Amount          Ratio          Amount          Ratio          Amount          Ratio
                                  ------------   ------------    ------------   ------------   -------------   ------------
                                                                      ($ in thousands)
As of December 31, 2001
Total Capital (to Risk-
      Weighted Assets)               $ 26,235         13.75%        $ 15,261          8.00%        $ 19,075         10.00%
Tier I Capital (to Risk-
      Weighted Assets)               $ 24,127         12.65%        $ 7,630           4.00%        $ 11,445          6.00%
Tier I Capital (to Average
      Assets)                        $ 24,127          8.81%        $ 10,951          4.00%        $ 13,689          5.00%
As of December 31, 2001
Total Capital (to Risk-
      Weighted Assets)               $ 24,033         13.68%        $ 14,054          8.00%        $ 17,568         10.00%
Tier I Capital (to Risk-
      Weighted Assets)               $ 22,149         12.61%        $  7,026          4.00%        $ 10,539          6.00%
Tier I Capital (to Average
      Assets)                        $ 22,149          8.33%        $ 10,636          4.00%        $ 13,295          5.00%






Results of Operations

         Net Income

     The Company earned $3.2 million ($1.54 per share) in 2001, compared to $2.7 million ($1.28 per share) in 2000. Returns on average assets and average equity for 2001 were 1.19% and 12.76%, respectively, compared to .98% and 10.70% in 2000.

         Net Interest Income

     Net interest income, the difference between the income earned on interest-earning assets and the amounts paid on interest-bearing liabilities increased 9.0% or $994 thousand to $12.1 million in 2001. A shift in the asset mix from mortgage loans to commercial loans combined with lower funding costs positioned the bank to benefit in a falling rate environment. The increase in NII is attributable to $715 thousand in rate reductions, primarily on interest bearing liabilities, and $279 thousand in volume reductions. The following table presents an analysis of the Company's changes in net interest income in 2001 compared to 2000.



                                                                      2001 compared to 2000
                                                              Increase (Decrease) Due to Change in
                                                           Total             Volume              Rates
                                                       ---------------    --------------     --------------
INTEREST EARNED ON:                                                      ($ in thousands)
Loans                                                       $ (46)           $ (197)             $ 151
Investment securities:
     U.S. Government & other                                 (231)             (204)               (27)
     State & Municipal                                        337               346                 (9)
Interest bearing bank balances                                  6                33                (27)
Federal funds sold                                           (244)             (156)               (88)
Other (Cash Surrender Value Life Insurance)                    (2)                3                 (5)
                                                       ---------------    --------------     --------------
     Total earning assets                                  $ (180)           $ (175)              $ (5)
                                                       ---------------    --------------     --------------
INTEREST PAID ON:
Savings                                                         5                20                (15)
Interest bearing checking                                    (302)               15               (317)
Money rate savings                                            130               104                 26
Certificates of deposit and other time deposits              (927)             (686)              (241)
Short-term borrowed funds                                    (873)             (700)              (173)
Long-term borrowed funds                                      793               793                  -
                                                       ---------------    --------------     --------------
     Total interest bearing liabilities                    (1,174)             (454)              (720)
                                                       ---------------    --------------     --------------
NET INTEREST INCOME                                         $ 994             $ 279              $ 715
                                                       ===============    ==============     ==============



     The Bank's net interest margin increased to 4.73% from 4.32% during 2001 primarily due to the Bank's decreased interest rate paid on interest bearing liabilities and borrowed funds.


         Provision for Loan Losses

     The provision for loan losses was reduced during 2001 because of a one-time allocation to the reserve in 2000 to move the ratio of reserves to loans over 1%. During 2001, the Company added an additional $525 thousand to offset anticipated shifts in the asset mix from 1-4 family residential loans to commercial loans provided by the Company's move into the Baton Rouge, Louisiana and Vicksburg, Mississippi markets. To determine the provision amount, management considers factors such as historical trends of charge-offs and recoveries, past due loans and economic conditions along with additional analysis of individual loans and pools of loans for exposure. After allocating the existing reserves to estimated exposures, management then adds to the reserve through a loan loss provision to cover potential losses in the portfolio. Management is of the opinion that the reserve at December 31, 2001, is adequate to cover estimated exposures.

Other Income

     Other income excluding one-time events in 2000 increased 8% from $1.9 million in 2000 to $2.1 million in 2001. Income from bank operations continues to reflect strong core income including fees charged on deposit accounts, fees charged on the Bank's Internet service operations, commissions on consumer investment services and ATM fees. As rates dropped and mortgage refinancing increased, additional $268 thousand was provided through the sales of mortgage loans originated.

Other Expense

     Other expenses decreased $280 thousand to $8.9 million in 2001, compared to $9.2 million in 2000 primarily due to one-time expenses associated with the acquisition of Louisiana Bank and Trust. The Bank is currently amortizing premiums on branch acquisitions that amounted to $108 thousand in 2001.

Income Taxes

     Income taxes for 2001 increased $534 thousand to $1.5 million, due primarily to the fact that the liquidation of the negative goodwill in 2000 provided approximately $618 thousand of additional non-taxable income to the Company. Other factors contributing to this decrease are more fully discussed in Note L to the financial statements.


Information Regarding our Common Stock

     The Company's common stock is listed on the NASDAQ Small Cap Market, and trades under the symbol "BKBK." The table below sets forth the high and low sales price ranges for the common stock as quoted by Yahoo Finance.

                                  Dividends
                                  Per Share           High              Low
Year 2001
         4th Quarter                $ .31            $15.25            $13.50
         3rd Quarter                                 $14.85            $12.26
         2nd Quarter                $ .30            $13.70            $11.51
         1st Quarter                                 $13.75            $11.50

Year 2000
         4th Quarter                $ .30            $12.00            $10.75
         3rd Quarter                                 $15.50            $13.06
         2nd Quarter                $ .30            $16.75            $11.00
         1st Quarter                                 $18.00            $17.75


     On December 31, 2001, there were 625 shareholders of record of the Company's common stock.

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

     The principal source of the Company's cash revenues are dividends from the Bank. There are certain limitations under federal law on the payment of dividends by national banks. Under federal law, the directors of a national bank, after making proper deduction for all expenses and other deductions required by the Comptroller of the Currency, may credit net profits to the bank's undivided profits account, and may declare a dividend from that account of so much of the net profits as they judge expedient. The Comptroller and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings. The Bank's ability to pay dividends is also limited by prudence, statutory and regulatory guidelines, and a variety of other factors.

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

     The Company has declared semiannual cash dividends in each of the last three fiscal years totaling, on an annual basis, $.60 per share for 1999 and $.60 per share for 2000 and $.61 in 2001. Historical dividend payout ratios, expressed as a percentage of net income, for 1999, 2000 and 2001, were 41.40%, 43.00% and 39.61%, respectively.

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

     Retained earnings of the Bank available for payment of cash dividends under applicable dividend regulations exceeded $4.2 million as of December 31, 2001, although the Bank intends to retain most of these funds for capital and not pay them out as dividends.






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

Corporate Information


Annual Meeting/ Principal Office:
         3:30 P.M., Thursday, April 25, 2002
         Britton & Koontz First National Bank
         500 Main Street
         Natchez, Mississippi 39120

Transfer Agent and Registrar:
         American Stock Transfer & Trust
         59 Maiden Lane
         New York, New York 10038
         718-921-8200

Independent Auditors:
         May & Company
         110 Monument Place
         P.O. Box 821568
         Vicksburg, Mississippi 39182

For Additional Information Contact:
         Bazile R. Lanneau, Jr.
         Chief Financial Officer
         601-445-5576
         e-mail: corporate@bkbank.com

     For copies of the Annual Report on Form 10-KSB or Quarterly Reports on Form 10-QSB filed with the Securities and Exchange Commission visit www.bkbank.com or
Contact:
         Cliffie Anderson
         Investor Relations
         500 Main Street
         P.O. Box 1407
         Natchez, Mississippi 39121
         601-445-5576
         e-mail: corporate@bkbank.com

     Questions regarding stock holdings, certificates, replacement, dividends, and address changes should be addressed to:
         American Stock Transfer & Trust
         59 Maiden Lane
         New York, New York 10038
         715-921-8200

Directors and Executive Officers

W. W. Allen, Jr.
President
Allen Petroleum Services, Inc.
Craig A . Bradford, D.M.D.
Pediatric Dentist

James J. Cole
Executive Vice-President
Britton & Koontz First National Bank

W. J. Feltus, III
President
Feltus Brothers, Ltd.
Chairman
Britton & Koontz Capital Corporation
Britton & Koontz First National Bank

A. J. Ferguson
Petroleum Geologist

Bazile R. Lanneau, Jr.
President & Chief Executive Officer
Sumx Inc.
Vice-President, Assistant Secretary,
Treasurer & Chief Financial Officer
Britton & Koontz Capital Corporation and
Executive Vice-President
Britton & Koontz First National Bank

Albert W. Metcalfe
President
Jordan Auto Company, Inc.
Secretary
Britton & Koontz Capital Corporation
Britton & Koontz First National Bank

W. Page Ogden
President & Chief Executive Officer
Britton & Koontz Capital Corporation and
Britton & Koontz First National Bank
Directors and Executive Officers

Bethany L. Overton
President
Lambdin-Bisland Realty Co.

R. Andrew Patty II
Member
Sieberth and Patty, LLC, Attorneys

Robert R. Punches
Partner
Gwin, Lewis & Punches, LLP, Attorneys

Vinod K. Thukral, Ph.D.
Professor
Tulane University

Directors Emeriti:

Wilton R. Dale
Petroleum Geologist
Co-Owner, Dale Exploration Company

C.H. Kaiser , Jr.
Partner
Jordan, Kaiser and Sessions, Engineering

Donald Killelea, M.D.
Pediatrician - retired

Bazile R. Lanneau
Life Insurance

Britton & Koontz First National Bank Locations:

Natchez , Mississippi

Main Office
500 Main Street, 39120

Tracetown Shopping Center
55 Seargent S. Prentiss Drive, 39120

Shields Lane
148 N. Shields Lane, 39120

Highway 61 N  at  St. Catherine Creek
411 Highway 61 North, 39120


Vicksburg, Mississippi

2150 S. Frontage Road, 39180


Baton Rouge, Louisiana

Florida
7142 Florida Boulevard, 70806

Perkins
12716 Perkins Road, 70810

Bluebonnet
10626 Linkwood Court, Suite A, 70810



Future Locations:

Carter Street
Vidalia, Louisiana

Highway 61 N at Sherman Avenue
Vicksburg, Mississippi

                                   EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT


         The following is a list of subsidiaries of the Company at December 31, 2001 and all are included in the Company's consolidated financial statements:


                                         Jurisdiction          Percentage of
                                              of             Voting Securities
Subsidiaries                            Incorporation             Owned
------------                            -------------        -----------------

Britton & Koontz First National Bank     Federal Law               100%

B&K Title Insurance Agency, Inc.         Mississippi               100%

Sumx Inc.                                Mississippi              36.62%

                                  EXHIBIT 23.1

                         CONSENT OF INDEPENDENT AUDITORS




We consent to the incorporation by reference in this Annual Report (Form 10-KSB) of Britton & Koontz Capital Corporation and Subsidiaries of our report dated January 15, 2002, included in the 2001 Annual Report to Shareholders of Britton & Koontz Capital Corporation and Subsidiaries.

/s/ May & Company

Vicksburg, Mississippi
March 10, 2002