Form 10QSB
period 2002-03-30
BRITTON & KOONTZ CAPITAL CORP
filed 2002-05-15
CIK 707604

U. S. SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-QSB




(Mark One)

[X] Quarterly Report Under Section 13 Or 15 (d) Of the Securities Exchange Act Of 1934 For the Quarterly Period Ended March 31, 2002.

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

                             Telephone: 601-445-5576



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.___


     2,109,055 Shares of Common Stock, Par Value $2.50, were issued and outstanding as of April 1, 2002.


Transitional Small Business Disclosure Format:      Yes ______   No       X
                                                                       ------

                           BRITTON & KOONTZ CAPITAL CORPORATION
                                 AND SUBSIDIARY


PART I.     FINANCIAL INFORMATION


         Item 1.    Financial Statements (Unaudited)


                 Consolidated Balance Sheets for March 31, 2002 and December 31, 2001

                 Consolidated Statements of Income for the Three Months Ended March 31, 2002 and March 31, 2001

                 Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended March 31, 2002 and March 31, 2001

                 Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and March 31, 2001

                 Notes to the Consolidated Financial Statements


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation



PART II.     OTHER INFORMATION


         Item 2.  Changes in Securities.


         Item 6.  Exhibits and Reports on Form 8-K





                      BRITTON & KOONTZ CAPITAL CORPORATION
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                              FOR THE PERIODS ENDED


                                      A S S E T S                                    March 31,               December 31,
                                                                                        2002                     2001
                                                                                 -------------------    -----------------------
Cash and due from banks:
        Non-interest bearing                                                            $ 7,112,976                $ 7,160,387
        Interest bearing                                                                    516,571                  7,398,849
                                                                                 -------------------    -----------------------
               Total cash and due from banks                                              7,629,547                 14,559,236

 Federal funds sold                                                                       3,345,000                  1,050,000
 Investment Securities:
        Held-to-maturity (market value, in 2002 and 2001,
            of $32,599,787 and $27,867,675, respectively)                                33,036,251                 27,967,610
        Available-for-sale (amortized cost, in 2002 and 2001,
            of $55,140,605 and $53,590,873, respectively)                                55,700,497                 54,665,874
        Equity securities, at cost less equity in unallocated losses                        488,879                    558,827
        Other equity securities                                                           3,184,200                  3,163,900
 Loans, less unearned income of $21,652 in 2002 and
            $24,594 in 2001, and allowance for loan losses of
            $2,163,252 in 2002 and $2,108,247 in 2001                                   178,467,968                177,603,099
 Loans held for sale                                                                      1,872,994                  5,415,543
 Bank premises and equipment, net                                                         7,106,919                  7,170,954
 Goodwill                                                                                 1,284,450                  1,311,354
 Other real estate, net                                                                   1,298,846                  1,526,213
 Accrued interest receivable                                                              2,316,942                  2,325,525
 Cash surrender value of life insurance                                                     868,343                    856,390
 Other assets                                                                               849,656                    681,939
                                                                                 -------------------    -----------------------
 TOTAL ASSETS                                                                          $297,450,492              $ 298,856,464
                                                                                 ===================    =======================

                                      LIABILITIES

 Deposits
        Non-interest bearing                                                           $ 34,883,693               $ 33,165,781
        Interest bearing                                                                186,979,582                184,514,074
                                                                                 -------------------    -----------------------
               Total deposits                                                           221,863,275                217,679,855

 Federal Home Loan Bank advances                                                         42,698,374                 47,000,000
 Securities sold under repurchase agreements                                              2,185,000                  3,098,017
 Accrued interest payable                                                                 1,040,562                  1,319,813
 Advances from borrowers for taxes and insurance                                            176,059                    314,566
 Accrued taxes and other liabilities                                                        794,952                  1,153,073
                                                                                 -------------------    -----------------------
               Total liabilities                                                        268,758,222                270,565,324
                                                                                 -------------------    -----------------------

                                  STOCKHOLDERS' EQUITY

 Common     stock - $2.50 par value per share; 12,000,000 shares authorized;
            2,123,555 and 2,109,055 shares issued and
            outstanding in 2002 and 2001, respectively                                    5,308,888                  5,308,888
 Additional paid-in capital                                                               7,189,563                  7,189,563
 Retained earnings                                                                       16,131,718                 15,373,489
 Accumulated other comprehensive income                                                     319,476                    676,575
                                                                                 -------------------    -----------------------
                                                                                         28,949,645                 28,548,515
 Cost of 14,500 shares of common stock held by the company                                 (257,375)                  (257,375)
                                                                                 -------------------    -----------------------
               Total stockholders' equity                                                28,692,270                 28,291,140

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $297,450,492              $ 298,856,464
                                                                                 ===================    =======================







                      BRITTON & KOONTZ CAPITAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                 --------------------------------------------
                                                                                        2002                    2001
                                                                                 --------------------    --------------------

 INTEREST INCOME:
 Interest and fees on loans                                                              $ 3,793,017             $ 4,265,687
 Interest on investment securities:
     Taxable interest income                                                                 891,562               1,016,193
     Exempt from federal taxes                                                               401,081                 121,652
 Interest on federal funds sold                                                               11,314                   5,260
                                                                                 --------------------    --------------------
 Total interest income                                                                     5,096,974               5,408,792
                                                                                 --------------------    --------------------


 INTEREST EXPENSE:
 Interest on deposits                                                                      1,403,016               2,176,613
 Interest on other borrowed funds                                                            546,037                 367,985
 Interest on securities sold under repurchase agreements                                      19,734                  37,359
                                                                                 --------------------    --------------------
 Total interest expense                                                                    1,968,787               2,581,957
                                                                                 --------------------    --------------------


 NET INTEREST INCOME                                                                       3,128,187               2,826,835

 Provision for loan losses                                                                   135,000                 165,000
                                                                                 --------------------    --------------------

 NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                                           2,993,187               2,661,835
                                                                                 --------------------    --------------------

 OTHER INCOME:
 Service charges on deposit accounts                                                         295,386                 307,414
 Income from fiduciary activities                                                             13,351                  18,612
 Insurance premiums and commissions                                                            1,027                   5,934
 Gain/(loss) on sale of ORE                                                                  (19,902)                 (4,912)
 Gain/(loss) on sale of mortgage loans                                                        71,953                  29,779
 Gain/(loss) on sale of securities                                                                 -                       -
 Gain/(loss) on sale of premises & equipment                                                       -                       -
 Gain/(loss) on sale of other assets                                                          (3,100)                      -
 Other real estate income                                                                          -                       -
 Amortization of negative goodwill                                                                 -                       -
 Equity investee gains/(losses)                                                              (69,948)                (50,099)
 Other                                                                                       173,160                 172,744
                                                                                 --------------------    --------------------
 Total other income                                                                          461,927                 479,472
                                                                                 --------------------    --------------------

 OTHER EXPENSES:
 Salaries                                                                                  1,184,244               1,020,667
 Employee benefits                                                                           200,102                 159,054
 Director fees                                                                                40,440                  40,090
 Net occupancy expense                                                                       183,062                 167,833
 Equipment expenses                                                                          231,115                 208,822
 FDIC assessment                                                                               9,269                  10,405
 Stationery and supplies                                                                      55,048                  57,423
 Other real estate expense                                                                     5,271                   2,970
 Amortization of goodwill                                                                     26,904                  26,904
 Other                                                                                       506,068                 525,103
                                                                                 --------------------    --------------------
 Total other expenses                                                                      2,441,523               2,219,271
                                                                                 --------------------    --------------------

 INCOME BEFORE INCOME TAX EXPENSE                                                          1,013,591                 922,036
 Income tax expense                                                                          255,362                 293,673
                                                                                 --------------------    -------------------
 NET INCOME                                                                                $ 758,229               $ 628,363
                                                                                 ====================    ====================

 EARNINGS PER SHARE DATA:

 Basic earnings per share                                                                     $ 0.36                  $ 0.33
 Basic weighted shares outstanding                                                         2,109,055               2,080,735

 Diluted earnings per share                                                                   $ 0.36                  $ 0.33
 Diluted weighted shares outstanding                                                       2,112,313               2,081,893








                                                                    Common Stock
                                                   ------------------------------------     Additional
                                                                                              Paid-in              Retained
                                                        Shares             Amount             Capital              Earnings
                                                   ----------------  ------------------  ------------------   -------------------

 Balance at December 31, 2000                            2,101,534         $ 5,290,085          $7,156,245          $ 13,412,231

 Comprehensive Income:
     Net income                                                                                                          628,363

     Other comprehensive income (net of tax):
     Net change in unrealized gain/(loss)
        on securities available for sale, net
        of taxes for $553,820

 Issuance of common stock                                    7,521              18,803              33,318

                                                   ----------------  ------------------  ------------------   -------------------
 Balance at March 31, 2001                               2,109,055         $ 5,308,888          $7,189,563          $ 14,040,594
                                                   ================  ==================  ==================   ===================


 Balance at December 31, 2001                            2,109,055         $ 5,308,888          $7,189,563          $ 15,373,489

 Comprehensive Income:
     Net income                                                                                                          758,229

     Other comprehensive income (net of tax):
     Net change in unrealized gain/(loss)
        on securities available for sale, net
        of taxes for $212,421

                                                   ----------------  ------------------  ------------------   -------------------
 Balance at March 31, 2002                               2,109,055         $ 5,308,888          $7,189,563          $ 16,131,718
                                                   ================  ==================  ==================   ===================







                                                            Accumulated
                                                               Other                                        Total
                                                           Comprehensive            Treasury            Stockholders'
                                                              Income                  Stock                 Equity
                                                     -------------------------  -----------------   ----------------------

 Balance at December 31, 2000                                   $ (77,565)        $ (257,375)            $ 25,523,621

 Comprehensive Income:
     Net income                                                                                               628,363

     Other comprehensive income (net of tax):
     Net change in unrealized gain/(loss)
        on securities available for sale, net
        of taxes for $553,820                                     936,625                                     936,625

 Issuance of common stock                                                                                      52,121

                                                     -------------------------  -----------------   ----------------------
 Balance at March 31, 2001                                      $ 859,060         $ (257,375)            $ 27,140,730
                                                     =========================  =================   ======================


 Balance at December 31, 2001                                   $ 676,575         $ (257,375)            $ 28,291,140

 Comprehensive Income:
     Net income                                                                                               758,229

     Other comprehensive income (net of tax):
     Net change in unrealized gain/(loss)
        on securities available for sale, net
        of taxes for $212,421                                    (357,099)                                   (357,099)

                                                     -------------------------  -----------------   ----------------------
 Balance at March 31, 2002                                      $ 319,476         $ (257,375)            $ 28,692,270
                                                     =========================  =================   ======================











                      BRITTON & KOONTZ CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             PERIODS ENDED MARCH 31,

                                                                            2002                2001
                                                                        --------------      --------------

 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                               $   758,229        $    628,363
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
           Deferred income taxes                                               29,596             404,351
           Provision for loan losses                                          135,000             165,000
           Provision for losses on foreclosed real estate                           -                   -
           Provision for depreciation                                         196,272             183,459
           Stock dividends received                                           (20,300)            (26,700)
           (Gain)/loss on sale of other real estate                            19,902               4,912
           (Gain)/loss on sale of mortgage loans                              (71,953)            (29,779)
           (Gain)/loss on sale of investment securities                             -                   -
           (Gain)/loss on sale of premises and equipment                            -                   -
           Amortization/(accretion) of investment security
           premiums (discounts), net                                          (32,299)            (38,397)
           Amortization of valuation adjustment on acquired loans               2,730               4,100
           Amortization of negative goodwill                                        -                   -
           Amortization of goodwill                                            26,904              26,904
           Equity in investee (gains)/losses                                   69,948              50,099
           Writedown of other real estate                                       5,000                   -
           (Increase)/decrease in accrued interest receivable                   8,583             331,116
           (Increase)/decrease in cash surrender value                        (11,953)            (17,973)
           (Increase)/decrease in other assets                               (167,718)            179,199
           (Increase)/decrease in accrued interest payable                   (279,251)           (654,324)
           (Increase)/decrease in accrued taxes and other liabilities        (387,718)            293,274

                                                                        --------------      --------------
           Net cash provided (used) by operating activities                   280,972           1,503,604
                                                                        --------------      --------------


 CASH FLOWS FROM INVESTING ACTIVITIES
           Redemption of FHLB stock                                                 -                   -
           (Increase)/decrease in federal funds sold                       (2,295,000)                  -
           (Increase)/decrease in loans                                     2,504,249             314,372
           Proceeds from sales, maturities and paydowns
           of investment securities                                         3,901,308           2,513,086
           Proceeds from sale of loans                                              -                   -
           Proceeds from sale and transfers of other real estate              310,119              52,983
           Proceeds from sale of premises and equipment                             -                   -
           Purchase of FHLB stock                                                   -                   -
           Purchase of Federal Reserve Bank stock                                   -
           Purchases of investment securities                             (10,329,370)         (6,249,250)
           Purchase of premises and equipment                                (132,237)           (164,330)

                                                                        --------------      --------------
           Net cash (provided) used in investing activities                (6,040,931)         (3,533,139)
                                                                        --------------      --------------

 CASH FLOWS FROM FINANCING ACTIVITIES
           Increase /(decrease) in customer deposits                        4,183,420          (1,461,428)
           Increase /(decrease) in brokered deposits                                -                   -
           Increase /(decrease) in securities sold under
           repurchase agreements                                             (913,017)             45,000
           Increase /(decrease) in federal funds purchased                          -                   -
           Increase /(decrease) in FHLB advances                           (4,301,626)          2,625,000
           Increase /(decrease) in advances from borrowers
           for taxes and insurance                                           (138,507)           (229,172)
           Cash dividends paid                                                      -                   -
           Acquisition of treasury stock                                            -                   -
           Common stock issued                                                      -              52,121

                                                                        --------------      --------------
           Net cash provided (used) by financing activities                (1,169,730)          1,031,521
                                                                        --------------      --------------

 Net Increase/(decrease)  in cash and due from banks                       (6,929,689)           (998,014)
                                                                        --------------      --------------

 Cash and due from banks at beginning of period                            14,559,236           7,958,878
                                                                        --------------      --------------

 Cash and due from banks at end of period                                 $ 7,629,547        $  6,960,864
                                                                        ==============      ==============












                      BRITTON & KOONTZ CAPITAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             PERIODS ENDED MARCH 31,



 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:                         2002                2001
                                                                        --------------      --------------



           Transfers of other real estate to premises & equipment         $         -        $          -

           Transfers of other real estate to loans                        $         -        $          -

           Transfers from loans foreclosed to other real estate           $   107,654        $          -

           Total increase (decrease) in unrealized gains (losses)
           on securities available for sale                               $  (569,494)       $  1,484,892

           Total increase (decrease) on deferred income taxes
           on unrealized gains on securities available for sale           $  (212,421)       $    553,820

           Cash paid during the year for interest                         $ 2,248,038        $  3,236,281
                                                                        ==============      ==============


           Cash paid during the year for income taxes                     $ 1,045,718        $    410,298
                                                                        ==============      ==============


           Transfer of debt securities , net                              $         -        $ 46,101,893
                                                                        ==============      ==============







               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2002 AND DECEMBER 31, 2001


Note A.  Basis of Presentation

     The accompanying consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 2001, has been derived from the audited financial statements of the Company for the year then ended. The accompanying consolidated financial statements as of March 31, 2002, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position and operating results of the periods presented. Certain 2001 amounts have been reclassified to conform to the 2002 presentation.


Note B.  Nonperforming Assets.

     Nonperforming assets at March 31, 2002 and December 31, 2001, were as follows:

                                                    03/31/02          12/31/01
                                                  -----------       -----------
                                                       (dollars in thousands)
         Nonaccrual loans by type
             Real estate                          $   1,157          $     750
             Installment                                123                 86
             Commercial and all other loans             466                449
                                                  ----------         ----------
                Total nonaccrual loans                1,746              1,285
         Loans past due 90 days or more               1,115              1,510
                                                  ----------         ----------
               Total nonperforming loans              2,861              2,795
         Other real estate owned (net)                1,299              1,526
                                                  ----------         ----------
                Total nonperforming assets         $  4,160          $   4,321
                                                  ==========         ==========

         Nonperforming loans as a percent
         of loans, net of unearned interest
         and loans for sale                           1.58%              1.56%


Note C.  Allowance for Loan Losses

     The following table reflects the transactions in the allowance for loan losses for the three months ended March 31, 2001 and 2000:


                                                    03/31/02          03/31/01
                                                  ------------      -----------
                                                      (dollars in thousands)

         Balance at beginning of year             $   2,108         $   1,884

         Provision charged to operations                135               165

         Charge offs                                   (114)              (62)
         Recoveries                                      34                29
                                                  ----------         ---------
         Net recoveries (charge offs)                   (80)              (33)
                                                  ----------        ----------
         Balance at end of period                 $   2,163         $   2,016
                                                  ==========        ==========



         Allowance for loan losses as a percent
         of loans, net of unearned interest
         and loans held for sale                      1.20%              1.11%

Note D.  Loans Held-for-Sale

     Loans held-for-sale are primarily thirty year and fifteen year fixed rate, one to four family real estate loans which are valued at the lower of cost or market, as determined by outstanding commitments from investors or current investor yield requirements, calculated on an individual basis. Unrealized losses on loans held-for-sale are charged against income in the period of decline. Such declines are recorded in a valuation allowance account and deducted from the cost basis of the loans. At March 31, 2002, no change was recorded. Gains on loans are recognized when realized.

     Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion is intended to present a review of the major factors affecting the financial condition and results of operations of the Company and expand on material changes since year end.


             Financial Condition

     Earning Assets. Earning assets averaged $280.7 million in the first quarter of 2002, a $23 million (9%) increase from the last quarter 2001 average of $257.7 million. The increase was due to a leverage strategy initiated in the fourth quarter of 2001, which included approximately $16 million of tax-free municipal and $10 million of mortgage backed securities. The Company funded the portfolio growth through increases in deposits and borrowed funds along with the reinvestment of proceeds from securities paydowns.

     Asset Quality. Nonperforming assets, which include nonaccrual loans, other real estate, and loans 90 days or more delinquent, decreased slightly to $4.2 million at March 31, 2002, from $4.3 million at year-end. The banks nonperforming loan ratio increased slightly to 1.58% at March 31, 2002, from 1.56% at December 31, 2001. The breakdown of nonperforming assets at March 31, 2002, and December 31, 2001 are shown in Note B.

     Allowance and Provision for Possible Loan Losses. The provision for possible loan losses (Provision) is a charge to earnings in order to maintain the allowance for possible loan losses (Allowance) at a level consistent with management's assessment of the loan portfolio in light of current and expected economic conditions. The allowance remained relatively stable at $2.2 million at March 31, 2002, compared to $2.0 million a year earlier. The ratio of the allowance to loans, net of unearned income and loans held for sale, increased to 1.20% from 1.11% for the same period. These analyses are used in the computation of the adequacy of the allowance at the end of each quarter. The Company regularly reviews the allowance to maintain an adequate level to absorb loan losses that may be inherent in the portfolio, therefore, management is of the opinion that the monthly provision is adequate at March 31, 2002.

     Other Real Estate. Other real estate decreased to $1.3 million at March 31, 2002, from $1.5 million at December 31, 2001.



       Other Real Estate Activity


           Balance at December 31, 2001                     $1,526,213

               Writedowns                     (5,000)
               Sales                        (330,021)
               Foreclosures                  107,654          (227,367)
                                           ----------------------------

           Balance at March 31, 2002                        $1,298,846
                                                       ================

     Securities. Securities primarily consist of mortgage-backed, U.S. government agencies and municipal securities. Securities that are deemed to be held-to-maturity are accounted for by the amortized cost method while securities available-for-sale are accounted for at fair value. Management determines the classification of its securities at acquisition. Total investment securities increased 7% to $92 million during the first quarter of 2002 due primarily to the purchase of $5.7 million tax-exempt municipal bonds. Other equity securities, comprised of Federal Reserve Bank stock of $239 thousand, Federal Home Loan Bank stock of $2.8 million, increased $20 thousand due to the retention of dividend income.

     Liquidity. The Corporation has an asset/liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Principal sources of liquidity for the Company are asset cash flows, customer deposits and the ability to borrow against investment securities and loans. The Company's cash and cash equivalents decreased $6.9 million to $7.6 million at March 31, 2002. Cash used by operating and financing activities decreased by $1.5 million while investing activities used $6.0 million to purchase investment securities. Liquidity, at March 31, 2002, as measured by the Company amounted to $94 million or 32% of assets. The Corporation has unsecured federal funds lines with correspondent banks and maintains the ability to draw on its line of credit with the Federal Home Loan Bank of approximately $19 and $60 million, respectively. Management believes it maintains adequate liquidity for the Company's current needs.

     Deposits. Deposits increased to $221.9 million at March 31, 2002 compared to $217.7 million at December 31, 2001. The increase in deposits was offset by pay-downs of Federal Home Loan Bank Advances.

     Capital. Shareholders' equity totaled $28.7 million at March 31, 2002, compared to $28.3 million at December 31, 2001. The increase is primarily the result of net income and comprehensive income/(loss) over the first quarter totaling $758 thousand and ($357) thousand, respectively. Comprehensive income is the result of unrealized gains or losses in available-for-sale securities. The rise in interest rates since year-end has produced a drop in the market value of these securities creating a loss in the equity section of the balance sheet. The ratio of Shareholders' equity to assets increased to 9.7% at March 31, 2002 compared to 9.5% at December 31, 2001. The Company maintained a total capital to risk weighted assets ratio of 15.18%, a Tier 1 capital to risk weighted assets ratio of 14.06% and a leverage ratio of 9.12%. These levels substantially exceed the minimum requirements of the regulatory agencies for well-capitalized institutions of 10.00%, 6.00% and 5.00% respectively.


             Results of Operations

     Net Income. Net income increased to $758.2 thousand or $.36 per share from $628.4 thousand or $.30 per share. Returns on average assets and average equity for the first three months of 2002 were 1.02% and 10.57%, respectively, compared to .93% and 9.42% for the prior year.

     Net Interest Income and Net Interest Margin. Net interest income (NII), the amount by which interest income on loans, investments and other interest earning assets exceeds interest expense on deposits and other borrowed funds, increased $301 thousand or 11% to $3.1 million for the period ended March 31, 2002, from $2.8 million during the first quarter of 2001. The growth is primarily due to lower cost of funds resulting from the falling interest rate environment during the first quarter of 2001. As rates fell, cost on funding liabilities decreased faster than yields on earning asserts. Net interest margin (NIM), interest income expressed as a percentage of average earning assets, ended the quarter at 4.46%, up slightly from the previous year.

     Non-Interest Income. Non-interest income decreased to $462 thousand from $479 thousand due to additional losses on the sales of other real estate, less than expected service charges on deposit accounts offset by additional gains on sale of mortgage loans.

     Non-Interest Expense. Non-interest expense increased 10% or $223 thousand to $2.4 million for the three-month period ended March 31, 2002 due to increases in salaries and employee benefits along with increases in occupancy and equipment expenses.

     Pretax Income. The combination of the above factors produced a 10% increase in pretax income to $1.0 million compared to $922 thousand for the same period in the previous year.

     Income Taxes. Even though pretax income increased, income taxes decreased to $255 thousand for the three months ended March 31, 2002, from $294 thousand for same period last year. The effective federal tax rate decreased from 32% to 25% due to the increase in investments of tax-free securities


  PART II.  OTHER INFORMATION

  Item 2.    Changes in Securities.

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

11   Statement, re: computation of per share earnings


(b)      Reports on Form 8-K

     On March 21, 2002, the Company filed a current report on Form 8-K, reporting 2001 earnings

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








                                   BRITTON & KOONTZ CAPITAL CORPORATION




   May 15, 2002                    /s/ W. Page Ogden
                                  ---------------------------------------
                                  W. Page Ogden
                                  President and Chief Executive Office




   May 15, 2002                    /s/ Bazile R. Lanneau, Jr.
                                   --------------------------------------
                                   Bazile R. Lanneau, Jr.
                                   Vice President and Chief Financial Officer





                                   EXHIBIT 11


                 STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE




                                                                     Three Months Ended
                                                                           March
                                                           --------------------------------------
                                                                 2002                2001
                                                           -----------------   ------------------

Basic:
   Average shares outstanding:                                    2,109,055            2,108,721

Net income                                                         $758,229             $628,393
                                                           =================   ==================

Net income per share                                                  $0.36                $0.30
                                                           =================   ==================






Diluted:
   Average shares outstanding:                                    2,109,055            2,108,721

       Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the
       period                                                         3,258                    0
                                                           -----------------   ------------------

                           Total                                  2,112,313            2,108,721
                                                           =================   ==================

Net income                                                         $758,229             $628,393
                                                           =================   ==================

Net income per share                                                  $0.36                $0.30
                                                           =================   ==================


