Form 10KSB/A
period 2001-12-31
BRITTON & KOONTZ CAPITAL CORP
filed 2002-07-17
CIK 707604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                              (Amendment Number 1)

 Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                   for the fiscal year ended December 31, 2001

                        Commission File Number: 00-22606

                      Britton & Koontz Capital Corporation
                 (Name of Small Business Issuer in Its Charter)

               Mississippi                                 64-0665423
      (State or Other Jurisdiction of                   (I.R.S. Employer
       Incorporation or Organization)                  Identification No.)


                  500 Main Street - Natchez, Mississippi 39120
                    (Address of Principal Executive Offices)

                                 (601) 445-5576
                   (Issuer's Telephone Number, Including Area Code)


      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $2.50 Par Value
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X   No
                                                              -----     -----
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


The issuer had 2,109,055 shares of common stock outstanding as of March 12, 2002

 Transitional Small Business Disclosure Format (check one):  Yes       No   X
                                                                ------    -----

                       DOCUMENTS INCORPORATED BY REFERENCE


The Annual Report to Shareholders for the fiscal year ended December 31, 2001, is incorporated by reference into Part III of this Amendment No. 1 to the Annual Report on Form 10-KSB.

                                EXPLANATORY NOTE

Britton & Koontz Capital  Corporation  (the  "Company")  hereby amends Part III,
Item 13 of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, as originally filed with the Securities and Exchange Commission on March 29, 2002 (the "Original Filing"). In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the Company has set forth the text of Item 13 in its entirety. However, the Company is filing this Amendment No. 1 on Form 10-KSB/A solely to add the conformed signature of its independent auditors, May & Company, to the Independent Auditor's Report contained in the Company's Annual Report to Shareholders filed as Exhibit 13 to the Original Filing. The conformed signature of May & Company was inadvertently omitted from the electronic version of the Original Filing. No other modifications or changes have been made to Item 13 or Exhibit 13 in this Amendment No. 1 on Form 10-KSB/A and all other items and exhibits of the Original Filing shall remain as set forth in the Original Filing.



                                    PART III


Item 13.  Exhibits, List and Reports on Form 8-K

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


                                    BRITTON & KOONTZ CAPITAL CORPORATION
                                    (Registrant)



         July 17, 2002               /s/ W. Page Ogden
                                     ------------------------------------------
                                     W. Page Ogden
                                     President and Chief Executive Officer

                                  EXHIBIT INDEX



                             Description of Exhibit

3.1 Restated Articles of Incorporation of Britton & Koontz Capital Corporation, incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997 *

3.2 By-Laws of Britton & Koontz Capital Corporation, as amended and restated, incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1998 *

4.1  Certain  provisions  defining the rights of  Shareholders  are found in the
     Articles  of  Incorporation   and  By-Laws  of  Britton  &  Koontz  Capital
     Corporation. See Exhibits 3.1 and 3.2, above *

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

10.04Salary  Continuation  Plan  Agreements  dated  September 26, 1994,  between
     Britton & Koontz Capital Corporation and W. Page Ogden, Bazile R. Lanneau, Jr. and James J. Cole, incorporated by reference to Exhibit 10 to Registrant's Current Report on Form 10-QSB filed with the Commission on November 14, 1994 *


10.05System  Purchase  Agreement  dated  January 22, 1996  between the Britton &
     Koontz First National Bank and InterBank Systems, Inc., incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 29, 1996 and Form 10-KSB/A, Amendment Number 1, filed with the Commission on June 14, 1996 *

10.06Independent  Contractor  Agreement dated January 22, 1996 between InterBank
     Systems,  Inc.  and Summit  Research,  Inc.,  incorporated  by reference to
     Exhibit 10.6 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 29, 1996 and Form 10-KSB/A, Amendment Number 1, filed with the Commission on June 14, 1996 *

10.07Britton & Koontz Capital Corporation Long-Term Incentive Compensation Plan and Amendment, incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997 *

10.09Stock Purchase  Agreement dated December 3, 1998,  between Britton & Koontz
     Capital  Corporation  and Sumx Inc.  incorporated  by  reference to Exhibit
     10.09 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999 *

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



Yours truly,



W. Page Ogden
President & CEO

Financial Highlights
                                                  2001                  2000
-------------------------------------------------------------------------------
YEAR END BALANCE
(in thousands)
Total Assets                                     $298,856              $270,119
Total Deposits                                    217,680               211,323
Loans (net of unearned income)                    185,127               186,861
Stockholders' Equity                               28,291                25,524
FOR THE YEAR
(in thousands)
Net Income                                          3,248                 2,691
Net Interest Income                                12,080                11,086


PER SHARE
Earnings per share-Basic                            $1.54                 $1.29
Earnings per share-Diluted                           1.54                  1.28
Cash dividends                                       0.61                  0.60


OTHER KEY INFORMATION
-------------------------------------------------------------------------------
Return on Average Assets (%)                         1.19                  0.98
Return on Average Equity (%)                        12.76                 10.70
Dividend Payout (%)                                 39.61                 43.01
Net Interest Income/Average Earning Assets (%)       4.73                  4.32
Allowance for Loan Losses/Loans (%)                  1.14                  1.01
Non Performing Loans/Loans (%)                       1.51                  0.74
Loans/Deposits (%)                                   0.85                  0.88
Total Stockholders' Equity/Assets (%)                9.47%                 9.45%
Tier 1 Leverage Ratio (%)                            9.52                  8.76
Year End Stock Price                               $15.00                $12.00
Weighted Average Shares Outstanding:
Basic                                           2,108,973             2,080,046
Diluted                                         2,109,824             2,101,714

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



/s/ May and Company
May and Company
Vicksburg, Mississippi
January 15, 2002





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