Form 10QSB
period 2002-06-30
BRITTON & KOONTZ CAPITAL CORP
filed 2002-08-14
CIK 707604

U. S. SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-QSB




(Mark One)

[X] Quarterly Report Under Section 13 Or 15 (d) Of the Securities Exchange Act Of 1934 For the Quarterly Period Ended June 30, 2002.

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

                             Telephone: 601-445-5576



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No. ____


2,109,055 Shares of Common Stock, Par Value $2.50, were issued and outstanding as of July 1, 2002.


Transitional Small Business Disclosure Format:  Yes  ___    No     X
                                                                 -----

                      BRITTON & KOONTZ CAPITAL CORPORATION
                                AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION


         Item 1.    Financial Statements (Unaudited)


                  Consolidated Balance Sheets for June 30, 2002 and December 31, 2001

                  Consolidated Statements of Income for the Three and Six Months Ended June 30, 2002 and June 30, 2001

                  Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended June 30, 2002 and June 30, 2001

                  Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and June 30, 2001

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

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

         Signature










                           BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                          FOR THE PERIODS ENDED



                                 A S S E T S                                June 30,        December 31,
                                                                              2002              2001
                                                                        -----------------  ----------------
 Cash and due from banks:
       Non-interest bearing                                                  $ 7,667,010       $ 7,160,387
       Interest bearing                                                          675,030         7,398,849
                                                                        -----------------  ----------------
              Total cash and due from banks                                    8,342,040        14,559,236

 Federal funds sold                                                                    -         1,050,000
 Investment Securities:
       Held-to-maturity (market value, in 2002 and 2001,
           of $33,759,504 and $27,867,675, respectively)                      33,142,832        27,967,610
       Available-for-sale (amortized cost, in 2002 and 2001,
           of $56,470,743 and $53,590,873, respectively)                      58,361,322        54,665,874
       Equity securities, at cost less equity in unallocated losses              416,304           558,827
       Other equity securities                                                 3,204,900         3,163,900
 Loans, less unearned income of $19,068 in 2002 and
           $24,594 in 2001, and allowance for loan losses of
           $2,000,212 in 2002 and $2,036,083 in 2001                         176,864,284       177,603,099
 Loans held for sale                                                           1,456,632         5,415,543
 Bank premises and equipment, net                                              7,161,566         7,170,954
 Deposit Premium                                                               1,257,546         1,311,354
 Other real estate, net                                                        2,087,063         1,526,213
 Accrued interest receivable                                                   2,420,741         2,325,525
 Cash surrender value of life insurance                                          880,997           856,390
 Other assets                                                                    742,803           681,939
                                                                        -----------------  ----------------

 TOTAL ASSETS                                                              $ 296,339,030     $ 298,856,464
                                                                        =================  ================

                                 LIABILITIES

 Deposits
       Non-interest bearing                                                 $ 32,512,725      $ 33,165,781
       Interest bearing                                                      181,845,159       184,514,074
                                                                        -----------------  ----------------
              Total deposits                                                 214,357,884       217,679,855

 Federal Home Loan Bank advances                                              48,482,087        47,000,000
 Securities sold under repurchase agreements                                   2,185,000         3,098,017
 Accrued interest payable                                                        936,212         1,319,813
 Advances from borrowers for taxes and insurance                                 204,261           314,566
 Accrued taxes and other liabilities                                           1,050,984         1,153,073
                                                                        -----------------  ----------------
              Total liabilities                                              267,216,428       270,565,324
                                                                        -----------------  ----------------

                             STOCKHOLDERS' EQUITY

 Common stock - $2.50 par value per share;  12,000,000 shares authorized; 2,123,555 and 2,109,055 shares issued and
           outstanding in 2002 and 2001, respectively                          5,308,888         5,308,888
 Additional paid-in capital                                                    7,189,563         7,189,563
 Retained earnings                                                            15,636,847        15,373,489
 Accumulated other comprehensive income                                        1,244,679           676,575
                                                                        -----------------  ----------------
                                                                              29,379,977        28,548,515
 Cost of 14,500 shares of common stock held by the company                      (257,375)         (257,375)
                                                                        -----------------  ----------------
              Total stockholders' equity                                      29,122,602        28,291,140

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 296,339,030     $ 298,856,464
                                                                        =================  ================










               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME

                                                                 Three Months Ended                     Six Months Ended
                                                                      June 30,                              June 30,
                                                          ---------------------------------   -------------------------------------

                                                               2002              2001               2002                2001
                                                          ---------------   ---------------   -----------------   -----------------

 INTEREST INCOME:
 Interest and fees on loans                                  $ 3,694,531       $ 4,304,673         $ 7,487,549         $ 8,570,360
 Interest on investment securities:
     Taxable interest income                                     881,570           931,588           1,773,132           1,947,781
     Exempt from federal taxes                                   402,135           150,992             803,216             272,644
 Interest on federal funds sold                                    1,760             8,083              13,074              13,343
                                                          ---------------   ---------------   -----------------   -----------------

 Total interest income                                         4,979,996         5,395,336          10,076,971          10,804,128
                                                          ---------------   ---------------   -----------------   -----------------


 INTEREST EXPENSE:
 Interest on deposits                                          1,273,038         1,981,661           2,676,054           4,158,274
 Interest on other borrowed funds                                529,229           368,605           1,075,266             736,590
 Interest on securities sold under repurchase agreements          12,605            35,718              32,339              73,077
                                                          ---------------   ---------------   -----------------   -----------------

 Total interest expense                                        1,814,872         2,385,984           3,783,659           4,967,941
                                                          ---------------   ---------------   -----------------   -----------------


 NET INTEREST INCOME                                           3,165,124         3,009,352           6,293,312           5,836,187

 Provision for loan losses                                       135,000           120,000             328,000             285,000
                                                          ---------------   ---------------   -----------------   -----------------


 NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                               3,030,124         2,889,352           5,965,312           5,551,187
                                                          ---------------   ---------------   -----------------   -----------------


 OTHER INCOME:
 Service charges on deposit accounts                             315,475           300,926             610,862             608,340
 Income from fiduciary activities                                  9,852            16,670              23,202              35,282
 Insurance premiums and commissions                                1,438             4,744               2,466              10,678
 Gain/(loss) on sale of ORE                                        7,710                 -             (12,192)             (4,912)
 Gain/(loss) on sale of mortgage loans                            55,525            73,726             127,478             103,505
 Gain/(loss) on sale of securities                                     -           129,287                   -             129,287
 Gain/(loss) on sale of premises & equipment                           -              (928)                  -                (928)
 Gain/(loss) on sale of other assets                              (2,250)                -              (5,350)                  -
 Other real estate income                                              -                 -                   -                   -
 Amortization of negative goodwill                                     -                 -                   -                   -
 Equity investee gains/(losses)                                  (72,575)          (58,227)           (142,523)           (108,325)
 Other                                                           128,505           138,506             301,665             311,250
                                                          ---------------   ---------------   -----------------   -----------------

 Total other income                                              443,680           604,704             905,607           1,084,177
                                                          ---------------   ---------------   -----------------   -----------------


 OTHER EXPENSES:
 Salaries                                                      1,193,457           905,473           2,377,701           1,926,140
 Employee benefits                                               196,765           164,023             396,867             323,077
 Director fees                                                    41,570            39,940              82,010              80,030
 Net occupancy expense                                           192,082           182,946             375,144             350,779
 Equipment expenses                                              245,681           221,166             476,796             429,988
 FDIC assessment                                                   9,347             9,776              18,616              20,181
 Stationery and supplies                                          69,909            57,795             124,957             115,218
 Other real estate expense                                         7,618             2,355              12,889               5,325
 Amortization of deposit premium                                  26,904            26,904              53,808              53,808
 Other                                                         1,307,503           481,447           1,755,572           1,006,551
                                                          ---------------   ---------------   -----------------   -----------------

 Total other expenses                                          3,290,836         2,091,825           5,674,361           4,311,097
                                                          ---------------   ---------------   -----------------   -----------------


 INCOME BEFORE INCOME TAX EXPENSE                                182,968         1,402,231           1,196,558           2,324,267

 Income tax expense                                               24,032           421,432             279,394             715,105
                                                          ---------------   ---------------   -----------------   -----------------


 NET INCOME                                                    $ 158,936         $ 980,799           $ 917,164         $ 1,609,162
                                                          ===============   ===============   =================   =================


 EARNINGS PER SHARE DATA:

 Basic earnings per share                                         $ 0.08            $ 0.47              $ 0.43              $ 0.76
 Basic weighted shares outstanding                             2,109,055         2,109,055           2,109,055           2,108,889

 Diluted earnings per share                                       $ 0.08            $ 0.46              $ 0.43              $ 0.76
 Diluted weighted shares outstanding                           2,113,799         2,110,935           2,112,136           2,111,190










                                       BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                     FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001




                                                                                            Accumulated
                                      Common Stock           Additional                        Other                       Total
                                -------------------------     Paid-in        Retained      Comprehensive    Treasury   Stockholders'
                                  Shares        Amount        Capital        Earnings          Income         Stock        Equity
                                ----------   ------------   -----------    ------------   --------------  ----------- --------------

 Balance at December 31, 2000   2,101,534     $5,290,085    $ 7,156,245    $13,412,231     $  (77,565)    $(257,375)   $ 25,523,621

 Comprehensive Income:
     Net income                         -              -              -      1,609,162              -                     1,609,162

     Other comprehensive
        income (net of tax):
     Net change in unrealized
     gain/(loss)on securities
     available for sale, net
     of taxes for $398,261                                                                    675,061                       675,061

 Cash Dividend declared
        $.30 per share                                                        (632,716)                                    (632,716)

 Issuance of common stock           7,521         18,803         33,318                                                      52,121

                                ----------   ------------   -----------    ------------   --------------  ----------  -------------
 Balance at June 30, 2001       2,109,055     $5,308,888    $ 7,189,563    $14,388,677     $  597,496     $(257,375)   $ 27,227,249
                                ==========   ============   ===========    ============   ==============  ==========  ==============


 Balance at December 31, 2001   2,109,055     $5,308,888    $ 7,189,563    $15,373,489     $  676,575     $(257,375)   $ 28,291,140

 Comprehensive Income:
     Net income                         -              -              -        917,164              -                       917,164

     Other comprehensive
        income (net of tax):
     Net change in unrealized
     gain/(loss)on securities
     available for sale, net
     of taxes for $281,740                                                                    476,500                       476,500

     Other Comprehensive gains
     from derivates, net
     of reclassification
     adjustment of $19,634                                                                     91,604                        91,604


 Cash Dividend declared
        $.31 per share                                                        (653,807)                                    (653,807)

                                ----------   ------------   -----------    ------------   -------------   -----------   -----------
 Balance at June 30, 2002       2,109,055     $5,308,888    $ 7,189,563    $15,636,847    $ 1,244,679     $(257,375)    $29,122,602
                                ==========   ============   ===========    ============   ==============  ===========   ===========






              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                   PERIODS ENDED JUNE 30,

                                                                                     2002             2001
                                                                                 --------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                          $ 917,164     $ 1,609,162
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
        Deferred income taxes                                                          403,083         178,486
        Provision for loan losses                                                      270,000         285,000
        Provision for losses on foreclosed real estate                                       -               -
        Provision for depreciation                                                     389,029         366,918
        Stock dividends received                                                       (41,000)        (48,000)
        (Gain)/loss on sale of other real estate                                        12,192           4,912
        (Gain)/loss on sale of other repossessed assets                                  5,350
        (Gain)/loss on sale of mortgage loans                                         (127,478)       (103,505)
        (Gain)/loss on sale of investment securities                                         -        (129,287)
        (Gain)/loss on sale of premises and equipment                                        -             925
        Amortization/(accretion) of investment security
        premiums (discounts), net                                                      (40,532)        (85,134)
        Amortization of valuation adjustment on acquired loans                           5,190           7,790
        Amortization of negative goodwill                                                    -               -
        Amortization of deposit premium                                                 53,808          53,808
        Equity in investee (gains)/losses                                              142,523         108,325
        Writedown of other real estate                                                 138,725           9,999
        Writedown of other repossessed assets                                            2,900               -
        (Increase)/decrease in accrued interest receivable                             (95,216)        384,459
        (Increase)/decrease in cash surrender value                                    (24,607)        (29,809)
        (Increase)/decrease in other assets                                             54,596         319,529
        (Increase)/decrease in accrued interest payable                               (383,601)       (737,609)
        (Increase)/decrease in accrued taxes and other liabilities                    (505,553)        242,809

                                                                                 --------------   -------------

        Net cash provided (used) by operating activities                             1,176,573       2,438,778
                                                                                 --------------   -------------


 CASH FLOWS FROM INVESTING ACTIVITIES
        (Increase)/decrease in federal funds sold                                    1,050,000        (610,000)
        Proceeds from sales, maturities and paydowns
        of investment securities                                                     7,165,902      13,154,616
        Redemption of FHLB stock                                                             -               -
        Purchase of FHLB stock                                                               -               -
        Purchases of investment securities                                         (15,519,539)    (15,015,071)
        (Increase)/decrease in loans                                                 3,396,343       1,976,646
        Proceeds from sale and transfers of other real estate                          361,329          52,983
        Proceeds from sale and transfers of other repossessed assets                    48,850               -
        Proceeds from sale of premises and equipment                                         -          20,964
        Proceeds from sale of premises and equipment                                         -               -
        Purchase of premises and equipment                                            (379,641)       (368,459)

                                                                                 --------------   -------------

        Net cash provided (used) by financing activities                            (3,876,756)       (788,321)
                                                                                 --------------   -------------


 CASH FLOWS FROM FINANCING ACTIVITIES
        Increase /(decrease) in customer deposits                                   (3,321,971)      9,820,864
        Increase /(decrease) in brokered deposits                                            -     (10,000,000)
        Increase /(decrease) in securities sold under
        repurchase agreements                                                         (913,017)       (235,000)
        Increase /(decrease) in federal funds purchased                                      -               -
        Increase /(decrease) in FHLB advances                                        1,482,087         325,000
        Increase /(decrease) in advances from borrowers
        for taxes and insurance                                                       (110,305)       (209,932)
        Cash dividends paid                                                           (653,807)       (632,716)
        Acquisition of treasury stock                                                        -               -
        Common stock issued                                                                  -          52,121

                                                                                 --------------   -------------

        Net cash provided (used) by financing activities                            (3,517,013)       (879,663)
                                                                                 --------------   -------------


 Net Increase/(decrease)  in cash and due from banks                                (6,217,196)        770,794
                                                                                 --------------   -------------


 Cash and due from banks at beginning of period                                     14,559,236       7,958,878
                                                                                 --------------   -------------


 Cash and due from banks at end of period                                          $ 8,342,040     $ 8,729,672
                                                                                 ==============   =============









              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                              PERIODS ENDED JUNE 30,



 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:                                  2002             2001
                                                                                 --------------   -------------



        Cash paid during the year for interest                                     $ 4,167,260     $  5,705,550
                                                                                 ==============   =============


        Cash paid during the year for income taxes                                 $   779,896     $    728,008
                                                                                 ==============   =============


         Transfers of other real estate to loans                                   $ 1,073,096     $          -
                                                                                 ==============   =============


         Transfers from loans foreclosed to other real estate                      $   107,654     $          -
                                                                                 ==============   =============


         Total increase (decrease) in unrealized gains (losses)
         on securities available for sale                                          $  (569,494)    $  1,067,724
                                                                                 ==============   =============


         Total increase (decrease) on deferred income taxes
         on unrealized gains on securities available for sale                      $  (212,421)    $    398,261
                                                                                 ==============   =============


        Transfer of debt securities , net                                          $         -     $ 46,101,893
                                                                                 ==============   =============


         Derivative gain, net of reclassification adjustment                       $    91,604     $          -
                                                                                 ==============   =============




              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2002 AND DECEMBER 31, 2001


Note A.  Basis of Presentation

     The accompanying consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 2001, has been derived from the audited financial statements of the Company for the year then ended. The accompanying consolidated financial statements as of June 30, 2002, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position and operating results of the periods presented. Certain 2001 amounts have been reclassified to conform to the 2002 presentation.


Note B.  Nonperforming Assets.

     Nonperforming assets at June 30, 2002 and December 31, 2001, were as follows:

                                                   06/30/02           12/31/01
                                                      (dollars in thousands)
         Nonaccrual loans by type
             Real estate                       $     1,210          $     750
             Installment                                69                 86
             Commercial and all other loans            266                449
                                                ----------         ----------
                Total nonaccrual loans               1,545              1,285
         Loans past due 90 days or more                723              1,510
                                                ----------         ----------
               Total nonperforming loans             2,268              2,795
         Other real estate owned (net)               2,087              1,526
                                                ----------         ----------
                Total nonperforming assets     $     4,355         $    4,321
                                                ==========         ==========
         Nonperforming loans as a percent
         of loans, net of unearned interest
         and loans held for sale                     1.27%              1.56%


Note C.  Allowance for Loan Losses

     The following table reflects the transactions in the allowance for loan losses for the six months ended June 30, 2002 and 2001:

                                                  06/30/02           06/30/01

                                                     (dollars in thousands)

         Balance at beginning of year           $    2,108         $    1,884

         Provision charged to operations               270                285

         Charge offs                                  (494)              (185)
         Recoveries                                     58                 52
                                                ----------         ----------
         Net recoveries (charge offs)                 (436)              (133)
                                                ----------         ----------
         Balance at end of period               $    1,942         $    2,036
                                                ==========         ==========

         Allowance for loan losses as a percent
         of loans, net of unearned interest
         and loans held for sale                     1.08%              1.10%

Note D.  Interest Rate Risk management

     On May 9, 2002, the Bank entered into an off-balance sheet interest rate swap agreement to convert existing prime based loans to a fixed rate. Under the terms of the agreement, the Bank receives a fixed rate of 7.635% and is obligated to pay a floating rate based on USD-Prime-H.15, calculated on a contractual notional amount of $5,000,000. The original term is for five years, expiring May 10, 2007. The fair value of this derivative, designated as a cash flow hedge, and considered highly effective was $91,604 at June 30, 2002, and is reflected in other assets.

Note E.  Sumx Inc.

     On July 31, 2002, Sumx Inc., a 37% owned subsidiary of the Company, filed suit for a Declaratory Judgment against Diebold Incorporated ("Diebold") to terminate the License and Strategic Alliance Agreement entered into as of May 7, 2001, between Sumx and Diebold. Under that agreement, Diebold has the right to market, sublicense, install and support Sumx' Internet banking solution, SumxNet, to financial institutions. For 24 months, Diebold's rights are exclusive among third party vendors. In the suit, Sumx alleges that Diebold failed to use reasonable commercial efforts to market, advertise and sublicense SumxNet. Sumx retains the right to market its products directly. Pending the outcome of litigation and related negotiations, Sumx intends to continue support for Diebold under the agreement and to seek additional sources of capital and funding which may include outright sale of the company.

     The Company's carrying value of its $1.25 million investment is $418 thousand plus a related tax asset of approximately $310 thousand. Under the equity method of accounting the Company has been required to write down its investment by its proportionate share of the net operating losses of Sumx since 1998.


  Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion is intended to supplement the consolidated financial statements, expand on material changes in financial condition since year end and to compare the operating results for the six months ended June 30, 2002, to the same period in 2001.


             Financial Condition

     Earning Assets. Earning assets averaged $279.5 million during the six months ended June 30, 2002, a $25.2 million (10%) increase compared to the same period a year ago. The increase was due to growth in the investment portfolio (9%), primarily municipal securities. Investment growth was funded with Federal Home Loan Bank advances along with the reinvestment of proceeds from securities paydowns.

     Asset Quality. Several key measures are used to evaluate and monitor the Company's asset quality. These measures include total delinquencies, nonaccrual loans and other real estate owned by the bank. The nonperforming loan ratio decreased to 1.27% from 1.56% at December 31, 2001. A breakdown of nonperforming loans at June 30, 2002, and December 31, 2001, respectively, is shown in Note B.

     Allowance for Loan Losses. The allowance for loan losses remained stable at $2.0 million at June 30, 2002. The ratio of the allowance for loan losses to loans, net of unearned income and loans held for sale, decreased to 1.08% at June 30, 2002, from 1.10% at June 30, 2001. Net charge offs increased during the first half of 2002 to $436 thousand compared to $133 thousand during the same period a year ago. The Company regularly reviews the reserve for loan losses in order to maintain an adequate level to absorb probable loan losses that may be inherent in the portfolio. 1-4 family residential mortgage loans which have a history of low losses constitute over 30% of the loan portfolio. Management is of the opinion that the provision is adequate as of June 30, 2002.

     Other Real Estate. Other real estate (ORE) increased to $2.1 million at June 30, 2002, from $1.5 million at December 31, 2001. The Company recognized that the bank held properties that would go to foreclosure after the reporting period of June 30, 2002, and moved $936 thousand to insubstance foreclosure. The increases in ORE were offset by writing down the value in a commercial property owned in New Orleans, LA. that was brought into the portfolio through the Company's acquisition of Louisiana Bank and Trust in December 2000. The bank is actively promoting the sale of property owned and has sold four properties this year. The activity in ORE is presented in the table below.


Other Real Estate Activity


Balance at December 31, 2001                                       $ 1,526

      Writedowns                                       (139)
      Sales                                            (374)
      Foreclosures                                    1,074            561
                                                 --------------  -----------

Balance at June 30, 2002                                          $  2,087


     Securities. Securities primarily consist of mortgage-backed, municipal, corporate and agency securities. Securities that are deemed to be held-to-maturity are accounted for by the amortized cost method while securities in the available-for-sale categories are accounted for at fair value. Management determines the classification of its securities at acquisition. Approximately $46 million of the Company's held-to-maturity portfolio was transferred to available-for-sale pursuant to the adoption of FAS 133 on January 1, 2001. Total investment securities increased 10% to $91.9 million. Other equity securities, comprised primarily of Federal Reserve Bank stock of $372 thousand and Federal Home Loan Bank stock of $2.8 million, increased $41 thousand due to the retention of dividend income.

     Liquidity. Principal sources of liquidity for the Company are asset cash flows, customer deposits and the ability to borrow against investment securities and loans. The Company's cash and cash equivalents decreased $6.2 million to $8.3 million at June 30, 2002 due to a temporary year end 2001 increase in public funds deposits of $8 million. This amount was subsequently invested into other securities. Cash provided by operating activities increased by $1.2 million, while investing and financing activities used $3.9 and $3.6 million, respectively.

     Deposits. Customer deposits decreased to $214.4 million at June 30, 2002, compared to $217.7 million at December 31, 2001 due to normal fluctuations in public funds deposits. Core deposits remained relatively stable.

     Capital. Shareholders' equity totaled $29.0 million at June 30, 2002, compared to $28.3 million at December 31, 2001. The increase is primarily the result of net income, dividend payments and comprehensive income over the first six months totaling $917 thousand, $569 thousand and $654 thousand, respectively. Comprehensive income is the result of unrealized gains in available-for-sale securities and the recognition of the fair value of certain derivative instruments. The ratio of shareholders' equity to assets increased to 9.8% at June 30, 2002, from 9.5% at December 31, 2001. The Company maintained a total capital to risk weighted assets ratio of 15.05%, a Tier 1 capital to risk weighted assets ratio of 14.00% and a leverage ratio of 9.01%. These levels substantially exceed the minimum requirements of the regulatory agencies for well-capitalized institutions of 10.00%, 6.00% and 5.00% respectively.


             Results of Operations

     Analysis of Net Income. Net income for the six months ended June 30, 2002 was $917 thousand or $.43 per diluted share, compared to $1,609 thousand or $.76 per diluted share for the same period ending June 30, 2001. Net income for the second quarter of 2002 was $159 thousand or $.08 per diluted share, a decrease from $981 thousand or $.46 per diluted share during the same period in 2001. Second quarter net income includes pre-tax charges of $134 thousand in valuation write down of other real estate owned acquired in the December 2000 acquisition of Louisiana Bank and Trust in Baton Rouge,

  Louisiana, and $549 thousand charge-off of all debt and receivables from Sumx Inc. The Company holds a 37% preferred equity interest in Sumx, an Internet banking solutions provider since 1996 (See Note E for further description of the Company's relationship to Sumx Inc.) Other factors contributing to the decrease were increases to salaries and benefits along with marketing and public relations expense as the Company prepares for expansion in the Baton Rouge, Louisiana and Vicksburg Mississippi markets. Along with the expansions into the new markets, management expects that future earnings will continue to be reduced by personnel, marketing, training and facilities costs. Current plans include two additional locations in Vicksburg and a main office relocation and branch improvements in Baton Rouge.

     Analysis of Net Interest Income. Net interest income (NII), the amount by which interest income on loans, investments and other interest earning assets exceed interest expense on deposits and other borrowed funds, increased $457 thousand or 8% to $6.3 million for the period ended June 30, 2002, from $5.8 million during the first half of 2001. The growth is primarily attributable to rate variances. Interest earned decreased by $1.2 million and interest paid on liabilities decreased by $1.7 million.

     The falling rate environment provided for total interest earned on earning assets to fall by $1.2 million while interest paid on costing liabilities fell by $1.7 million. Both volumes of average earning assets and average interest-bearing liabilities increased but were offset by each other.

     Provision for Loan Losses. The Company assesses current economic conditions and the quality of the loan portfolio on a regular basis to determine the adequacy of the allowance for loan losses. The provision for loan losses for the first six months of 2002 was $270 thousand compared to $285 thousand for the same period in 2001.

     Non-Interest Income. Non-interest income decreased to $906 thousand from $1.1 million due primarily to the sale of investment securities during the 1st half of 2001. The bank's core income continues to remain strong.

     Non-Interest Expense. Non-interest expense increased to $5.7 million for the six month period ended June 30, 2002, compared to $4.3 million for the same period in 2001. This increase was due primarily to increases in salaries and benefits of $516 thousand, marketing and public relations expenses of $87 thousand along with a $140 thousand valuation write-down of other real estate. The Company also charged off loans and receivables made to Sumx Inc. of approximately $539 thousand.

     Pretax Income. The combination of the above factors produced a 48% decrease in pretax income to $1.2 million compared to $2.3 million for the same period in the previous year.

     Income Taxes. Income taxes decreased to $279 thousand for the six months ended June 30, 2002, from $715 thousand for same period last year. The majority of the decrease is due primarily to additional tax-free municipal security purchases in the 4th quarter of 2001.



  PART II.  OTHER INFORMATION


         Item 1.  Legal Proceedings

                  None


         Item 2.  Changes in Securities

                  None


         Item 3.  Defaults Upon Senior Securities

                  None

         Item 4.  Submission of Matters to a vote of Security holders.

(a)      April 25, 2002; 2002 Annual Meeting of Shareholders


(b)      The  following  directors were re-elected by Shareholders at the Annual
         Meeting:

                 For three-year terms expiring in 2005:(Class III) James J.Cole, Bazile R. Lanneau, Jr., Albert W. Metcalfe, and R. Andrew Patty II.


     Directors whose term of office as a director continued after the meeting and the expiration date of their current term are: A. J. Ferguson (2003), W. Page Ogden (2003), Bethany L. Overton (2003) and Robert R. Punches (2003), W. W. Allen, Jr., (2004), Craig A. Bradford, D.M.D., (2004), and Vinod K. Thukral, Ph.D. (2004),


(c) The following directors were elected by Shareholders at the Annual Meeting by the votes indicated:


                                  For        Against     Abstain       Total

        James J. Cole           1,305,750    107,800        0        1,413,550
        Bazile R. Lanneau, Jr.  1,305,750    107,800        0        1,413,550
        Albert W. Metcalfe      1,384,150     29,400        0        1,413,550
        R. Andrew Patty II      1,384,150     29,400        0        1,413,550



  Item 5.  Other Information

             None

  Item 6.    Exhibits and Reports on Form 8-K


(a)      Exhibits



                                  EXHIBIT INDEX


  Exhibit #                  Description of Exhibit

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

     11 Statement, re: computation of per share earnings



(b)      Reports on Form 8-K

     The Company filed a current report on Form 8-K, dated May 7, 2002, reporting first quarter 2002 earnings.

     The Company filed a current report on Form 8-K, dated May 29, 2002, announcing a semi-annual dividend of $.31 per share payable June 14, 2002, to shareholders of record as of May 31, 2002.

     The Company filed a current report on Form 8-K, dated June 19, 2002, reporting the election of W. Page Ogden as Chairman.




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









                                    BRITTON & KOONTZ CAPITAL CORPORATION




  August 14, 2002
                                    /s/ W. Page Ogden
                                    President and Chief Executive Office




  August 14, 2002                  /s/ Bazile R. Lanneau, Jr.
                                   Vice President and Chief Financial Officer

                                   EXHIBIT 11


                 STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE



                                                                     EXHIBIT 11

                                             Statement Re: Computation of Per Share Earnings




                                                                               Three Months Ended             Six Months Ended
                                                                           June                                     June
                                                     ----------------------------------    -------------------------------------
                                                          2002               2001                2002                2001
                                                     ----------------   ---------------    ------------------  -----------------

Basic:
   Average shares outstanding:                             2,109,055         2,109,055             2,109,055          2,108,889


                         Total                             2,109,055         2,109,055             2,109,055          2,108,889
                                                     ================   ===============    ==================  =================

Net income                                               $   158,936       $   980,799           $   917,164        $ 1,609,162
                                                     ================   ===============    ==================  =================

Net income per share                                     $      0.08       $      0.47           $      0.43        $      0.76
                                                     ================   ===============    ==================  =================






Diluted:
   Average shares outstanding:                             2,109,055         2,109,055             2,109,055          2,108,889

       Net effect of the assumed
       exercise of stock options
       based on the treasury stock
       method using average market prices                      4,744               844                 3,081              1,390
                                                     ----------------   ---------------    ------------------  -----------------

                         Total                             2,113,799         2,109,899             2,112,136          2,110,279
                                                     ================   ===============    ==================  =================

Net income                                               $   158,936       $   980,799           $   917,164        $ 1,609,162
                                                     ================   ===============    ==================  =================

Net income per share                                     $      0.08       $      0.46           $      0.43        $      0.76
                                                     ================   ===============    ==================  =================


