Form 10QSB
period 2002-09-30
BRITTON & KOONTZ CAPITAL CORP
filed 2002-11-14
CIK 707604

U. S. SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-QSB




(Mark One)

  [X] Quarterly Report Under Section 13 Or 15 (d) Of the Securities Exchange Act Of 1934 For the Quarterly Period Ended September 30, 2002.

  [ ] Transition Report Pursuant To Section 13 or 15 (d) Of the Securities Exchange Act of 1934




                         Commission File Number 0-22606



                      BRITTON & KOONTZ CAPITAL CORPORATION
           (Exact name of small business as specified in its charter)




                Mississippi                                    64-0665423
      (State or other jurisdiction of                        (IRS Employer
       incorporation or organization)                      Identification No.)



                   500 Main Street, Natchez, Mississippi 39120
                    (Address of principal executive offices)


                             Telephone: 601-445-5576
                           (Issuer's telephone number)



        State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date:

       2,109,055 Shares of Common Stock, Par Value $2.50, were issued and outstanding as of October 1, 2002.


          Transitional Small Business Disclosure Format: Yes ___ No X_

                      BRITTON & KOONTZ CAPITAL CORPORATION
                                AND SUBSIDIARIES



PART I.     FINANCIAL INFORMATION


         Item 1.    Financial Statements


                  Consolidated Statements of Condition
                  Consolidated Statements of Income
                  Consolidated Statements of Changes in Stockholders' Equity Consolidated Statements of Cash Flows
                  Notes to the Consolidated Financial Statements


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         Item 3.  Controls and Procedures


PART II.     OTHER INFORMATION


         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a vote of Security holders.

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

         Signature

PART I            FINANCIAL INFORMATION

         Item 1.  Financial Statements

                                   BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                  FOR THE PERIODS ENDED




                                                        A S S E T S


                                                                                September 30,            December 31,
 ASSETS:                                                                            2002                     2001
                                                                            ----------------------   ----------------------
 Cash and due from banks:
         Non-interest bearing                                                         $ 7,561,576              $ 7,160,387
         Interest bearing                                                               1,373,209                7,398,849
                                                                            ----------------------   ----------------------
                Total cash and due from banks                                           8,934,785               14,559,236

 Federal funds sold                                                                     2,925,000                1,050,000
 Investment Securities:
         Held-to-maturity (market value, in 2002 and 2001,
             of $34,806,755 and $27,867,675, respectively)                             33,145,275               27,967,610
         Available-for-sale (amortized cost, in 2002 and 2001,
             of $53,492,471 and $53,590,873, respectively)                             55,955,675               54,665,874
         Equity securities, at cost less equity in unallocated losses                     386,914                  558,827
         Other equity securities                                                        3,225,800                3,163,900
 Loans, less unearned income of $16,745 in 2002 and
             $24,594 in 2001, and allowance for loan losses of
             $1,907,182 in 2002 and $2,108,247 in 2001                                176,702,755              177,603,099
 Loans held for sale                                                                    3,898,346                5,415,543
 Bank premises and equipment, net                                                       7,093,879                7,170,954
 Deposit Premium                                                                        1,230,642                1,311,354
 Other real estate, net of accumulated reserve of $75,000                               2,114,878                1,526,213
 Accrued interest receivable                                                            2,266,706                2,325,525
 Cash surrender value of life insurance                                                   890,787                  856,390
 Other assets                                                                           1,499,245                  681,939
                                                                            ----------------------   ----------------------

 TOTAL ASSETS                                                                        $300,270,687             $298,856,464
                                                                            ======================   ======================




                                           LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                September 30,            December 31,
 LIABILITIES:                                                                       2002                     2001
                                                                            ----------------------   ----------------------
 Deposits
         Non-interest bearing                                                        $ 32,440,101              $33,165,781
         Interest bearing                                                             190,750,879              184,514,074
                                                                            ----------------------   ----------------------
                Total deposits                                                        223,190,980              217,679,855

 Federal Home Loan Bank advances                                                       41,781,140               47,000,000
 Federal funds purchased                                                                        -                        -
 Securities sold under repurchase agreements                                            2,060,000                3,098,017
 Accrued interest payable                                                                 937,468                1,319,813
 Advances from borrowers for taxes and insurance                                          263,083                  314,566
 Accrued taxes and other liabilities                                                    1,749,434                1,153,073
                                                                            ----------------------   ----------------------
                Total liabilities                                                     269,982,105              270,565,324
                                                                            ----------------------   ----------------------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
 Common stock - $2.50 par value per share; 12,000,000 shares authorized;
     2,123,555 and 2,109,055 shares issued and
     outstanding in 2002 and 2001, respectively                                         5,308,888                5,308,888
 Additional paid-in capital                                                             7,189,563                7,189,563
 Retained earnings                                                                     16,265,392               15,373,489
 Accumulated other comprehensive income                                                 1,782,114                  676,575
                                                                            ----------------------   ----------------------
                                                                                       30,545,957               28,548,515
 Cost of 14,500 shares of common stock held by the company                               (257,375)                (257,375)
                                                                            ----------------------   ----------------------
                Total stockholders' equity                                             30,288,582               28,291,140

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $300,270,687             $298,856,464
                                                                            ======================   ======================




              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                         Three Months Ended                           Nine Months Ended
                                                           September 30,                                September 30,
                                               --------------------------------------     -----------------------------------------

                                                     2002                 2001                   2002                  2001
                                               -----------------    -----------------     -------------------   -------------------
 INTEREST INCOME:

 Interest and fees on loans                          $3,683,276           $4,234,043            $ 11,170,825          $ 12,804,403
 Interest on investment securities:
     Taxable interest income                            875,945              869,550               2,649,077             2,817,331
     Exempt from federal taxes                          402,725              195,567               1,205,942               468,211
 Interest on federal funds sold                           3,548                3,219                  16,622                16,562
                                               -----------------    -----------------     -------------------   -------------------

 Total interest income                                4,965,494            5,302,379              15,042,466            16,106,507
                                               -----------------    -----------------     -------------------   -------------------


 INTEREST EXPENSE:
 Interest on deposits                                 1,229,739            1,850,925               3,905,793             6,009,199
 Interest on other borrowed funds                       513,354              352,019               1,588,620             1,088,609
 Interest on securities sold under
   repurchase agreements                                 15,478               31,522                  47,817               104,599
                                               -----------------    -----------------     -------------------   -------------------

 Total interest expense                               1,758,571            2,234,466               5,542,230             7,202,407
                                               -----------------    -----------------     -------------------   -------------------


 NET INTEREST INCOME                                  3,206,923            3,067,913               9,500,236             8,904,100

 Provision for loan losses                               77,000              120,000                 405,000               405,000
                                               -----------------    -----------------     -------------------   -------------------


 NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                      3,129,923            2,947,913               9,095,236             8,499,100
                                               -----------------    -----------------     -------------------   -------------------


 OTHER INCOME:
 Service charges on deposit accounts                    327,938              296,625                 938,800               904,965
 Income from fiduciary activities                         8,224               15,687                  31,427                50,969
 Insurance premiums and commissions                          46                5,596                   2,512                16,274
 Gain/(loss) on sale of ORE                               7,623                    -                  (4,569)               (4,912)
 Gain/(loss) on sale of mortgage loans                   59,875              102,850                 187,353               206,355
 Gain/(loss) on sale of securities                            -                    -                       -               129,287
 Gain/(loss) on sale of premises & equipment                  -                    -                       -                  (928)
 Gain/(loss) on sale of other assets                       (200)                   -                  (5,550)                    -
 Other real estate income                                     -                    -                       -                     -
 Amortization of negative goodwill                            -                    -                       -                     -
 Equity investee gains/(losses)                         (29,390)             (46,349)               (171,913)             (154,674)
 Other                                                  134,901              144,085                 436,565               455,335
                                               -----------------    -----------------     -------------------   -------------------

 Total other income                                     509,017              518,494               1,414,625             1,602,671
                                               -----------------    -----------------     -------------------   -------------------


 OTHER EXPENSES:
 Salaries                                             1,234,689            1,063,815               3,612,389             2,989,955
 Employee benefits                                      227,032              166,981                 623,899               490,058
 Director fees                                           46,835               39,940                 128,845               119,970
 Net occupancy expense                                  198,338              184,131                 573,482               534,910
 Equipment expenses                                     225,846              223,429                 702,642               653,417
 FDIC assessment                                          9,242                9,608                  27,857                29,789
 Stationery and supplies                                 73,479               56,607                 198,436               171,825
 Other real estate expense                               48,769                9,854                  61,659                15,179
 Amortization of deposit premium                         26,904               26,904                  80,712                80,712
 Other                                                  652,123              475,123               2,407,695             1,481,674
                                               -----------------    -----------------     -------------------   -------------------

 Total other expenses                                 2,743,257            2,256,392               8,417,616             6,567,489
                                               -----------------    -----------------     -------------------   -------------------


 INCOME BEFORE INCOME TAX EXPENSE                       895,683            1,210,015               2,092,245             3,534,282

 Income tax expense                                     267,141              382,192                 546,535             1,097,297
                                               -----------------    -----------------     -------------------   -------------------


 NET INCOME                                           $ 628,542            $ 827,823             $ 1,545,710           $ 2,436,985
                                               =================    =================     ===================   ===================


 EARNINGS PER SHARE DATA:

 Basic earnings per share                                $ 0.30               $ 0.39                  $ 0.73                $ 1.16
                                               =================    =================     ===================   ===================

 Basic weighted shares outstanding                    2,109,055            2,109,055               2,109,055             2,108,945
                                               =================    =================     ===================   ===================


 Diluted earnings per share                              $ 0.30               $ 0.39                  $ 0.73                $ 1.15
                                               =================    =================     ===================   ===================

 Diluted weighted shares outstanding                  2,111,986            2,110,213               2,112,122             2,110,102
                                               =================    =================     ===================   ===================





                              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001




                                                                  Common Stock
                                                         ----------------------------     Additional
                                                                                            Paid-in        Retained
                                                                Shares      Amount          Capital        Earnings
                                                         ------------   -------------    -------------   ---------------

 Balance at December 31, 2000                              2,101,534     $ 5,290,085      $ 7,156,245       $13,412,231

 Comprehensive Income:
     Net income                                                    -               -                -         2,436,985

     Other comprehensive income (net of tax):
     Net change in unrealized gain/(loss)
        on securities available for sale, net
        of taxes for $516,250

 Cash Dividend declared
        $.30 per share                                                                                         (632,716)

 Issuance of common stock                                      7,521          18,803           33,318

                                                         ------------   -------------   --------------   ---------------
 Balance at September 30, 2001                             2,109,055     $ 5,308,888      $ 7,189,563       $15,216,500
                                                         ============   =============   ==============   ===============


 Balance at December 31, 2001                              2,109,055     $ 5,308,888      $ 7,189,563       $15,373,489

 Comprehensive Income:
     Net income                                                    -               -                -         1,545,710

     Other comprehensive income (net of tax):
     Net change in unrealized gain/(loss)
        on securities available for sale, net
        of taxes for $516,270
 Other Comprehensive gains from
        derivates, net of reclassification
        adjustment of $138,754

 Cash Dividend declared
        $.31 per share                                                                                         (653,807)

                                                         ------------   -------------   --------------   ---------------
 Balance at September 30, 2002                             2,109,055     $ 5,308,888      $ 7,189,563       $16,265,392
                                                         ============   =============   ==============   ===============











                                                              Accumulated
                                                                  Other                                         Total
                                                              Comprehensive              Treasury            Stockholders'
                                                                  Income                  Stock                Equity
                                                             ----------------         ---------------      --------------



Balance at December 31, 2000                                    $ (77,565)                $(257,375)          $25,523,621

Comprehensive Income:
    Net income                                                          -                                       2,436,985

    Other comprehensive income (net of tax):
    Net change in unrealized gain/(loss)
       on securities available for sale, net
       of taxes for $516,250                                    1,160,406                                       1,160,406

Cash Dividend declared
       $.30 per share                                                                                            (632,716)

Issuance of common stock                                                                                           52,121

                                                             ----------------         ---------------        --------------
Balance at September 30, 2001                                  $1,082,841                 $(257,375)          $28,540,417
                                                             ================         ===============        ==============


Balance at December 31, 2001
                                                                $ 676,575                 $(257,375)          $28,291,140
Comprehensive Income:
    Net income                                                          -                                       1,545,710

    Other comprehensive income (net of tax):
    Net change in unrealized gain/(loss)
       on securities available for sale, net
       of taxes for $516,270                                      869,301                                         869,301
Other Comprehensive gains from
       derivates, net of reclassification
       adjustment of $138,754                                     236,238                                         236,238

Cash Dividend declared
       $.31 per share                                                                                           (653,807)

                                                             ----------------         ---------------        --------------
Balance at September 30, 2002                                  $1,782,114                 $(257,375)          $30,288,582
                                                             ================         ===============        ==============










              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                   PERIODS ENDED SEPTEMBER 30,

                                                                                           2002                       2001
                                                                                  --------------------      ---------------------

 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                       $         1,545,710       $          2,436,985
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
         Deferred income taxes                                                                837,506                    439,397
         Provision for loan losses                                                            405,000                    405,000
         Provision for losses on foreclosed real estate                                        75,000                          -
         Provision for depreciation                                                           573,618                    550,377
         Stock dividends received                                                             (61,900)                   (66,600)
         (Gain)/loss on sale of other real estate                                               4,569                      4,912
         (Gain)/loss on sale of other repossessed assets                                        5,550
         (Gain)/loss on sale of mortgage loans                                               (187,353)                  (206,355)
         (Gain)/loss on sale of investment securities                                               -                   (129,287)
         (Gain)/loss on sale of premises and equipment                                              -                        925
         Amortization/(accretion) of investment security
         premiums (discounts), net                                                            (17,278)                  (136,305)
         Amortization of valuation adjustment on acquired loans                                 7,390                     11,120
         Amortization of negative goodwill                                                          -                          -
         Amortization of deposit premium                                                       80,712                     80,712
         Equity in investee (gains)/losses                                                    171,913                    154,674
         Writedown of other real estate                                                       146,120                     14,855
         Writedown of other repossessed assets                                                  5,900                          -
         (Increase)/decrease in accrued interest receivable                                    58,819                    248,389
         (Increase)/decrease in cash surrender value                                          (34,397)                   (38,951)
         (Increase)/decrease in other assets                                                 (753,578)                   109,049
         (Increase)/decrease in accrued interest payable                                     (382,345)                  (722,814)
         (Increase)/decrease in accrued taxes and other liabilities                          (241,147)                 1,498,608

                                                                                  --------------------      ---------------------

         Net cash provided (used) by operating activities                                   2,239,809                  4,654,691
                                                                                  --------------------      ---------------------


 CASH FLOWS FROM INVESTING ACTIVITIES
         (Increase)/decrease in federal funds sold                                         (1,875,000)                         -
         Proceeds from sales, maturities and paydowns
         of investment securities                                                          10,174,891                 15,809,647
         Redemption of FHLB stock                                                                   -                          -
         Purchase of FHLB stock                                                                     -                          -
         Purchase of Federal Reserve Bank stock                                                                         (132,250)
         Purchases of investment securities                                               (15,519,539)               (18,595,071)
         (Increase)/decrease in loans                                                         434,331                (14,187,646)
         Proceeds from sale of loans                                                                                  13,674,290
         Proceeds from sale and transfers of other real estate                                768,491                     52,983
         Proceeds from sale and transfers of other repossessed assets                         100,150                          -
         Proceeds from sale of premises and equipment                                               -                     20,039
         Proceeds from sale of premises and equipment                                               -                          -
         Purchase of premises and equipment                                                  (496,543)                  (623,599)

                                                                                  --------------------      ---------------------

         Net cash provided (used) by financing activities                                  (6,413,219)                (3,981,607)
                                                                                  --------------------      ---------------------


 CASH FLOWS FROM FINANCING ACTIVITIES
         Increase /(decrease) in customer deposits                                          5,511,125                  8,644,581
         Increase /(decrease) in brokered deposits                                                  -                (10,000,000)
         Increase /(decrease) in securities sold under
         repurchase agreements                                                             (1,038,017)                  (235,000)
         Increase /(decrease) in federal funds purchased                                            -                          -
         Increase /(decrease) in FHLB advances                                             (5,218,859)                 1,355,000
         Increase /(decrease) in advances from borrowers
         for taxes and insurance                                                              (51,483)                  (188,762)
         Cash dividends paid                                                                 (653,807)                  (632,716)
         Acquisition of treasury stock                                                              -                          -
         Common stock issued                                                                        -                     52,121

                                                                                  --------------------      ---------------------

         Net cash provided (used) by financing activities                                  (1,451,041)                (1,004,776)
                                                                                  --------------------      ---------------------


 NET INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS                                        (5,624,451)                  (331,692)
                                                                                  --------------------      ---------------------


 CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                            14,559,236                  7,958,878
                                                                                  --------------------      ---------------------


 CASH AND DUE FROM BANKS AT END OF PERIOD                                         $         8,934,785       $          7,627,186
                                                                                  ====================      =====================






                                                                                           2002                       2001
                                                                                  --------------------      ---------------------
SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:

          Cash paid during the year for interest                                  $         5,924,575       $          7,925,221
                                                                                  ====================      =====================


          Cash paid during the year for income taxes                              $         1,043,291       $          1,045,718
                                                                                  ====================      =====================


          Transfers from loans foreclosed to other real estate                    $         1,582,846       $            938,987
                                                                                  ====================      =====================

          Total increase (decrease) in Market value of
          securities available for sale                                           $         1,384,048       $          1,841,800
                                                                                  ====================      =====================

          Total (increase) decrease in deferred income taxes on
          securities available for sale                                           $          (516,270)      $           (686,992)
                                                                                  ====================      =====================


          Transfer of debt securities , net                                       $                 -       $         46,101,893
                                                                                  ====================      =====================


          Derivative gain, net of reclassification adjustment                     $           236,238       $                  -
                                                                                  ====================      =====================





              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001


Note A.  Basis of Presentation

     The accompanying consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 2001, has been derived from the audited financial statements of the Company for the year then ended. The accompanying consolidated financial statements as of September 30, 2002, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position and operating results of the periods presented. Certain 2001 amounts have been reclassified to conform to the 2002 presentation. Results for the period ending September 30, 2002, are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

Note B.  Interest Rate Risk management

     On May 9, 2002, the Bank entered into an off-balance sheet interest rate swap agreement to convert existing prime based loans to a fixed rate. Under the terms of the agreement, the Bank receives a fixed rate of 7.635% and is obligated to pay a floating rate based on USD-Prime-H.15, calculated on a contractual notional amount of $5,000,000. The original term is for five years, expiring May 10, 2007. The fair value of this derivative, designated as a cash flow hedge, and considered highly effective was $374,992 at September 30, 2002, and is reflected in other assets.

Note C.  Sumx Inc.

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

     The Company's carrying value of its $1.25 million investment is $387 thousand plus a related tax asset of approximately $322 thousand. Under the equity method of accounting the Company has been required to write down its investment by its proportionate share of the net operating losses of Sumx since 1998. The investment in Sumx Inc. can be found on the Consolidated Statement of Financial Condition under the item "Equity securities, at cost less equity in unallocated losses."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion presents a review of the major factors that have affected the financial condition of Britton & Koontz Capital Corporation (the "Company") and its subsidiaries, principally Britton & Koontz First National Bank (the "Bank") since year end and to compare the operating results for the three and nine months ended September 30, 2002, to the same period in 2001.

Financial Condition

             Earning Assets

     Interest income from earning assets represents the Company's main source of income. Average earning assets for the nine months ended September 30, 2002, totaled $279.0 million a $23.7 million (9%) increase compared to December 31, 2001. The increase was due to growth in the investment portfolio (38%), primarily municipal securities. Investment growth was funded with increases in customer deposits along with the reinvestment of proceeds from securities paydowns.

     Securities. Securities primarily consist of mortgage-backed, municipal, corporate and agency securities. Securities that are deemed to be held-to-maturity are accounted for by the amortized cost method while securities in the available-for-sale categories are accounted for at fair value. Management determines the classification of its securities at acquisition. Approximately $46 million of the Company's held-to-maturity (HTM) portfolio was transferred to available-for-sale (AFS) pursuant to the adoption of FAS 133 on January 1, 2001. Total HTM and AFS investment securities increased 8% to $89.1 million from December 31, 2001, to September 30, 2002. Total equity securities, comprised primarily of investment in Sumx Inc. of $387 thousand, Federal Reserve Bank stock of $372 thousand and Federal Home Loan Bank stock of $2.8 million, increased $41 thousand due to the retention of dividend income during the same time period. The amortized cost and approximate market value of the Bank's investment securities classified as held-to-maturity at September 30, 2002, are summarized as follows:




                                                    Amortized                          Approximate
                                                      Cost                             Market Value
                                         -------------------------------     ------------------------------
                                            09/30/02          12/31/01          09/30/02         12/31/01
         Obligations of state and
           Political subdivisions        $ 33,145,275       $ 27,967,610     $ 34,806,755      $ 27,867,675
                                         ============       ============     ============      ============



     The amortized cost and  approximate  market value of the Bank's  investment
securities   classified  as   available-for-sale  at  September  30,  2002,  are
summarized as follows:


                                                    Amortized                          Approximate
                                                      Cost                             Market Value
                                         --------------------------------    -------------------------------
                                            09/30/02          12/31/01          09/30/02         12/31/01
                                         -------------      -------------    -------------     -------------
         Obligations of other U.S.
           government agencies
           and corporations              $  47,597,927      $  42,330,355    $  49,892,263     $  43,424,565
         Privately issued collateralized
           Mortgage obligations                805,028          6,137,974          817,132         6,044,710
         Corporate securities                5,089,516          5,122,544        5,246,280         5,196,600
                                         -------------      -------------    -------------     -------------
                                         $  53,492,471      $  53,590,873    $  55,955,675     $  54,665,875
                                         =============      =============    =============     =============



     The amortized cost and approximate market value of investment securities at September 30, 2002, by contractual maturity (including mortgage backed securities) are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                  Securities held to maturity
                                                                                      Approximate
                                                                Amoritized              Market
                                                                    Cost                Value
                                                          ------------------    ------------------
             Due in one year or less                      $         200,000     $          208,688
             Due after one year through five years                5,301,883              5,502,440
             Due after five years through ten years              25,239,556             26,567,474
             Due after ten years                                  2,403,836              2,528,153
                                                          -----------------     ------------------
                                                          $      33,145,275     $       34,806,755
                                                          =================     ==================

                                                                Securities available-for-sale
                                                                                      Approximate
                                                                Amoritized              Market
                                                                    Cost                 Value
                                                          -----------------     -------------------

             Due in one year or less                      $       3,704,476     $        3,741,654
             Due after one year through five years               36,385,408             37,793,373
             Due after five years through ten years               4,260,676              4,768,879
             Due after ten years                                  9,141,911              9,651,769
                                                           ----------------     ------------------
                                                           $     53,492,471     $       55,955,675
                                                           ================     ==================


     Loans. Average loans for the nine months ended September 30, 2002, of $182.2 million decreased $2.8 million compared to the year ended December 31, 2001. Table 1 presents the Bank's loan portfolio at September 30, 2002 and December 31, 2001.




  TABLE 1: COMPOSITION OF LOAN PORTFOLIO

                                                           09/30/02                  12/31/01
                                                        ----------------        ---------------
        Commercial, financial and agricultural          $    34,035,000         $    35,886,000
        Real estate-construction                              5,386,000               9,890,000
        Real estate-mortgage                                125,959,000             121,296,000
        Installment                                          16,370,000              17,962,000
        Other                                                   775,000                 117,000
                                                        ---------------         ---------------
                                                        $   182,525,000         $   185,151,000
                                                        ===============         ===============


The following table sets forth the periods in which the Bank's Commercial, financial and agricultural loans mature or reprice and the total amount of all such loans due after one year having (a) predetermined interest rates and (b) floating or adjustable rates.




                                                    1 Year               1-5                 Over 5
                                                    or less             Years                Years
                                               -----------------      ----------------    ----------------
Commercial, financial and agricultural         $      16,165,000      $     14,088,000    $      3,782,000
                                               =================      ================    ================

Predetermined interest rates                                          $     11,769,000    $      1,184,000
                                                                      ================    ================

Floating or adjustable interest rates                                 $      2,319,000    $      2,598,000

                                                                      ================    ================


     Asset Quality

     Several key measures are used to evaluate and monitor the Company's asset quality. These measures include the level of loan delinquencies, non-accrual loans, foreclosed assets and charge-offs in addition to their related ratios. Nonperforming assets, consisting of non-accrual loans, loans past due 90 days or more and other real estate owned remained constant at September 30, 2002, at $4.3 million compared to December 31, 2001. Nonperforming loans compared to total loans net of unearned income and loans held for sale at September 30, 2002, was 1.22%, down from 1.56% at December 31, 2001, due to transferring loans to other real estate. Net charge-offs as a percentage of average loans increased to .33% at September 30, 2002, compared to .16% at December 31, 2001. A breakdown of nonperforming loans at September 30, 2002, and December 31, 2001, respectively, is shown in the Table 2.



  TABLE 2: BREAKDOWN OF NONPERFORMING LOANS


                                                                        09/30/02        12/31/01
                                                                    -------------     -----------
                                                                       (dollars in thousands)
                                                                    -----------------------------
 Nonaccrual loans by type
             Real estate                                             $     991          $     750
             Installment                                                    11                 86
             Commercial and all other loans                                285                449
                                                                     ----------         ---------
                Total nonaccrual loans                                   1,287              1,285
         Loans past due 90 days or more                                    885              1,510
                                                                     ----------         ---------
               Total nonperforming loans                                 2,172              2,795
         Other real estate owned (net)                                   2,115              1,526
                                                                     ----------         ---------
                Total nonperforming assets                           $   4,286          $   4,321
                                                                     =========          =========
         Nonperforming loans as a percent
         of loans, net of unearned interest
             and loans held for sale                                     1.22%              1.56%
                                                                     =========          =========



     Allowance for Loan Losses

     The allowance for loan losses is comprised of specific reserves (assessed for each loan that is reviewed for impairment or for which a probable loss has been identified), general reserves (based on historical loss factors) and an unallocated reserve for exposures arising from factors which are not addressed by the general and specific reserves.

     The allowance for loan losses decreased slightly to $1.9 million at September 30, 2002 from December 31, 2001. The ratio of the allowance for loan losses to loans, net of unearned income and loans held for sale, decreased to 1.07% at September 30, 2002, from 1.17% at December 31, 2001. Net charge offs increased during the first nine months of 2002 to $606 thousand compared to $186 thousand during the same period a year ago.

     Factors contributing to the determination of specific reserves include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions. General reserves are established based on historical charge-offs considering factors which include risk rating, industry concentration and loan type, with the most recent charge-off experience weighted more heavily. The unallocated reserve, which is judgmentally determined, generally serves to compensate for the uncertainty in estimating loan losses, particularly in times of changing economic conditions, and considers the possibility of improper risk ratings and possible over- or under-allocations of specific reserves. In addition, the unallocated reserve considers trends in delinquencies and non-accrual loans, industry concentration, the volatility of risk ratings and the evolving portfolio mix in terms of collateral, relative loan size and the degree of seasoning in the various loan products. Changes in underwriting standards, credit administration and collection, regulation and other factors which impact the credit quality and collectibility of the loan portfolio also impact the unallocated reserve levels. The results of reviews performed by internal and external examiners are also considered.

     The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in actual and expected credit losses. These changes are reflected in both the general and unallocated reserves. The historical loss ratios, which are key factors in this analysis, are updated quarterly and are weighted more heavily for recent charge-off experience. The review of reserve adequacy is performed by executive management and presented to the Board of Directors for its review, consideration and ratification.

     The basic assumptions and methodologies used in allocating the reserve were unchanged during the quarter, however refinements to the existing methodology continue to be made as evolving risk trends are identified. The loan loss methodology weights recent history more heavily and also reflects the current risk profile of the portfolio.

     The present level of the reserve for loan losses is considered adequate to absorb probable loan losses inherent in the portfolio considering the level and mix of the loan portfolio, the level of delinquent and nonperforming loans, the Company's risk management strategies, and current expectations with respect to economic conditions and market trends. Table 3 presents the activity in the allowance for loan losses for the nine months ended September 30, 2002 and Year ended December 31, 2001. Table 4 presents the allocation of the allowance for loan losses applicable to each loan category for the period ended September 30, 2002



         TABLE 3: ALLOWANCE FOR LOAN LOSS ACTIVITY


                                                                      09/30/02          12/31/01
                                                                   ------------       -----------
                                                                       (dollars in thousands)

         Balance at beginning of year                              $     2,108        $     1,884
             Charge-offs:
               Real Estate                                                 304                 51
               Commercial                                                  150                 97
               Installment and other                                       222                249
             Recoveries:
               Real Estate                                                  36                 12
               Installment                                                  30                  7
               Commercial and other                                          4                 77
                                                                   -----------        -----------
         Net (charge-offs)/recoveries                                      436                186
             Provision charged to operations                               405                525
                                                                   -----------        -----------
         Balance at end of period                                  $     1,907        $     2,108
                                                                   ===========        ===========
         Allowance for loan losses as a percent of loans,
         net of unearned interest and loans held for sale.               1.07%              1.17%
                                                                   ===========        ===========



  TABLE 4: ALLOCATION OF ALLOWANCE FOR LOAN LOSSES


                                                                   September 30, 2002
                                                   -------------------------------------------------
                                                                                    Percent of loans
                                                                                    In each category
                                                               Amount                to total loans
                                                   ---------------------        --------------------
        Commercial, financial and agricultural      $           689,642                   18.7%
        Real estate-construction                                 73,403                    3.0%
        Real estate-mortgage                                    978,938                   69.0%
        Installment                                             106,079                    9.0%
        Other                                                    59,120                     .3%
                                                    ---------------------       --------------------
                                                    $         1,907,182                  100.0%



     Other Real Estate. Other real estate (ORE) increased to $2.1 million at September 30, 2002, from $1.5 million at December 31, 2001. The increases in ORE were offset by writing down the value in a commercial property owned in New Orleans, LA. which was brought into the portfolio through the Company's acquisition of Louisiana Bank and Trust in December 2000. The bank is actively promoting the sale of property owned and has sold seven properties this year. Other real estate activity is presented in Table 5.

  TABLE 5: OTHER REAL ESTATE ACTIVITY


        Balance at December 31, 2001                                   $ 1,526

                     Writedowns                           (146)
                     Sales                                (773)
                     Foreclosures                        1,583
                     Reserves                              (75)            589
                                                       --------      ---------
        Balance at September 30, 2002                                $   2,115
                                                                     =========

     Liquidity. Liquidity is a measure of the ability to fund loan commitments and meet deposit maturities and withdrawals in a timely and cost-effective way. These needs can be met by generating profits, attracting new deposits, converting assets (including short-term investments, mortgage loans held for sale and securities available for sale) to cash through sales or securitizations, and increasing borrowings. To minimize funding risks, management monitors liquidity monthly through reviews of basic surplus which includes investment securities available for pledging or borrowing offset by short-term liabilities along with loan and deposit forecasts.

     Principal sources of liquidity for the Company are asset cash flows, customer deposits and the ability to borrow against investment securities and loans. The Company's cash and cash equivalents decreased from $14.6 million at December 31, 2001, to $8.9 million at September 30, 2002, due to a temporary year end 2001 increase in public funds deposits of $8 million. This amount was subsequently invested into other securities. Cash provided by operating activities for the nine months ended September 30, 2002, increased by $2.2 million, while investing and financing activities used $6.4 and $1.5 million, respectively.

     Management believes that the current level of short-term investments and securities available for sale is adequate to meet the Company's current liquidity needs. Additional sources of liquidity available to the Company include the ability to issue additional retail brokered certificates of deposit and the ability to sell or securitize a portion of the Company's residential first mortgage portfolio. The Company also has available federal funds lines and its membership in the FHLB to further augment liquidity by providing a readily accessible source of funds at competitive rates

     Deposits. Deposits are the Company's primary source of funding for earning assets. Average deposits increased from $210 million at December 31, 2001, to $217 million at September 30, 2002. The increase in average deposits was due primarily to normal fluctuations in public funds deposits and increases in the banks money market account. Average borrowings, which include federal funds purchased, securities sold under repurchase agreements, and advances from the Federal Home Loan Bank of Dallas increased from $31 million at December 31, 2001, to $47 million at September 30, 2002. Management plans continued use of nontraditional funding sources to manage overall funding costs and to meet loan demand in new locations. A further analysis of the Company's funding uses and sources is reflected in the table below.



                                                    Average Balances               Percent of Total
                                                  09/30/02      12/31/01          09/30/02      12/31/01
                                                 ----------    ----------        -----------   ----------
                                                                 (dollars in thousands)
  Funding Uses
       Loans, less unearned income                $ 182,244    $ 185,012           61.3%           67.8%
       Investments                                   92,393       67,148           31.1%           24.6%
       Federal funds sold                             1,542          612             .5%             .2%
       Other                                         21,294       20,249            7.1%            7.4%
                                                  ---------    ---------         -------        --------
             Total                                $ 297,473    $ 273,021          100.0%          100.0%
                                                  =========    =========         =======        ========




                                                    Average Balances               Percent of Total
                                                  09/30/02      12/31/01         09/30/02        12/31/01
                                                 ----------     ---------        ---------      ----------
  Funding Sources
       Non-interest bearing deposits               $ 31,707     $ 31,516           10.7%           11.5%
       Interest-bearing deposits                    185,601      178,509           62.3%           65.4%
       Short-term borrowings                         15,413       14,744            5.2%            5.4%
       Long-term borrowings                          31,504       16,468           10.6%            6.0%
       Other                                          4,030        4,216            1.4%            1.6%
       Equity                                        29,218       27,567            9.8%           10.1%
                                                 -----------   ----------        ---------       ---------
             Total                                $ 297,473    $ 273,021          100.0%          100.0%
                                                 ===========   ==========        =========       =========



     Maturities of certificates of deposits of $100,000 or more outstanding at September 30, 2002 and December 31, 2001, are summarized below.



                                                                      09/30/02           12/31/01
                                                                  --------------     -------------
             Time remaining until maturity:
                 Three months or less                             $   22,131,290   $    22,743,964
                 Over three through six months                         8,397,919        11,649,111
                 Over six through twelve months                       10,128,646         5,969,317
                 Over twelve months                                    6,321,307         7,227,437
                                                                  --------------   ---------------
                                                                  $   46,979,162   $    47,589,829
                                                                  ==============   ===============


     Deposits at September 30, 2002 and December 31, 2001, consist of the following:


                                                                        09/30/02          12/31/01
                                                                  --------------   ---------------
                  Non-interest bearing demand deposits            $   32,440,000   $    33,166,000
                  Now accounts                                        33,960,000        29,376,000
                  Money market deposit accounts                       23,429,000        18,353,000
                  Savings accounts                                    16,664,000        18,109,000
                  Certificates of deposit                            116,698,000       118,676,000
                                                                  --------------   ----------------
                                                                  $  223,191,000   $   217,680,000
                                                                  ==============   ================




     Capital. Shareholders' equity totaled $30.3 million at September 30, 2002, compared to $28.3 million at December 31, 2001. The increase is primarily the result of net income, dividend payments and comprehensive income over the first nine months totaling $1.5 million, $654 thousand and $1.1 million, respectively. Comprehensive income is the result of unrealized gains on available-for-sale securities and the recognition of the fair value of certain derivative instruments. The ratio of shareholders' equity to assets increased to 10.1% at September 30, 2002, from 9.5% at December 31, 2001. The Company maintained a total capital to risk weighted assets ratio of 15.16%, a Tier 1 capital to risk weighted assets ratio of 14.17% and a leverage ratio of 9.23%. These levels substantially exceed the minimum requirements of the regulatory agencies for well-capitalized institutions of 10.00%, 6.00% and 5.00% respectively.



                                                        September 30, 2002         December 31,2001
                                                       --------------------       -----------------
             Risk-based capital:
               Tier 1                                         $27,276                   $26,304
               Total                                           29,183                    28,412
             Assets:
               Quarterly average assets (1)                   295,599                   276,443
               Risk-weighted assets                           192,537                   191,818
             Ratios:
               Tier 1 risk-based capital                        14.17%                    13.71%
               Total risk-based capital                         15.16%                    14.81%
               Leverage                                          9.23%                     9.52%

     (1) Excluding the adjustment for accumulated other comprehensive income and disallowed assets




             Results of Operations

     Analysis of Net Income. Net income for the third quarter of 2002 was $629 thousand or $.30 per diluted share, a decrease from $827 thousand or $.39 per diluted share during the same period in 2001. Net income for the nine months ended September 30, 2002 was $1.5 million or $.73 per diluted share, compared to $2.4 million or $1.16 per diluted share for the nine months ended September 30, 2001. Third quarter 2002 net income includes pre-tax charges of valuation reserves and write-downs for other real estate. The decrease is also attributable to increased pre-tax non-interest expense for salaries and benefits of $234 thousand. The decrease for the nine months reflects increased expenses in 2002 related to salaries and benefits of $751 thousand along with $80 thousand additional marketing and public relations costs as the Company prepares for expansion in the Vicksburg, Mississippi and Baton Rouge, Louisiana markets. It also includes a $539 thousand charge-off of debt and receivables from Sumx Inc in 2002. The Company holds a 37% preferred equity interest in Sumx, an Internet banking solutions provider since 1996 (See Note C for further description of the Company's relationship to Sumx Inc.) Additional factors contributing to the decrease include one-time items included in 2001 such as a $129 thousand gain on the sale of securities and $135 thousand accrual of management fees from Sumx Inc. for services rendered from January, 2000 to June, 2001. Along with the expansions into the new markets, management expects that future earnings will continue to be reduced by personnel, marketing, training and facilities costs. Current plans include one additional location in Vicksburg and the main branch office relocation and branch improvements in Baton Rouge.

     Analysis of Net Interest Income. Net interest income (NII), the amount by which interest income on loans, investments and other interest earning assets exceed interest expense on deposits and other borrowed funds, increased $139 thousand (4.5%) to $3.2 million for the third quarter of 2002 compared to the third quarter of 2001. NII increased $596 thousand (6.7%) to $9.5 million for the first nine months of 2002 compared to the first nine months of 2001. A net volume variance decrease of $96 thousand due to growth in average earning assets and average interest bearing liabilities was offset by rate variances of $693 thousand. The lower interest rate environment provided for interest earned on assets to decrease by $1.7 million and interest paid on liabilities to decrease by $2.4 million allowing for the positive variance and increased NII. Net interest margin (NIM) was 4.63% for the third quarter of 2002 compared to 4.78% for the third quarter of 2001 and 4.54% for the first nine months of 2002 compared to 4.64% for the first nine months of 2001.

     Provision for Loan Losses. The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management's assessment of the risk of loss in the loan portfolio in light of current risk management strategies, economic conditions and market trends. The Company recorded a provision for the three and nine months ended September 31, 2002, of $77 thousand and $405 thousand respectively, compared to $120 thousand and $405 thousand for the same periods in 2001. The reduction in the three month assessment was due to a reversal in the 3rd quarter of 2002, associated with the write-off of Sumx, Inc. loans and receivables. Excluding this adjustment, the 3rd quarter assessment would have been $135 thousand. The Company assesses current economic conditions and the quality of the loan portfolio on a regular basis to determine the adequacy of the provision for loan losses. In light of these assessments and larger than expected net charge-offs, the provision will be increased to $65 thousand per month beginning October 2002. Considering the monthly increase, management is of the opinion and that the provision is adequate as of September 30, 2002.

     Non-Interest Income. Non-interest income decreased from $1.6 million for the nine month period ended September 30, 2001, to $1.4 million for the nine month period ended September 30, 2002, primarily from the sale of investment securities during the 1st half of 2001, amounting to $129 thousand. The banks core income continues to remain strong with increases in certain areas. Mortgage banking operations, excluding one-time portfolio sales, increased $76 thousand. Service charges on deposit accounts increased $34 thousand offsetting $20 thousand decrease in trust income and $13 thousand decrease in life insurance commissions. The Bank has decided to discontinue offering credit life insurance at this time. For the three months ended September 30, 2002, compared to the same period in 2001, non-interest income remained relatively constant at $509 thousand.

     Non-Interest Expense. Non-interest expense increased to $8.4 million for the nine month period ended September 30, 2002, compared to $6.6 million for the same period in 2001. This increase was due primarily to pre-tax increases in salaries and benefits of $751 thousand, marketing and public relations expenses of $80 thousand along with a $215 thousand in valuation reserves and write-downs of other real estate. The Company also charged off loans made to and receivables from Sumx Inc. of approximately $539 thousand. Non-interest expense for the nine months ended September 30, 2001, also includes a $135 thousand accrual of management fees, resulting in less salary expense, from Sumx Inc. for services rendered from January, 2000 to June, 2001. For the three months ended September 30, 2002, compared to the same period in 2001, non-interest expense increased $487 thousand. This increase is due primarily to increases of $231 thousand in salary and benefits, $85 thousand in valuation reserves and write-down of other real estate, $26 thousand in legal costs along with $48 thousand additional expenses related to processing other foreclosed and repossessed assets.

     Pretax Income. The combination of the above factors produced a $2.1 million pretax income for the nine month period ended September 30, 2002, compared to $2.4 for the nine month period ended September 30, 2001, and $896 thousand for the three months ended September 30, 2002, compared to $1.2 million during the same period a year ago.

     Income Taxes. Income taxes decreased to $547 thousand for the nine months ended September 30, 2002, from $1.1 million for same period last year. The majority of the decrease is due primarily to additional tax-free municipal security purchases in the 4th quarter of 2001. Average tax free securities for the period ended December 31, 2001, amounted to $13 million compared to $33 million at September 30, 2002. For the three months ended September 30, 2002, compared to the same period in 2001, tax expense decreased $199 thousand for the same reason.

  Item 3.    CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.


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

11       Statement,  re: computation of per share earnings



(b)      Reports on Form 8-K

The Company filed a current report on Form 8-K, dated August 8, 2002, reporting 2002 second quarter earnings.

The Company filed a current report on Form 8-K, August 14, 2002, including certifications by the Chief Executive and Chief Financial Officers that (1) the Quarterly Report fully complies with the requirements of Section 13(a) of 15(d) of the Securities Exchange Act of 1934 as amended and (2) the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

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








                                      BRITTON & KOONTZ CAPITAL CORPORATION




 November 14, 2002                    /s/ W. Page Ogden
                                      W. Page Ogden
                                      President and Chief Executive Office




 November 14, 2002                    /s/ Bazile R. Lanneau, Jr.
                                      Bazile R. Lanneau, Jr.
                                      Vice President and Chief Financial Officer

                                  CERTIFICATION

I, W. Page Ogden, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Britton & Koontz Capital Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     November 14, 2002                      /s/ W. Page Ogden
                                            W. Page Ogden
                                            Chairman and Chief Executive Officer

                    Certification of Chief Executive Officer
                         Pursuant to 18 U.S.C. ss. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


     In connection with the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 of Britton & Koontz Capital Corporation (the "Company"), as filed with the Securities Exchange Commission on the date hereof (the "Quarterly Report"), I, W. Page Ogden, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






                                            /s/ W. Page Ogden
                                            W. Page Ogden
                                            Chief Executive Officer

                                  CERTIFICATION

I, Bazile R. Lanneau, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Britton & Koontz Capital Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

3. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     November 14, 2002                /s/ Bazile R. Lanneau, Jr.
                                      Bazile R. Lanneau, Jr.
                                      Vice President and Chief Financial Officer

                    Certification of Chief Financial Officer
                         Pursuant to 18 U.S.C. ss. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


     In connection with the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 of Britton & Koontz Capital Corporation (the "Company"), as filed with the Securities Exchange Commission on the date hereof (the "Quarterly Report"), I, Bazile R. Lanneau, Jr., Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                      /s/ Bazile R. Lanneau, Jr.
                                      Bazile R. Lanneau, Jr.
                                      Vice President and Chief Financial Officer

                                   EXHIBIT 11


                 STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE




                                                 EXHIBIT 11
                                Statement Re: Computation of Per Share Earnings




                                             Three Months Ended                         Nine Months Ended
                                                September                                   September
                                    ------------------------------------   -----------------------------------------
                                         2002                 2001                 2002                  2001
                                    ---------------    -----------------   -------------------    ------------------

Basic:
   Average shares outstanding:            2,109,055            2,109,055             2,109,055             2,108,945


         Total                            2,109,055            2,109,055             2,109,055             2,108,945
                                    ===============    =================   ===================    ==================

Net income                                 $628,544             $827,823           $ 1,545,708           $ 2,436,985
                                    ===============    =================   ===================    ==================

Net income per share                         $ 0.30               $ 0.39                $ 0.73                $ 1.16
                                    ===============    =================   ===================    ==================



Diluted:
   Average shares outstanding:            2,109,055            2,109,055             2,109,055             2,108,945

       Net effect of the assumed
       exercise of stock options
       based on the treasury stock
       method using average market
       prices                                 2,931                1,158                 3,067                 1,158
                                    ---------------    -----------------   -------------------    ------------------

         Total                            2,111,986            2,110,213             2,112,122             2,110,103
                                    ===============    =================   ===================    ==================

Net income                                 $628,544             $827,823           $ 1,545,708           $ 2,436,985
                                    ===============    =================   ===================    ==================

Net income per share                         $ 0.30               $ 0.39                $ 0.73                $ 1.15
                                    ===============    =================   ===================    ==================

