Form 10KSB
period 2002-12-31
BRITTON & KOONTZ CAPITAL CORP
filed 2003-03-27
CIK 707604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 Annual Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

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
                                (Title of Class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                     ---

     The issuer's revenues for the 2002 fiscal year were $20,724,232.

     The aggregate market value of the issuer's voting stock held by non-affiliates computed by reference to the price of $14.60 per share, the price at which the issuer's voting stock was sold on December 31, 2002, is $23,654,935.

     The issuer had 2,113,087 shares of common stock outstanding as of March 1, 2003.

     Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                                   ---    ---

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Definitive Proxy Statement with respect to its 2003 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on or about March 24, 2003, and the Annual Report to Shareholders for fiscal year ended December 31, 2002 are incorporated by reference into Parts II and III of this Annual Report on Form 10-KSB.

                              CROSS REFERENCE INDEX
                                       TO
                                   FORM 10-KSB


                                     PART I


ITEM  1.          DESCRIPTION OF BUSINESS......................................*
ITEM  2.          DESCRIPTION OF PROPERTY......................................*
ITEM  3.          LEGAL PROCEEDINGS............................................*
ITEM  4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........*

                                     PART II


ITEM  5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.....................................................**
ITEM  6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION...................................................**
ITEM  7.          FINANCIAL STATEMENTS........................................**
ITEM  8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE ........................**

                                    PART III

ITEM  9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
                  ACT........................................................***
ITEM 10.          EXECUTIVE COMPENSATION.....................................***
ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................***
ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............***
ITEM 13.          EXHIBITS, LIST AND REPORTS ON FORM 8-K.......................*
ITEM 14.          CONTROLS AND PROCEDURES......................................*
---------

*        Included herein.

** The material required by Items 5 through 7 is incorporated by reference from the Company's 2002 Annual Report to Shareholders pursuant to Instruction E(2) of Form 10-KSB.

*** The material required by Items 9 through 12 is incorporated by reference from the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders pursuant to Instruction E(3) of Form 10-KSB.

                                     PART I

         This Annual Report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties, which could cause the actual results to differ materially from the Company's expectations. Forward-looking statements have been and will be made in written documents and oral presentations of the Company. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in the Company's documents or oral presentations, the words "anticipate", "estimate", "expect", "objective", "projection", "forecast", "goal" and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing market conditions, availability or cost of capital, employee workforce factors, costs and other effects of legal and administrative proceedings, and changes in federal, state or local legislative requirements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

Item 1.  Description of Business.

General

         The Company

         Britton & Koontz Capital Corporation (the "Company") was organized as a Mississippi business corporation in July 1982. Later that year, the Company became a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), when it acquired all of the issued and outstanding shares of Britton & Koontz First National Bank, a national banking association headquartered in Natchez, Mississippi (the "Bank"). The Bank is a wholly-owned subsidiary of the Company, and stock of the Bank is the Company's most significant asset. In July 1993, the Company acquired Natchez First Federal Savings Bank and merged it into the Bank. In December 1998, the Company invested $1.0 million for a 35% interest in Sumx Inc. ("Sumx"), a company formed to develop and market internet-based electronic banking to financial institutions. See "Sumx Inc." In January 1999, the Company purchased from Union Planters Bank, N.A. two branch offices in Natchez, Mississippi with total deposits of $12 million and $1.8 million in loans. In July 1999, the Company completed the acquisition of another branch office in Vicksburg, Mississippi from Union Planters Bank, N.A. with deposits of $6 million and $1.4 million in loans. In January 2000, the Company opened a loan production office in Baton Rouge, Louisiana. On September 15, 2000, the Company acquired 250,000 shares of Series B Preferred Stock in Sumx for $250,000, bringing the Company's total percentage ownership in Sumx up to approximately 38.25%. On December 1, 2000, Louisiana Bank and Trust Company merged into the Bank, adding approximately $42 million in assets and two branches in Baton Rouge, Louisiana. On April 17, 2001, B&K Title Insurance Agency, Inc. was organized under the laws of the State of Mississippi. In May 2001, the Company acquired 1000 shares of common stock of B&K Title Insurance Agency, Inc., and B&K Title Insurance Agency, Inc. became the Company's second wholly-owned subsidiary. On June 1, 2001, the Company received approval to convert the loan production office in Baton Rouge, Louisiana to a full service branch. The Company opened a loan production office in Madison, Mississippi on February 1, 2003.

         The Company's major source of income in 2002 was dividends from the Bank in the amount of $1,500,000. The Company expects that dividends from the Bank will continue to be the Company's major source of income in 2003. As of December 31, 2002, the Company had total assets of approximately $308 million, and total consolidated shareholders' equity of approximately $29 million.

         The Bank

         The Bank conducts a full service banking business from its main office and three branch offices in Natchez, Mississippi, one branch in Vicksburg, Mississippi and three branch offices in Baton Rouge, Louisiana. The Bank provides commercial and consumer banking and trust services to customers in Adams and Warren Counties, Mississippi and East Baton Rouge Parish, Louisiana, and the adjoining counties and parishes in Mississippi and Louisiana. The geographical area serviced by the Bank is economically diverse and includes public and private sector industries, including government service, manufacturing, tourism, agriculture and oil and gas exploration. As of December 31, 2002, the Bank had total assets of approximately $308 million and total deposits of approximately $233 million.

         The products and services offered by the Bank include personal and commercial checking accounts, money market deposit accounts, savings accounts and automated clearinghouse services. The Bank also offers money transfer services, safe deposit box facilities and access to a network of automated teller machines. The Bank is a full-service residential and commercial mortgage lender. The Bank also engages in other commercial and consumer lending activities, including, among other things, the issuance of VISA credit cards. The Bank's trust department offers a range of trust services, acting as trustee, executor, administrator, custodian, guardian and agent with approximately $13 million in assets under management as of December 31, 2002.

         In 1995, the Bank became an Internet service provider of banking services for the Natchez area. The Bank has extended its Internet dial up service to the Vicksburg, Mississippi market. In 1996, the Bank began offering Internet-based online banking using SumxNet, a software product developed by Sumx.

         The Insurance Agency

         B&K Title Insurance Agency, Inc. has entered into an agreement, as agent, to issue policies of title insurance upon properties in all counties of the State of Mississippi, in the name of Mississippi Guaranty Title Insurance Company, a Mississippi corporation.

         Sumx Inc.

         On December 3, 1998, the Company acquired 1,000,000 shares of Series A Preferred Stock in Sumx for $1,000,000. On September 15, 2000, the Company acquired 250,000 shares of Series B Preferred Stock in Sumx for $250,000. Sumx is owned 36.6% by the Company, 19.0% by Mr. Bazile R. Lanneau, Jr., President and Chief Executive Officer of Sumx, Executive Vice President of the Bank and Vice President of the Company, and 44.4% by Summit Research, Inc., a Texas corporation. The funds provided to Sumx have been used for marketing and continued development of the SumxNet Internet banking system ("SumxNet") and for data center operations. Sumx maintains offices in Natchez, Mississippi and Highland Village, Texas.

         Prior to August, 2002, Mr. Lanneau, Jr. devoted a substantial portion of his time to the business of Sumx. It is now anticipated that Mr. Lanneau, Jr. will devote the majority of his time to traditional banking activities with a small portion devoted to the activities of Sumx. Until August, 2002, Sumx paid the company $90,000 per year for the services of Mr. Lanneau, Jr. under a management services agreement. Mr. Lanneau, Jr. currently receives no compensation from Sumx and is compensated by the company and the bank. Mr. Ogden, President & CEO of the company and the bank, serves without compensation as a director and Secretary/Treasurer of Sumx.

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

         In May of 2001, Sumx entered into an exclusive agreement with Diebold, Incorporated ("Diebold"), a global leader in providing integrated self-service delivery systems and services, for Diebold to market, install and support Diebold Internet Banking, powered by Sumx, for its customer base. As of March, 2003 Diebold's marketing efforts have generated approximately $110,000 in revenue.

         Due to restrictions related to the exclusivity agreement and Sumx' dependence on cash flow from the Diebold relationship, Sumx gave notice to Diebold on May 21, 2002 of its intent to terminate the agreement due to the failure of Diebold to use reasonable commercial efforts to market, advertise and sublicense SumxNet. On July 31, 2002, Sumx filed suit for a declaratory judgment confirming termination of the agreement. Diebold answered, denying breach of contract and counterclaimed for patent infringement. Sumx believes this claim of patent infringement to be wholly without merit; however, Sumx has refrained from amending its pleadings, pending the outcome of active negotiations.

         Because of the exclusivity granted to Diebold, and pending earlier judicial determination of final termination of the agreement, Sumx is unable to market SumxNet through other qualified vendors until May 7, 2003 when some of the exclusivity restrictions lapse; however, Diebold's claim of patent infringement effectively constrains Sumx' ability to market SumxNet.

         As of June 30, 2002 the Company charged-off $549 thousand in debt and receivables from Sumx. In the fourth quarter 2002 the Company charged-off its remaining investment in Sumx of $701 thousand, consisting of a book value of $374 thousand and related deferred tax asset of $327 thousand from accumulated equity losses. The Company's decision to write off its remaining investment in Sumx is driven by the uncertainty regarding the timing and outcome of the litigation with Diebold and its impact on future business prospects for Sumx.

         As of March 24, 2003, eight financial institutions use Sumx' Internet banking technology to provide Internet banking services to their customers (six banks through Sumx, and one bank and credit union through Diebold).

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

         In 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), which, among other things, substantially revised the depository institution regulatory and funding provisions of the FDIA. FDICIA also expanded the regulatory and enforcement powers of bank regulatory agencies. Most significantly, FDICIA mandates annual examinations of banks by their primary regulators and requires the federal banking agencies to take prompt "corrective action" whenever financial institutions do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution's capitalization status will depend on how well its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. As of December 31, 2002, the Bank maintained a capital level which qualified it as being "well capitalized" under such regulations.

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

Employees

         As of December 31, 2002, the Company and the Bank had approximately 128 full-time and 11 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes that its relationship with its employees is good.

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

                                                              Approximate Office
     Location                 Own/Lease          Use         Space (square feet)
     -------------            ----------     -------------   -------------------
    Natchez
     500 Main Street
     Natchez, MS.               Owned        Main Office              33,723

     411 Highway 61 N.
     Natchez, MS.               Owned        Branch Office             1,922

     148 N. Shields Lane
     Natchez, MS.               Owned        Branch Office             6,000

     55 A Sgt. Prentiss Dr.
     Natchez, MS.               Owned        Branch Office             9,900

    Vicksburg
     2150 S. Frontage Road
     Vicksburg, MS.             Owned        Branch Office             6,000

    Baton Rouge
     7142 Florida Boulevard
     Baton Rouge, La.           Owned        Branch Office             6,000

     12716 Perkins Road
     Baton Rouge, La.           Leased       Branch Office             2,000

     10626 Linkwood Ct.
     Suite A
     Baton Rouge, LA            Leased       Branch Office             2,500

    Madison
     141 Executive Drive
     Suite 5                                 Loan Production
     Madison, MS                Leased        Office                   2,200


Item 3.  Legal Proceedings.

         The Company and the Bank are involved in litigation incurred in the normal course of business. In the opinion of management and legal counsel, liabilities arising from such claims, if any, would not have a material adverse effect upon the Company's consolidated financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to the Company's shareholders during the fourth quarter of 2002.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         The information required in response to this item is incorporated by reference to the material under the heading "Information Regarding our Common Stock" in the Company's 2002 Annual Report to its Shareholders (the "Annual Report").

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters & Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The information required in response to this item is incorporated herein by reference to the material under the headings "Nominees (Class I Directors)," "Continuing Directors (Class II and III Directors)," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders (the "Proxy Statement").

Item 10.  Executive Compensation.

         The information required in response to this item is incorporated herein by reference to the material under the headings "Executive Compensation", "Stock Options", "Aggregate Option Exercises and Year-End Option Values" and "Employment Agreements" in the Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         In partial response to this item, the Company incorporates herein by reference the material under the headings "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement.

         The following table summarizes the company's equity compensation plan information as of December 31, 2002. The underlying plan, which is more fully described in Note J to the consolidated financial statements included in Item 8, has been previously approved by a vote of the shareholders.



                      Equity Compensation Plan Information

                                                                                                    (c)
                                                                                             Number of securities
                                                (a)                                        remaining available for
                                        Number of securities              (b)               future issuance under
                                          to be issued upon        Weighted-average          equity compensation
                                             exercise of           exercise price of          plans (excluding
                                        outstanding options,     outstanding options,            securities
         Plan Caregory                   warrants and rights      warrants and rights          in column (a))
        -----------------               --------------------     --------------------      ----------------------


Equity compensation plans
  approved by  security holders                53,677                    17.33                  110,000 (1)
Equity compensation plans not
  approved by security holders                     -                        -                         -

     Total                                     53.677                    17.33                  110,000




(1) Includes 110,000 shares that remain available for future issuance under the Company's Long Term Incentive Plan.

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

(b)      Reports on Form 8-K

         On November 5, 2002, the Company filed a Current Report on Form 8-K reporting 2002 third quarter earnings.

         On November 21, 2002, the Company filed a Current Report on Form 8-K announcing the declaration of a semi-annual dividend.

Item 14.   Controls and Procedures

         Within the 90 days prior to the date of this Annual Report on Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's SEC reports. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BRITTON & KOONTZ CAPITAL CORPORATION
                                        (Registrant)


                                        By:/s/ W. Page Ogden
                                           ------------------------------------

                                            W. Page Ogden
                                            Chairman and Chief Executive Officer
                                            Date:  March 26, 2003

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                          Title                          Date
------------------                 --------------                 --------------

/s/ W. Page Ogden                  Chairman,                      March 26, 2003
--------------------------------   Chief Executive
W. Page Ogden                      Officer and Director
                                   (Principal Executive Officer)

/s/ W. W. Allen, Jr.               Director                       March 26, 2003
--------------------------------
W. W. Allen, Jr.


/s/ Craig A. Bradford              Director                       March 26, 2003
--------------------------------
Craig A. Bradford, DMD


/s/ A. J. Ferguson                 Director                       March 26, 2003
--------------------------------
A. J. Ferguson


/s/ Bazile R. Lanneau, Jr.         Vice President, Chief          March 26, 2003
--------------------------------   Financial Officer, Treasurer,
Bazile R. Lanneau, Jr.             Asst. Secretary and Director
                                   (Principal Financial Officer)
                                   (Principal Accounting Officer)


/s/ Albert W. Metcalfe             Secretary                      March 26, 2003
--------------------------------   and Director
Albert W. Metcalfe

Signature                          Title                          Date
------------------                 --------------                 --------------

/s/ Bethany L. Overton             Director                       March 26, 2003
--------------------------------
Bethany L. Overton


/s/ R. Andrew Patty II             Director                       March 26, 2003
--------------------------------
R. Andrew Patty II


/s/ Robert R. Punches              Vice-Chairman and              March 26, 2003
--------------------------------   Director
Robert R. Punches


/s/ Vinod K. Thukral, Ph.D.        Director                       March 26, 2003
---------------------------
Vinod K. Thukral, Ph.D.

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, W. Page Ogden, certify that:

1. I have reviewed this annual report on Form 10-KSB of Britton & Koontz Capital Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b)  any  fraud,  whether  or  not  material,   that  involves
                  management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 26, 2003                                 By: /s/ W. Page Ogden
                                                         -----------------------
                                                         W. Page Ogden
                                                         Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Bazile R. Lanneau, Jr., certify that:

1. I have reviewed this annual report on Form 10-KSB of Britton & Koontz Capital Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b)  any  fraud,  whether  or  not  material,   that  involves
                  management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 26, 2003                              By: /s/ Bazile R. Lanneau, Jr.
                                                      --------------------------
                                                      Bazile R. Lanneau, Jr.
                                                      Chief Financial Officer

                    EXHIBITS TO ANNUAL REPORT ON FORM 10-KSB

                     OF BRITTON & KOONTZ CAPITAL CORPORATION


                               FOR THE FISCAL YEAR

                             ENDED DECEMBER 31, 2002

                                  EXHIBIT INDEX

Exhibit                             Description of Exhibit

3.1 Restated Articles of Incorporation of Britton & Koontz Capital Corporation, incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997 *

3.2 By-Laws of Britton & Koontz Capital Corporation, as amended and restated, incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1998 *

4.1 Shareholder Rights Agreement dated June 1, 1996 between Britton & Koontz Capital Corporation and Britton & Koontz First National Bank, as Rights Agent, incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997 *

10.01 Employment Agreement dated December 31, 2002, between Britton & Koontz Capital Corporation and W. Page Ogden.

10.02 Employment Agreement dated December 31, 2002, between Britton & Koontz Capital Corporation and Bazile R. Lanneau, Jr.

10.03 Salary Continuation Plan Agreements dated September 26, 1994, between Britton & Koontz Capital Corporation, W. Page Ogden, & Bazile R. Lanneau, Jr. incorporated by reference to Exhibit 10 to Registrant's Report on Form 10-QSB filed with the Commission on November 14, 1994 *

10.04 System Purchase Agreement dated January 22, 1996 between the Britton & Koontz First National Bank and InterBank Systems, Inc., incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 29, 1996 and Form 10-KSB/A, Amendment Number 1, filed with the Commission on June 14, 1996 *

10.05 Britton & Koontz Capital Corporation Long-Term Incentive Compensation Plan and Amendment, incorporated by reference to
                  Exhibit 4.4 to Registrant's Registration Statement on Form S-8 , Registration No. 333-20631, filed with the Commission on January 29, 1997 *

10.06 Stock Purchase Agreement dated December 3, 1998, between Britton & Koontz Capital Corporation & Sumx Inc. incorporated by reference to Exhibit 10.09 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999 *

10.10 Investor Rights Agreement dated December 3, 1998 among Britton & Koontz Capital Corporation, Summit Research, Inc., Bazile
                  R. Lanneau, Jr. and  Sumx Inc.  incorporated  by  reference to
                  Exhibit 10.10 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999 *

10.11 Voting Agreement dated December 3, 1998 among Britton & Koontz Capital Corporation, Summit Research, Inc. & Bazile R. Lanneau , Jr. incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999 *

10.12 Management Service Agreement dated December 3, 1998, among Britton & Koontz Capital Corporation, Sumx Inc. and Bazile R. Lanneau, Jr. incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999 *

11                Computation of Per Share Earnings

13                Annual Report to Shareholders

21                Subsidiaries of the Registrant

23                Consent of Independent Auditors

99.1              Section 906 - Certification of Chief Executive Officer

99.2              Section 906 - Certification of Chief Financial Officer


* As indicated in the column entitled "Description of Exhibit," this exhibit is incorporated by reference to another filing or document.

                                  EXHIBIT 10.01

                     EMPLOYMENT AGREEMENT FOR W. PAGE OGDEN

                              EMPLOYMENT AGREEMENT



         AGREEMENT dated effective as this 31st day of December, 2002, between BRITTON & KOONTZ FIRST NATIONAL BANK (hereinafter referred to as "B&K", BRITTON & KOONTZ CAPITAL CORPORATION (hereinafter referred to as "B&K Capital Corp."), and W. PAGE OGDEN (hereinafter referred to as "Employee").

         I.  EMPLOYMENT

         B&K agrees to employ the Employee and the Employee agrees to work as a full-time employee of B&K, upon the terms and conditions of this agreement.

         II.  TERM

         This agreement shall terminate on December 31, 2005. However, it shall automatically renew for three successive one-year terms, unless 90 days prior notice is given by the respective parties.

         III.  COMPENSATION

         For all services rendered by the Employee, as outlined hereinafter, the Employee shall be paid an annual salary of One Hundred Sixty Thousand ($160,000) Dollars, which shall be payable in accordance with B&K's ordinary payroll procedures.

         IV.  ADDITIONAL EMPLOYEE BENEFITS

         A) In addition to the compensation recited hereinabove, Employee shall be entitled to participate to the fullest extent allowable in all additional benefits normally made available to employee.

         B) B&K agrees to provide Employee with an automobile and to reimburse Employee for all maintenance, repairs, insurance, gasoline, and other costs incidental to the automobile. Employee agrees to reimburse B&K for such automobile costs or expenses necessary to comply with the current or future tax laws and regulations promulgated thereunder.

         C) B&K agrees to pay the country club, professional and civic organization dues for Employee and his wife.

         V.  DUTIES

         Employee is hired by B&K as Chairman and CEO of B&K and B&K Capital Corp. and will report directly to the Board of Directors of B&K and B&K Capital Corp. Employee will be responsible for the supervision and administration of B&K Capital Corp. and all of its subsidiaries in accordance with the policies and strategic plans of the bank and applicable state and federal laws and regulations.

         Employee will be a member of the Board of Directors of B&K and B&K Capital Corp. Employee is expected to spend a reasonable amount of his time in civic and professional activities, and it is agreed that the time spent by Employee in these activities, along with other reasonable amounts of time for personal or outside business, shall not constitute a breach of this agreement by Employee, provided that such activities do not materially interfere with the services required to be rendered by Employee to B&K.

         VI.  TERMINATION OF EMPLOYMENT

         It is agreed that B&K may terminate Employee's employment at any time, with or without cause, but any termination other than for cause shall not affect Employee's right to compensation or other benefits. Termination for cause shall include termination because of personal dishonesty, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than traffic violations or similar offenses), and/or flagrant abuse and violation of the bank policies adopted by the B&K Board of Directors. If employee is terminated without cause B&K shall pay Employee a lump sum termination payment equal to the greater of Eighty Thousand ($80,000.00) Dollars or six months of Employee's then current annual salary. As a condition precedent to employee receiving this lump sum termination payment, employee must sign an agreement not to sue B&K or B&K Capital based on any violation of labor laws, including age discrimination.

         VII. ASSIGNMENT

         Employee acknowledges that the services to be rendered by him are unique and personal. Accordingly, the Employee may not assign any of his rights or delegate any of his authorities or obligations under this agreement.

         VIII.  ENTIRE AGREEMENT

This agreement contains the entire understanding of the parties, may not be changed orally, but only by an agreement in writing signed by the party against whom enforcement of any waiver, change, modification, extension or discharge is sought.

         IX.  GOVERNING LAW

         This agreement shall be construed and enforced in accordance with the laws of the State of Mississippi.

         X.  SEVERABILITY AND MODIFICATION

         The invalidity of unenforceability of any provision hereof shall in no way affect the validity or enforceability of other provisions.

         XI.  COUNTERPARTS

         This instrument is executed in duplicate counterparts, each of which shall be deemed an original, but both of which shall constitute one and the same instrument. Employee shall have one fully executed copy and B&K shall have one fully executed copy.

         XII.  BINDING EFFECTS OF THIS AGREEMENT

         This agreement shall be binding upon the heirs, legal representative, successors and assigns of the parties hereto.

         IN WITNESS WHEREOF this agreement is executed as of the date first hereinabove recited.


                      BRITTON & KOONTZ FIRST NATIONAL BANK



                   By: /s/ Robert R. Punches
                       -------------------------------
                        Robert R. Punches, Vice-Chairman

                      BRITTON & KOONTZ CAPITAL CORPORATION



                   By: /s/ Robert R. Punches
                       -------------------------------
                        Robert R. Punches, Vice-chairman



                      /s/ W. Page Ogden
                      ---------------------------------
                      W. PAGE OGDEN

                                 EXHIBIT 10.02

                EMPLOYMENT AGREEMENT FOR BAZILE R. LANNEAU, JR.

                              EMPLOYMENT AGREEMENT


         AGREEMENT dated effective as this 31st day of December, 2002, between BRITTON & KOONTZ FIRST NATIONAL BANK (hereinafter referred to as "B&K", BRITTON & KOONTZ CAPITAL CORPORATION (hereinafter referred to as "B&K Capital Corp."), and BAZILE R. LANNEAU, JR. (hereinafter referred to as "Employee").

         I.  EMPLOYMENT

         B&K agrees to employ the Employee and the Employee agrees to work as a full-time employee of B&K, upon the terms and conditions of this agreement.

         II.  TERM

         This agreement shall terminate on December 31, 2005. However, it shall automatically renew for three successive one-year terms, unless 90 days prior notice is given by the respective parties.

         III.  COMPENSATION

         For all services rendered by the Employee, as outlined hereinafter, the Employee shall be paid an annual salary of One Hundred Seventeen Thousand ($117,000) Dollars, which shall be payable in accordance with B&K's ordinary payroll procedures.

         IV.  ADDITIONAL EMPLOYEE BENEFITS

         A) In addition to the compensation recited hereinabove, Employee shall be entitled to participate to the fullest extent allowable in all additional benefits normally made available to employee.

         B) B&K agrees to provide Employee with an automobile and to reimburse Employee for all maintenance, repairs, insurance, gasoline, and other costs incidental to the automobile. Employee agrees to reimburse B&K for such automobile costs or expenses necessary to comply with the current or future tax laws and regulations promulgated thereunder.

         C) B&K agrees to pay the country club, professional and civic organization dues for Employee and his wife.

         V.  DUTIES

         Employee is hired by B&K as Executive Vice President and by B&K Capital Corp. as Vice President and will report directly to the President and CEO. Employee will be the second ranking employee in the bank and will be responsible for the supervision and administration of areas listed below in accordance with the policies and strategic plans of the bank and applicable state and federal laws and regulations. Employee will be responsible for the ongoing development of policy and procedures in and oversight of investments and funds management, operations, accounting, personnel and trust.

         Employee will be a member of the Board of Directors of B&K and B&K Capital Corp. and will serve as Chairman of the Investment and Trust Committees of the Board of B&K and B&K Capital Corp. Employee will be a voting member of both the Directors' and Officers' Loan Committees and will service a portfolio of loan accounts selected by the president. Employee is expected to spend a reasonable amount of his time in civic and professional activities, and it is agreed that the time spent by Employee in these activities, along with other reasonable amounts of time for personal or outside business, shall not constitute a breach of this agreement by Employee, provided that such activities do not materially interfere with the services required to be rendered by Employee to B&K.

         VI.  TERMINATION OF EMPLOYMENT

         It is agreed that B&K may terminate Employee's employment at any time, with or without cause, but any termination other than for cause shall not affect Employee's right to compensation or other benefits. Termination for cause shall include termination because of personal dishonesty, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than traffic violations or similar offenses), and/or flagrant abuse and violation of the bank policies adopted by the B&K Board of Directors. If employee is terminated without cause B&K shall pay Employee a lump sum termination payment equal to the greater of Fifty Eight Thousand Five Hundred ($58,500.00) Dollars or six months of Employee's then current annual salary. As a condition precedent to employee receiving this lump sum termination payment, employee must sign an agreement not to sue B&K or B&K Capital based on any violation of labor laws, including age discrimination.

         VII. ASSIGNMENT

         Employee acknowledges that the services to be rendered by him are unique and personal. Accordingly, the Employee may not assign any of his rights or delegate any of his authorities or obligations under this agreement.

         VIII.  ENTIRE AGREEMENT

This agreement contains the entire understanding of the parties, may not be changed orally, but only by an agreement in writing signed by the party against whom enforcement of any waiver, change, modification, extension or discharge is sought.

         IX.  GOVERNING LAW

         This agreement shall be construed and enforced in accordance with the laws of the State of Mississippi.

         X.  SEVERABILITY AND MODIFICATION

         The invalidity of unenforceability of any provision hereof shall in no way affect the validity or enforceability of other provisions.

         XI.  COUNTERPARTS

         This instrument is executed in duplicate counterparts, each of which shall be deemed an original, but both of which shall constitute one and the same instrument. Employee shall have one fully executed copy and B&K shall have one fully executed copy.

         XII.  BINDING EFFECTS OF THIS AGREEMENT

         This agreement shall be binding upon the heirs, legal representative, successors and assigns of the parties hereto.

         IN WITNESS WHEREOF this agreement is executed as of the date first hereinabove recited.


                             BRITTON & KOONTZ FIRST NATIONAL BANK

                         By: /s/ W. Page Ogden
                             -------------------------------
                             W. Page Ogden, Chairman & CEO


                             BRITTON & KOONTZ CAPITAL CORPORATION


                         By: /s/ W. Page Ogden
                             -------------------------------
                             W. Page Ogden, Chairman & CEO



                             /s/ Bazile R. Lanneau, Jr.
                             -------------------------------
                             BAZILE R. LANNEAU, JR.

                                   EXHIBIT 11

                        COMPUTATION OF EARNINGS PER SHARE



                                   Exhibit 11

                 Statement Re: Computation of Earnings Per Share

                                                         Three Months Ended                Twelve Months Ended
                                                             December                           December
                                                 -----------------------------        ---------------------------------
                                                      2002             2001                2002               2001
                                                 -------------  --------------        -------------        ------------
Basic:
       Average shares outstanding:                  2,112,048        2,109,055           2,109,809           2,108,973
                                                  ------------   -------------         ------------        -----------

                           Total                    2,112,048        2,109,055           2,109,809           2,108,973
                                                  ============   =============         ============        ===========

       Net income                                 $  (305,794)   $     810,798         $ 1,239,914         $ 3,247,783
                                                  ============   =============         ============        ===========

       Net income per share                       $     (0.14)   $        0.38         $      0.59         $      1.54
                                                  ============   =============         ============        ===========

Diluted:
       Average shares outstanding:                  2,112,048        2,109,055           2,109,809           2,108,973

         Net  effect  of the  assumed
         exercise  of stock  options  based
         on the treasury stock method using
         average market prices                            863            2,368               2,596                 851
                                                  ------------   -------------        -------------        -----------

                           Total                    2,112,911        2,111,383           2,112,405           2,109,824
                                                  ============   =============        =============        ===========

       Net income                                 $  (305,794)   $     810,798         $ 1,239,914         $ 3,247,783
                                                  ============   =============         ============        ===========

       Net income per share                       $     (0.14)   $         .38         $      0.59         $      1.54
                                                  ============   =============         ============        ===========


                                   EXHIBIT 13


                          ANNUAL REPORT TO SHAREHOLDERS

Britton & Koontz Capital Corporation and Subsidiaries
Message to Shareholders


In the midst of sharply declining market indices in 2002, your stock price held steady. In 2001, the closing price was $15 and at the close of 2002, the price was $14.60. Most importantly, the dividend, at $.62 per share produced an outstanding yield exceeding 4%.

Although the results of operations were disappointing for 2002, analysis suggests that the lower level of earnings will not be long-lived and that the fundamentals of the Company remain strong. Earnings per share of $.59 in 2002 versus $1.54 the previous year reflected several factors. The most significant one was the write-off of the investment in Sumx, a technology company formed to develop electronic banking software. The write-off, which equated to a $.56 per share reduction, was dictated by the fact that the earlier promising alliance with a major marketing partner failed to result in a significant number of new sales. The Sumxnet software continues to perform exceedingly well for the Company and other installed locations. While there remains the possibility of recovery of investment from the sale or further licensing of the software, the doubt surrounding the future of Sumx necessitated its removal from the balance sheet.

The Company's earnings picture also reflected the resolution of certain weakened commercial and real estate loans. The provision for loan losses, charge-offs, and sales of foreclosed collateral were higher than past averages. However, by the end of the year, the migration through and out of the portfolio of the bulk of the problem loans had become apparent. As a result of the vigilant management of the portfolio, nonperforming loans as a per cent of the total loans dropped from 1.56% to 1.29%. Several factors, namely a weakened economy in the Natchez area, final resolution of loan issues in the Baton Rouge acquired portfolio, and underwriting errors in the entry into the Vicksburg market, all coalesced into the loan issues of 2002. The encouraging aspect of the picture is the evidence that these problems have largely been removed from the portfolio.

A third important factor in the earnings picture for 2002 was higher expense, particularly in the personnel area, associated with the expansion of the bank in new markets in Baton Rouge, LA, Vicksburg, MS and Madison, MS (in early 2003). The Board has adopted a strategic plan to grow and diversify in larger markets geographically related to the traditional home market of Natchez. Such expansion cannot occur without some dampening of earnings in the short-run. Your Board firmly believes in managing the Company in the context of a strategic plan, which often means short-term sacrifices for longer term gains. Assembling the right staff and locations in the markets of the Company will provide the basic structure for the Company to grow and prosper in the years ahead.

Perhaps, the brightest spot in the 2002 activities for the Company was the mortgage underwriting. With the unprecedented lower interest rates, refinancings reached new levels, and the Company participated energetically in all our markets in this phenomenon. The B&K Title Company also experienced one complete year of operation with approximately $100,000 in revenue. Increased sale of title insurance affords the Company a promising opportunity to enhance income in the mortgage line of business and also to augment fee income in the commercial loan area.

The increased liquidity in our stock from greater trading volume, the very attractive dividend yield and price stability in 2002, and the prospect of higher earnings all support the promise of your investment in BKBK. As always, I appreciate your confidence and continued support of the Company. Whenever you have questions, I encourage you to call. Serving you is indeed a privilege.




Sincerely,



/s/ W. Page Ogden
-------------------------
W. Page Ogden
Chairman and CEO



Financial Highlights
($ IN THOUSANDS, EXCEPT PER SHARE DATA)

YEAR END BALANCE                                          2002                 2001                 2000
-----------------------------------------------------------------------------------------------------------
Total Assets                                            $ 308,879            $ 298,856           $ 270,119
Loans (net of unearned income)                            184,792              185,127             186,861
Allowance for Loan Losses                                   2,129                2,108               1,884
Total Deposits                                            233,012              217,680             211,323
Stockholders' Equity                                       29,329               28,291              25,524
FOR THE YEAR
-----------------------------------------------------------------------------------------------------------
Net Interest Income                                      $ 12,649             $ 12,080            $ 11,086
Net Income                                                  1,240                3,248               2,691
PER SHARE
-----------------------------------------------------------------------------------------------------------
Earnings per share-Basic                                   $ 0.59               $ 1.54              $ 1.29
Earnings per share-Diluted                                   0.59                 1.54                1.28
Cash dividends                                               0.62                 0.61                0.60
Year End Stock Price                                        14.60                15.00               12.00
OTHER KEY INFORMATION
-----------------------------------------------------------------------------------------------------------
Return on Average Assets (%)                                 0.41                 1.19                0.98
Return on Average Equity (%)                                 4.23                12.76               10.70
Dividend Payout (%)                                        105.67                39.61               43.00
Net Interest Income/Average Earning Assets (%)               4.51                 4.73                4.32
Allowance for Loan Losses/Loans (%)                          1.15                 1.14                1.01
Non Performing Loans/Loans (%)                               1.28                 1.53                0.74
Loans/Deposits (%)                                           0.79                 0.85                0.88
Total Stockholders' Equity/Assets (%)                        9.50                 9.47                9.45
Tier 1 Leverage Ratio (%)                                    8.71                 9.52                8.76
Tier 1 Risk-Based Ratio (%)                                 13.64                13.71               13.74
Total  Risk-Based Ratio (%)                                 14.74                14.81               14.81
Weighted Average Shares Outstanding:
Basic                                                   2,109,809            2,108,973           2,080,046
Diluted                                                 2,112,405            2,111,383           2,101,714



Note: Loans are less unearned income and include loans held for sale


                      BRITTON & KOONTZ CAPITAL CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                     Years Ended December 31, 2002 and 2001

                                      with

                          Independent Auditor's Report

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
Britton & Koontz Capital Corporation and Subsidiaries


We have audited the accompanying consolidated statements of financial condition of Britton & Koontz Capital Corporation and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Britton & Koontz
Capital Corporation and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ May and Company

Vicksburg, Mississippi
January 16, 2003





              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2002 AND 2001



                                     ASSETS

                                                                                       2002                 2001
                                                                                 ----------------    -----------------

ASSETS:
    Cash and due from banks:
       Non-interest bearing                                                      $      8,914,638    $       7,160,387
       Interest bearing                                                                 2,562,236            7,398,849
                                                                                 ----------------    -----------------

              Total cash and due from banks                                            11,476,874           14,559,236

    Federal funds sold                                                                  3,560,000            1,050,000
    Investment securities:
       Held-to-maturity (market value of $34,305,172 and
          $27,867,675, respectively)                                                   33,147,883           27,967,610
       Available-for-sale (amortized cost of $58,343,140 and
          $53,590,873, respectively)                                                   60,565,938           54,665,875
       Equity securities, at cost less equity in unallocated losses                             -              558,826
       Other equity securities                                                          3,345,200            3,163,900
    Loans, less unearned income of $14,782 in 2002 and
       $24,594 in 2001, and allowance for loan losses of
       $2,129,328 in 2002 and $2,108,247 in 2001                                      178,268,969          177,603,099
    Loans held-for-sale                                                                 4,393,397            5,415,543
    Bank premises and equipment, net                                                    7,022,975            7,170,954
    Other real estate, net                                                              1,554,323            1,526,213
    Accrued interest receivable                                                         2,123,114            2,325,525
    Cash surrender value of life insurance                                                900,550              856,390
    Core deposits, net of accumulated amortization
       of $410,472 in 2002 and $302,856 in 2001                                         1,203,738            1,311,354
    Other assets                                                                        1,316,327              681,940
                                                                                 ----------------    -----------------

TOTAL ASSETS                                                                     $    308,879,288    $     298,856,465
                                                                                 ================    =================






See accompanying notes to the consolidated financial statements.











                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       2002                 2001
                                                                                 ----------------    -----------------

LIABILITIES:
    Deposits:
       Non-interest bearing                                                     $      33,843,654    $      33,165,781
       Interest bearing                                                               199,168,384          184,514,075
                                                                                -----------------    -----------------

              Total deposits                                                          233,012,038          217,679,856

    Federal Home Loan Bank advances                                                    41,315,484           47,000,000
    Securities sold under repurchase agreements                                         2,141,790            3,098,017
    Accrued interest payable                                                              956,437            1,319,813
    Advances from borrowers for taxes and insurance                                       326,242              314,566
    Accrued taxes and other liabilities                                                 1,797,823            1,153,073
                                                                                -----------------    -----------------

              Total liabilities                                                       279,549,814          270,565,325
                                                                                -----------------    -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock, $2.50 par value per share;
       12,000,000 shares authorized;
       2,127,587 and 2,123,555 shares issued and 2,113,087
       and 2,109,055 shares outstanding at December 31,
       2002 and 2001, respectively                                                      5,318,968            5,308,888
    Additional paid-in capital                                                          7,225,408            7,189,563
    Retained earnings                                                                  15,304,539           15,373,489
    Accumulated other comprehensive income                                              1,737,934              676,575
                                                                                -----------------    -----------------
                                                                                       29,586,849           28,548,515
    Less:  Treasury stock 14,500 shares, at cost                                         (257,375)            (257,375)
                                                                                ------------------   ------------------

              Total stockholders' equity                                               29,329,474           28,291,140
                                                                                -----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $     308,879,288    $     298,856,465
                                                                                =================    =================





              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                       2002                 2001
                                                                                 ----------------    -----------------

INTEREST INCOME:
    Interest and fees on loans                                                   $     14,734,982    $      16,897,617
    Interest on investment securities:
       Taxable interest income                                                          3,477,193            3,668,297
       Exempt from federal income taxes                                                 1,608,837              728,721
    Interest on federal funds sold                                                         33,329               18,267
                                                                                 ----------------    -----------------

          Total interest income                                                        19,854,341           21,312,902
                                                                                 ----------------    -----------------

INTEREST EXPENSE:
    Interest on deposits                                                                5,057,718            7,613,718
    Interest on Federal Home Loan Bank advances                                         2,082,094            1,461,116
    Interest on federal funds purchased                                                     8,079               23,577
    Interest on securities sold under repurchase agreements                                57,245              134,106
                                                                                 ----------------    -----------------

          Total interest expense                                                        7,205,136            9,232,517
                                                                                 ----------------    -----------------

NET INTEREST INCOME                                                                    12,649,205           12,080,385

PROVISION FOR LOAN LOSSES                                                               1,025,000              525,000
                                                                                 ----------------    -----------------

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                                                    11,624,205           11,555,385
                                                                                 ----------------    -----------------

OTHER INCOME:
    Service charges on deposit accounts                                                 1,273,892            1,249,103
    Income from fiduciary activities                                                       40,667               71,832
    Insurance premiums and commissions                                                      1,809               18,975
    Other real estate income (expense)                                                   (379,723)             (22,090)
    Other investee losses                                                              (1,145,607)            (235,964)
    Other                                                                               1,078,853              986,766
                                                                                 ----------------    -----------------

          Total other income                                                              869,891            2,068,622
                                                                                 ----------------    -----------------

Continued






              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME - CONTINUED
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                       2002                 2001
                                                                                 ----------------    -----------------

OTHER EXPENSES:
    Salaries                                                                            4,886,180            4,130,509
    Director fees                                                                         173,980              160,410
    Employee benefits                                                                     839,758              669,575
    Net occupancy expense                                                                 754,100              731,539
    Equipment expense                                                                     953,669              889,527
    FDIC assessment                                                                        37,099               39,204
    Stationery and supplies                                                               275,268              219,628
    Amortization                                                                          107,616              107,616
    Other                                                                               2,238,064            1,975,261
                                                                                 ----------------    -----------------

          Total other expenses                                                         10,265,734            8,923,269
                                                                                 ----------------    -----------------

INCOME BEFORE INCOME TAX EXPENSE                                                        2,228,362            4,700,738

INCOME TAX EXPENSE                                                                        988,450            1,452,956
                                                                                 ----------------    -----------------

NET INCOME                                                                       $      1,239,912    $       3,247,782
                                                                                 ================    =================

EARNINGS PER SHARE DATA:
    Basic earnings per share                                                     $           0.59    $           1.54
                                                                                 ================    ================

    Diluted earnings per share                                                   $           0.59    $           1.54
                                                                                 ================    ================


See accompanying notes to the consolidated financial statements.






              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                       Common Stock                     Additional
                                            ------------------------------------         Paid-In           Retained
                                                  Shares             Amount              Capital           Earnings
                                            ----------------    ----------------    ---------------     --------------

BALANCE, December 31, 2000                         2,101,534    $      5,290,085    $     7,156,245     $  13,412,231
   Comprehensive income:
     Net income                                            -                   -                  -         3,247,782
     Other comprehensive income
       (net of tax):
         Net change in unrealized
           gain on securities available
           for sale, net of reclassification
           adjustment and taxes of
           $442,054                                        -                   -                  -                 -
                                            ----------------    ----------------    ---------------     -------------

         Total comprehensive income                        -                   -                  -         3,247,782
                                            ----------------    ----------------    ---------------     -------------

Stock options exercised                                7,521              18,803             33,318                 -

Cash dividends declared
   ($0.61 per share)                                       -                   -                  -        (1,286,524)
                                            ----------------    ----------------    ---------------     -------------

BALANCE, December 31, 2001                         2,109,055           5,308,888          7,189,563        15,373,489
   Comprehensive income:
     Net income                                            -                   -                  -         1,239,912
     Other comprehensive income
       (net of tax):
         Net change in unrealized gain
           on derivative, net of taxes
           of $148,421                                     -                   -                  -                 -
         Net change in unrealized
           gain on securities available
           for sale, net of reclassification
           adjustment and taxes of
           $335,927                                        -                   -                  -                 -
                                            ----------------    ----------------    ---------------     -------------

         Total comprehensive income                        -                   -                  -         1,239,912
                                            ----------------    ----------------    ---------------     -------------

Stock options exercised                                4,032              10,080             35,845                 -

Cash dividends declared
   ($0.62 per share)                                       -                   -                  -        (1,308,862)
                                            ----------------    ----------------    ---------------     --------------

BALANCE, December 31, 2002                         2,113,087    $      5,318,968    $     7,225,408     $  15,304,539
                                            ================    ================    ===============     =============



See accompanying notes to the consolidated financial statements.












                                                           Accumulated
                                                                           Other
                                                          Comprehensive          Treasury
                                                             Income                Stock                 Total
                                                       ----------------      ----------------      ----------------

BALANCE, December 31, 2000                             $        (77,565)     $       (257,375)     $     25,523,621
   Comprehensive income:
     Net income                                                       -                     -             3,247,782
     Other comprehensive income
       (net of tax):
         Net change in unrealized
           gain on securities available
           for sale, net of reclassification
           adjustment and taxes of
           $442,054                                             754,140                     -               754,140
                                                       ----------------      ----------------      ----------------

         Total comprehensive income                             754,140                     -             4,001,922
                                                       ----------------      ----------------      ----------------

Stock options exercised                                               -                     -                52,121

Cash dividends declared
   ($0.61 per share)                                                  -                     -            (1,286,524)
                                                       ----------------      ----------------      ----------------

BALANCE, December 31, 2001                                      676,575              (257,375)           28,291,140
   Comprehensive income:
     Net income                                                       -                     -             1,239,912
     Other comprehensive income
       (net of tax):
         Net change in unrealized gain
           on derivative, net of taxes
           of $148,421                                          249,490                     -               249,490
         Net change in unrealized
           gain on securities available
           for sale, net of reclassification
           adjustment and taxes of
           $335,927                                             811,869                     -               811,869
                                                       ----------------      ----------------      ----------------

         Total comprehensive income                           1,061,359                     -             2,301,271
                                                       ----------------      ----------------      ----------------

Stock options exercised                                               -                     -                45,925

Cash dividends declared
   ($0.62 per share)                                                  -                     -            (1,308,862)
                                                       ----------------      ----------------      -----------------

BALANCE, December 31, 2002                             $      1,737,934      $       (257,375)     $     29,329,474
                                                       ================      =================     ================









              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                        2002                2001
                                                                                   ---------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                     $     1,239,912     $     3,247,782
    Adjustments to reconcile net income to
       net cash provided by operating activities:
          Deferred taxes                                                                   165,025            (148,331)
          Provision for loan losses                                                      1,025,000             525,000
          Write off of advances to affiliate                                               586,781                   -
          Provision for depreciation                                                       785,747             760,717
          Provision for other real estate                                                  150,000                   -
          Gain on sale of investments available-for-sale                                  (154,175)           (129,287)
          Gain on sale of mortgage loans                                                  (311,283)           (308,010)
          Loss on sale of premises and equipment                                                 -               9,808
          Gain on sale of other real estate                                                 (8,400)             (4,105)
          Stock dividends received                                                         (81,300)            (82,100)
          Amortization (accretion) of investment security
              premiums (discounts), net                                                    (79,656)             71,448
          Amortization of valuation adjustment on acquired loans                            10,305              10,305
          Amortization of acquisition premium                                              107,616             107,616
          Equity in investee losses                                                        558,826             235,964
          Write-down of other real estate                                                  146,120              14,856
    Decrease in accrued interest receivable                                                202,158             204,572
    Increase in cash surrender value of life insurance                                     (44,160)            (48,061)
    (Increase) decrease in other assets                                                   (372,294)            180,035
    Decrease in accrued interest payable                                                  (363,376)           (567,430)
    Decrease in accrued taxes and other liabilities                                         (4,623)            (70,787)
                                                                                   ----------------    ----------------

              Net cash provided by operating activities                                  3,558,223           4,009,992
                                                                                   ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in federal funds sold                                                      (2,510,000)         (1,050,000)
    Proceeds from maturities of investment
       securities held-to-maturity                                                               -           2,175,000
    Proceeds from sales and maturities of investment
       securities available-for-sale                                                     8,249,296           6,497,432
    Proceeds from principal paydowns of investment
       securities available-for-sale                                                    14,123,566          11,423,926
    Advances to affiliate                                                                 (410,151)                  -
    Repayment of advances by affiliate                                                      19,087                   -



Continued






              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                           2002              2001
                                                                                   ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES-continued:
    Purchases of investment securities held-to-maturity                                 (5,170,133)        (25,905,655)
    Purchases of investment securities available-for-sale                              (26,901,438)        (11,072,943)
    Purchase of other equity securities                                                   (100,000)           (859,450)
    Increase in loans                                                                   (1,846,069)        (12,786,044)
    Proceeds from loans held for sale                                                            -           9,783,213
    Proceeds from sale of other real estate                                              1,102,847             175,028
    Proceeds from sale of premises and equipment                                                 -              22,395
    Purchases of premises and equipment                                                   (637,768)           (892,206)
                                                                                   ----------------    ---------------

              Net cash used in investing activities                                    (14,080,763)        (22,489,304)
                                                                                   ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in demand deposits                                                      9,737,956           9,414,584
    Net increase (decrease) in time deposits                                             5,594,226          (3,057,260)
    Net increase (decrease) in Federal Home Loan Bank advances                          (5,684,516)         19,825,000
    Net increase (decrease) in securities sold under
       repurchase agreements                                                              (956,227)            258,017
    Increase (decrease) in advances from borrowers
       for taxes and insurance                                                              11,676            (126,268)
    Cash dividends paid                                                                 (1,308,862)         (1,286,524)
    Cash received from stock options exercised                                              45,925              52,121
                                                                                   ---------------     ---------------

              Net cash provided by financing activities                                  7,440,178          25,079,670
                                                                                   ---------------     ---------------

NET INCREASE (DECREASE) IN CASH AND
    DUE FROM BANKS                                                                      (3,082,362)          6,600,358

CASH AND DUE FROM BANKS AT
    BEGINNING OF YEAR                                                                   14,559,236           7,958,878
                                                                                   ---------------     ---------------

CASH AND DUE FROM BANKS AT
    END OF YEAR                                                                    $    11,476,874     $    14,559,236
                                                                                   ===============     ===============







Continued




              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                           2002              2001
                                                                                   ---------------     ---------------

SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:
       Transfer of loans foreclosed to other real estate                           $     1,418,677     $       938,987
                                                                                   ===============     ===============

       Total change in unrealized (gains) losses
          on securities available-for-sale                                         $    (1,147,796)    $     1,196,194
                                                                                   ================    ===============

       Total increase in deferred income taxes
          on the change in unrealized gains (losses) on
          securities available-for-sale                                            $       335,927     $      (442,054)
                                                                                   ===============     ================

       Securitized loans transferred to investments                                $             -     $     3,795,070
                                                                                   ===============     ===============

       Reclassification of held-to-maturity
          securities to available-for-sale securities                              $             -     $    50,648,250
                                                                                   ===============     ===============

       Total change in unrealized gains
          on derivative                                                            $      (397,911)    $             -
                                                                                   ================    ===============

       Total increase in deferred income taxes
          on the change in unrealized gains on
          derivative                                                               $       148,421     $             -
                                                                                   ===============     ===============



See accompanying notes to the consolidated financial statements.

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Principles of Consolidation

               The consolidated financial statements include the accounts of Britton & Koontz Capital Corporation ("Company") and its wholly owned subsidiaries, Britton & Koontz First National Bank ("Bank") and B & K Title Insurance Agency, Inc. ("Agency"). All material intercompany profits, balances and transactions have been eliminated.

               Nature of Operations

               The Bank operates under a national bank charter and provides full banking services, including trust services. The primary area served by the Bank is the southwest region of Mississippi and East Baton Rouge Parish in Louisiana. Services are provided at four locations in Natchez, Mississippi, one location in Vicksburg, Mississippi, and three locations in Baton Rouge, Louisiana.

               During  2001,  the  Company   formed  and  began   operating  the
               wholly-owned subsidiary, B & K Title Insurance Agency, Inc.

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

               Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

               While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for loan losses may change materially in the near term. However the amount of the change that is reasonably possible cannot be estimated.
Continued

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

               Investment Securities
               Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent and the Bank has the ability at the time of purchase to hold debt securities until maturity, they are classified as held-to-maturity and carried at cost, adjusted for amortization of premiums and accretion of discounts using methods approximating the interest method. Available-for-sale securities include securities that management intends to use as part of its asset and liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rates and resultant prepayment risk changes. These securities are carried at fair value. Equity securities include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which are restricted and are carried at cost. Equity securities also included an investment in the voting stock of Sumx Inc. This investment was carried at cost adjusted for the Company's share of the investee's earnings or losses. There is no readily available market for the voting stock of Sumx Inc. and, accordingly, no quoted market price is available. The investment was deemed worthless in 2002.

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

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

               Loans-continued

               Securitized loans are transferred to a long-term investment category at the lower of cost or market value on the transfer date. Any material difference between the carrying amount of the loans and their outstanding principal balance is recognized as an adjustment to the yield by the interest method.

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

               Allowance for Loan Losses

               The allowance is an amount that management believes will be adequate to absorb probable losses inherent in the loan portfolio as of the balance sheet date based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Credits deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance. Past due status is determined based on contractual terms.

               Bank Premises and Equipment

               Bank premises and equipment are stated at cost, less accumulated depreciation. Depreciation expense is computed by the straight-line method and is charged to expense over the estimated useful lives of the assets, which range from 3 to 30 years




Continued

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

               Other Real Estate

               Other real estate consists primarily of foreclosed property. Properties acquired through foreclosure or in settlement of loans and in lieu of loan foreclosures are classified as foreclosed properties and are valued at the lower of the loan value or estimated fair value of the property acquired less estimated selling costs. At the time of foreclosure, the excess, if any, of the loan value, over the estimated fair value of the property acquired less estimated selling costs, is charged to the allowance for loan losses. Additional decreases in the carrying values of foreclosed properties or changes in estimated selling costs, subsequent to the time of foreclosure, are recognized through provisions charged to operations. Revenues and expenses associated with owning and operating other real estate and gains and losses on dispositions of such assets are recorded in earnings in the period incurred.

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

               The estimated amount of compensation for future absences is deemed immaterial to the consolidated financial statements and accordingly, no liability has been recorded in the accompanying financial statements. The Bank's policy is to recognize the cost of compensated absences when actually paid to employees.

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




Continued

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

               Income Taxes-Continued

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


                                                                             Income             Shares        Per Share
                                                                           (Numerator)     (Denominator)        Amount
                                                                           -----------     -------------     ------------
               Year ended December 31, 2002: Basic earnings per share:
                     Income available to common
                         shareholders                                      $ 1,239,912       2,109,809       $       0.59
                                                                                                             ============
                  Diluted earnings per share:
                     Options                                                         -           2,596
                                                                           -----------     -------------


                  Income available to common
                     shareholders assuming conversion                      $ 1,239,912       2,112,405       $       0.59
                                                                           ===========     =============     ============




Continued

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2002 AND 2001




NOTE A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
                                                                             Income             Shares        Per Share
               Earnings Per Share-continued                                (Numerator)     (Denominator)        Amount
                                                                           -----------     -------------     ------------
               Year ended December 31, 2001: Basic earnings per share:
                     Income available to common
                         shareholders                                      $ 3,247,782       2,108,973       $       1.54
                                                                                                             ============
                  Diluted earnings per share:
                     Options                                                         -             851
                                                                           -----------     ------------
                  Income available to common
                     shareholders assuming conversion                      $ 3,247,782       2,109,824       $       1.54
                                                                           ===========     ============      ============



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

               The Company paid income taxes of $1,064,501 and $1,483,096 in 2002 and 2001, respectively. Interest paid on deposit liabilities and other borrowings was $7,568,512 and $9,799,947 in 2002 and 2001, respectively.

               Recent Accounting Pronouncements

               In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS 145, Rescission of FASB Statements No. 4 (Reporting Gains and Losses from Extinguishment of Debt), 44 (Accounting for Intangible Assets of Motor Carriers) and 64 (Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements), Amendment of FASB Statement No. 13 (Accounting for Leases), and Technical Corrections. SFAS 145 eliminated an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. This statement is effective for all financial statements issued on or after May 15, 2002.
Continued

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

               Recent Accounting Pronouncements-continued

               In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for cost associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. This statement is effective for exit or disposal activities initiated after December 31, 2002.

               In October 2002, the FASB issued SFAS 147, Acquisitions of Certain Financial Institutions-an amendment of FASB No. 72 and 144 and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. This statement is effective for acquisitions occurring after October 1, 2002.

               In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.

               The effects of these statements are not expected to have a material effect on the consolidated financial statements.

               Advertising Costs

               Advertising and marketing costs are recorded as expenses in the year in which they are incurred. Advertising and marketing costs charged to operations during 2002 and 2001 were $235,188 and $181,593, respectively.





Continued

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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


               Core Deposits

               During 1999, the Company acquired certain assets and liabilities of three Union Planters, N.A. branches in Natchez and Vicksburg, Mississippi, which were accounted for as a purchase. The Bank paid a premium for the depositor relationship of $1,614,210. This premium is included in other assets and is being amortized over 15 years which is the estimated life of the customer base.


NOTE B.        INVESTMENT SECURITIES

               The amortized cost and approximate market value of investment securities classified as held-to-maturity at December 31, 2002, are summarized as follows:

                                                                           Gross           Gross         Approximate
                                                       Amortized        Unrealized      Unrealized         Market
                                                         Cost              Gains          Losses            Value
                                                   ----------------    ------------   -------------    ---------------

               Obligations of state and
                  political subdivisions           $     33,147,883    $  1,160,272   $      (2,983)   $    34,305,172
                                                   ================    ============   ==============   ===============

Continued

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE B.        INVESTMENT SECURITIES-CONTINUED

               The amortized cost and approximate market value of investment securities classified as available-for-sale at December 31, 2002, are summarized as follows:

                                                                           Gross           Gross         Approximate
                                                       Amortized        Unrealized      Unrealized         Market
                                                         Cost              Gains          Losses            Value
                                                   ----------------    ------------   -------------    ---------------

               Obligations of other U.S.
                  government agencies
                  and corporations                 $     53,264,948   $ 2,074,459     $          -     $    55,339,407
               Corporate securities                       5,078,192       148,339                -           5,226,531
                                                   ----------------    -------------  -------------    ---------------

                                                   $     58,343,140   $ 2,222,798     $          -     $    60,565,938
                                                   ================   ===========     =============    ===============



               The amortized cost and approximate market value of investment securities classified as held-to-maturity at December 31, 2001, are summarized as follows:

                                                                           Gross           Gross         Approximate
                                                       Amortized        Unrealized      Unrealized         Market
                                                         Cost              Gains          Losses            Value
                                                   ----------------    -------------  -------------    ---------------

               Obligations of state and
                  political subdivisions           $     27,967,610    $     233,456  $    (333,391)   $    27,867,675
                                                   ================    =============  ==============   ===============


               The amortized cost and approximate market value of investment securities classified as available-for-sale at December 31, 2001, are summarized as follows:

                                                                           Gross           Gross         Approximate
                                                       Amortized        Unrealized      Unrealized         Market
                                                         Cost              Gains          Losses            Value
                                                   ----------------    -------------  -------------    ---------------

               Obligations of other U.S.
                  government agencies
                  and corporations                 $     42,330,355     $ 1,144,737    $  (50,527)     $    43,424,565
               Privately issued collateralized
                  mortgage obligations                    6,137,974           2,576       (95,840)           6,044,710
               Corporate securities                       5,122,544          85,041       (10,985)           5,196,600
                                                   ----------------     -------------  ------------    ---------------

                                                   $     53,590,873     $ 1,232,354    $ (157,352)     $    54,665,875
                                                   ================     ============   ============    ===============

Continued

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE B.        INVESTMENT SECURITIES - CONTINUED

               In 2001, debt securities with an amortized cost of $50,648,250 were transferred from held-to-maturity to available-for-sale because of the reclassification opportunity allowed for in SFAS
               133. The securities had an unrealized gain of $653,280.

               Equity securities include the Bank's investment in the Federal Home Loan Bank, the Federal Reserve Bank, First National Bankers Bank and ECD Investments, LLC. The Bank acquired $81,300 and $809,300 of additional stock in the Federal Home Loan Bank, no additional stock in the Federal Reserve Bank or First National Bankers Bank and $100,000 and $0 in ECD Investments, LLC during 2002 and 2001, respectively. The Bank did not redeem any stock in the Federal Home Loan Bank during 2002 or 2001. The stocks are considered restricted stock as only banks, which are members of these organizations, may acquire or redeem them. The stock is redeemable at its face value; therefore, there are no gross unrealized gains or losses associated with these investments.

               Equity securities also reflect an investment in Sumx Inc. Britton & Koontz Capital Corporation invested $1 million during 1998 and $250,000 during 2001 in this electronic banking development and marketing company. This investment reflects an approximate 36.62% preferred interest in the voting stock of Sumx Inc. This investment is carried at equity, which is the cost of the investment adjusted for the Company's proportionate share of the investee's earnings or losses.

               Sumx Inc. incurred net losses of $505,737 and $644,357 during 2002 and 2001, respectively. The Company's proportionate share of these losses was $185,201 and $235,964, respectively and are reflected in other income. During 2002, the investment was deemed worthless. The advances and investment were written off and are reflected in other income.

               The President and CEO and the Vice President of Britton & Koontz Capital Corporation serve as two of the three members of the Board of Directors of Sumx Inc. In addition, the Vice President of Britton & Koontz Capital Corporation individually owns 19.5% of the voting stock of Sumx Inc. The Company also entered into an agreement with Sumx Inc. whereby this Vice President would devote substantially all of his time to the management of Sumx Inc. for an annual fee of $90,000.

               Investment securities carried at approximately $54,059,000 (approximate market value $56,236,000) at December 31, 2002, and approximately $57,163,000 (approximate market value $58,046,000) at December 31, 2001, were pledged to collateralize public deposits and for other purposes as required or permitted by law or agreement.


Continued

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE B.        INVESTMENT SECURITIES - CONTINUED

               The amortized cost and approximate market value of investment debt securities at December 31, 2002, by contractual maturity (including mortgage-backed securities), are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                               Securities held-to-maturity
                                                                  ----------------------------------------------------
                                                                     Weighted                          Approximate
                                                                      Average         Amortized            Market
                                                                       Yield            Cost                Value
                                                                ----------------   ---------------     ---------------

               Due in one year or less                                     -       $             -     $             -
               Due after one year through five years                 7.0446%               600,472             650,923
               Due after five years through ten years                6.8593%             3,461,145           3,726,960
               Due after ten years                                   6.7676%            29,086,266          29,927,289
                                                                                   ---------------     ---------------

                                                                                   $    33,147,883     $    34,305,172
                                                                                   ===============     ===============


                                                                            Securities available-for-sale
                                                                ------------------------------------------------------
                                                                     Weighted                            Approximate
                                                                      Average         Amortized            Market
                                                                      Yield             Cost                Value
                                                                ----------------   ---------------     ---------------

               Due in one year or less                               5.5916%       $     1,378,842     $     1,411,386
               Due after one year through five years                 4.7295%            15,217,479          15,380,641
               Due after five years through ten years                4.9657%            11,268,855          11,520,865
               Due after ten years                                   6.7341%            30,477,964          32,253,046
                                                                                   ---------------     ---------------

                                                                                   $    58,343,140     $    60,565,938
                                                                                   ===============     ===============

               The Company had total unrealized holding gains on securities, net of deferred taxes, classified as available-for-sale of $1,301,971 and $1,325,481 in 2002 and 2001, respectively. Upon disposition of an underlying security, the Company reclassified $154,175 and $129,287 in 2002 and 2001, respectively, of these gains from other comprehensive income to a realized gain included in net income.






Continued






              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE C.        LOANS

               The Bank's loan portfolio (rounded to the nearest thousand) at December 31, 2002 and 2001, consists of the following:

                                                                                       2002                 2001
                                                                                 ----------------    -----------------
               Commercial, financial and agricultural                            $     32,826,000    $      35,886,000
               Real estate-construction                                                 6,857,000            9,890,000
               Real estate-mortgage                                                   128,900,000          121,296,000
               Installment                                                             16,054,000           17,962,000
               Overdrafts                                                                 169,000              117,000
                                                                                 ----------------    -----------------

                  Total loans                                                    $    184,806,000    $     185,151,000
                                                                                 ================    =================

               Loans on which accrual of interest has been discontinued or reduced amount to approximately $2,066,000 and $1,285,000 at December 31, 2002 and 2001, respectively. If interest on such loans had been accrued, the income would have approximated $141,000 and $167,000 in 2002 and 2001, respectively. At December 31, 2002 and 2001, respectively, the recorded investment in loans that were considered to be impaired was approximately $990,000 and $390,000, primarily all of which were on a nonaccrual basis. The portion of the allowance for loan losses attributed to impaired loans was not material. The average recorded investment in impaired loans for the year ended December 31, 2002 and 2001, was approximately $372,000 and $139,000, respectively. No material amount of cash basis interest income was recognized on impaired loans for the years then ended. Loans which are contractually 90 days or more past due as of December 31, 2002 and 2001, were approximately $253,000 and $1,510,000, respectively.

               In the ordinary course of business, the Bank makes loans to its executive officers, principal stockholders, directors and to companies in which these borrowers are principal owners. Loans outstanding to such borrowers (including companies in which they are principal owners) amounted to $2,989,191 and $3,407,502 at December 31, 2002 and 2001, respectively. These loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features.








Continued






              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE C.        LOANS-CONTINUED

               Changes in these loans are as follows:
                                                                                       2002                 2001
                                                                                 ----------------    -----------------

               Balance at January 1                                              $      3,407,502    $       2,616,613
               New loans                                                                2,597,447            2,842,375
               Repayments                                                              (3,015,758)          (2,051,486)
                                                                                 -----------------   ------------------

               Balance at December 31                                            $      2,989,191    $       3,407,502
                                                                                 ================    =================





NOTE D.        ALLOWANCE FOR LOAN LOSSES

               Changes in the allowance for loan losses are as follows:

                                                                                           2002              2001
                                                                                     --------------     --------------

               Balance at January 1                                                  $    2,108,247     $    1,883,561
                                                                                     --------------     --------------

                  Credits charged off:
                     Commercial, financial and agricultural                                (555,005)           (96,761)
                     Real estate - mortgage                                                (389,736)           (22,150)
                     Installment loans                                                     (206,635)          (278,087)
                                                                                     ---------------    ---------------
                         Total charge-offs                                               (1,151,376)          (396,998)
                  Recoveries:
                     Commercial, financial and agricultural                                  48,716              6,885
                     Real estate - mortgage                                                  66,760             70,784
                     Installment loans                                                       31,981             19,015
                                                                                     --------------     --------------
                         Total recoveries                                                   147,457             96,684
                                                                                     --------------     --------------
                  Net credits charged off                                                (1,003,919)          (300,314)
                                                                                     ---------------    --------------

                  Provision for loan losses                                               1,025,000            525,000
                                                                                     --------------     --------------

               Balance at December 31                                                $    2,129,328     $    2,108,247
                                                                                     ==============     ==============

NOTE E.        LOAN SERVICING

               Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans were approximately $5,147,000 and $7,659,000 in 2002 and 2001, respectively.



Continued






              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE F.        BANK PREMISES AND EQUIPMENT

               A summary of Bank premises and equipment is as follows:

                                                                                           2002              2001
                                                                                     --------------     --------------

               Land                                                                  $    1,257,747     $    1,257,747
               Buildings                                                                  5,992,937          5,673,606
               Furniture and equipment                                                    5,392,009          5,150,784
               Leasehold improvements                                                       106,401            102,251
                                                                                     --------------     --------------
                                                                                         12,749,094         12,184,388
               Less accumulated depreciation                                              5,726,119          5,013,434
                                                                                     --------------     --------------

               Bank premises and equipment, net                                      $    7,022,975     $    7,170,954
                                                                                     ==============     ==============

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

NOTE H.        DEPOSITS

               Maturities of certificates of deposit of $100,000 or more outstanding at December 31, 2002 and 2001, are summarized as follows:

                                                                                        2002                2001
                                                                                   ---------------     ---------------

               Time remaining until maturity:
                  Three months or less                                             $    18,610,257     $    22,743,964
                  Over three through six months                                         13,298,039          11,649,111
                  Over six through twelve months                                         6,340,736           5,969,317
                  Over twelve months                                                    16,130,975           7,227,437
                                                                                   ---------------     ---------------

                                                                                   $    54,380,007     $    47,589,829
                                                                                   ===============     ===============







Continued

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE H.        DEPOSITS - CONTINUED

               Approximate scheduled maturities of certificates of deposits for each of the next five years are:

                                    2003                      $    77,960,665
                                    2004                           37,094,304
                                    2005                            4,811,295
                                    2006                            1,864,267
                                    2007                            2,508,368
                                    Thereafter                         31,912
                                                              ---------------
                                                                 $   124,270,811
                                                              ===============



               Deposits at December 31, 2002 and 2001, consisted of the following:

                                                                                       2002                 2001
                                                                                 ----------------    -----------------

               Non-interest bearing demand deposits                              $     33,843,654    $      33,165,781
               NOW accounts                                                            31,734,722           29,375,838
               Money market deposit accounts                                           26,817,953           18,352,807
               Savings accounts                                                        16,344,898           18,108,845
               Certificates of deposit                                                124,270,811          118,676,585
                                                                                 ----------------    -----------------

                                                                                 $    233,012,038    $     217,679,856
                                                                                 ================    =================

NOTE I.        FEDERAL HOME LOAN BANK ADVANCES

               During 2002 and 2001, the Bank received advances from and remitted payments to the Federal Home Loan Bank. These advances are collateralized by a portion of the Bank's one-to-four family residential mortgage portfolio and certain secured commercial loans in accordance with the Advance Security and Collateral Agreement with the Federal Home Loan Bank. The 2002 advances consist of:

                  Seven fixed-rate term loans with the Federal Home Loan Bank. The loans range from $2,380,000 to $8,000,000, totaling $33,000,000, with interest rates ranging from 4.729% to 5.348%. These loans mature from May 10, 2004 to January 2, 2007.

                  Two amortizable fixed-rate loans with the Federal Home Loan Bank. The loans total $8,315,484 with interest rates ranging from 3.967% to 4.177%. These loans mature on February 27, 2003 and May 12, 2003.


Continued

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE I.        FEDERAL HOME LOAN BANK ADVANCES-CONTINUED

               The 2001 advances consist of:

                  Eight fixed-rate term loans with the Federal Home Loan Bank. The loans range from $2,380,000 to $8,000,000, totaling $37,000,000, with interest rates ranging from 4.729% to 5.348%. These loans mature from February 27, 2002 to December 19, 2005.

                  Two amortizable fixed-rate loans with the Federal Home Loan Bank. The loans are for $5,000,000 each with interest rates ranging from 3.967% to 4.177%. These loans mature on January 2, 2007.

               Annual maturities for the next five years as of December 31, 2002 are as follows:

                                        2003     $ 12,566,173
                                        2004        9,629,945
                                        2005       10,696,315
                                        2006        6,765,390
                                        2007        1,657,661

NOTE J.        EMPLOYEE BENEFIT PLANS

               The Bank has an employee stock ownership plan which is designed to invest primarily in employer stock. Essentially, all employees of the Bank with one year of service and of age twenty-one are covered under this plan, and are fully vested in their benefits after seven years of service. Employer contributions are determined by the Board of Directors each year and are allocated among participants on the basis of their total annual compensation. Dividends on the Company stock owned by the plan are recorded as a reduction of retained earnings. Operating expenses include contributions to the plan of $78,720 and $49,550 in 2002 and 2001, respectively. This plan owned 241,970 and 241,970 allocated shares of Britton & Koontz Capital Corporation stock, as of December 31, 2002 and 2001, at an overall cost to the plan of $6.27 and $6.24 per share, respectively.

               Employees with one year of service and of age twenty-one are eligible to participate in a 401(k) plan established by the Bank effective January 1, 1997. Under this plan, employees may contribute up to 12% of their yearly salary, not to exceed $12,000 (as adjusted for cost of living). These contributions are immediately 100% vested. Employer contributions are vested 20% after three years of service and an additional 20% for each additional year of service, fully vesting after seven years of service. Employer contributions to the plan are made at the discretion of the Board of Directors and aggregated $157,439 and $162,486 for the years ended December 31, 2002 and 2001, respectively.
Continued

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE J.        EMPLOYEE BENEFIT PLANS - CONTINUED

               During 1996, the Company adopted a long-term incentive plan in which all employees of the Company and its subsidiaries are eligible to participate. The plan provides for discretionary grants of various incentives including stock options; shares of common stock subject to restrictions on transfer, forfeitability provisions or other limitations; and shares of common stock, the issuance and delivery of which may be subject to the attainment of specified performance objectives. A maximum of 160,000 shares of common stock is available for grant under the plan, subject to adjustment on account of stock dividends or stock splits, recapitalizations, mergers, consolidations or other corporate reorganizations. The plan is administered by a committee of at least two non-employee directors appointed by the full Board of Directors. Since adoption, the Company has granted options to purchase a total of 97,124 shares. All options expire 10 years from the date of grant. Options to acquire 23,806 and 21,567 shares were exercisable as of December 31, 2002 and 2001, respectively. The summary of stock option activity is shown below:

                                                                        Weighted
                                               Options                Average
                                             Outstanding          Exercise Price
                                        -------------------    -----------------

               December 31, 2000                  49,763            $    15.54
               Options granted                    20,000            $    14.50
               Options exercised                  (7,521)           $     6.93
               Options forfeited                  (4,533)           $     7.76
                                              ----------

               December 31, 2001                  57,709            $    16.91
               Options granted                         -            $        -
               Options exercised                  (4,032)           $    11.39
               Options forfeited                       -            $        -
                                              ----------

               December 31, 2002                  53,677            $    17.33
                                              ==========            ==========

               The following table summarizes information about stock options outstanding at December 31, 2002:


               Exercise Price   Options Outstanding   Remaining Contractual Life

                 $  19.94             30,000                   4.9 years
                 $  11.39              3,677                   6.3 years
                 $  14.50             20,000                   8.5 years


Continued

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE J.        EMPLOYEE BENEFIT PLANS - CONTINUED

               During 1997, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which requires companies to estimate the fair value for stock options on date of grant. Under SFAS No. 123, the Company is required to record the estimated fair value of stock options issued as compensation expense in its income statements over the related service periods or, alternatively, continue to apply accounting methodologies as prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and disclose the pro forma effects of the estimated fair value of stock options issued in the accompanying footnotes to its financial statements. The determination of fair value is only required for stock options issued beginning in 1996. In adopting SFAS No. 123, the Company decided to continue to follow the accounting methodologies as prescribed by APB Opinion No. 25.

               The pro forma effects of the total compensation expense that would have been recognized under SFAS No. 123 are as follows:

                                                                                       2002                  2001
                                                                                 ---------------        --------------

               Net income, as reported                                           $     1,239,912        $    3,247,782
               Pro forma net income                                              $     1,209,112        $    3,218,823
               Basic earnings per share, as reported                             $           .59        $         1.54
               Pro forma basic earnings per share                                $           .57        $         1.53
               Diluted earnings per share, as reported                           $           .59        $         1.54
               Pro forma diluted earnings per share                              $           .57        $         1.53



               During 1994, the Bank entered into a nonqualified salary continuation plan with its executive officers. These officers will be entitled to agreed-upon benefits which will begin vesting when each participant reaches the age of fifty-five. The vested percentage will increase annually through the age of sixty-five when the officers will be fully vested. Payment of any benefits is contingent upon the officers' continued employment with the Bank through the age of fifty-five. The projected benefit to each officer at age sixty-five is allocated through a present value calculation to each year from inception of the plan through age sixty-five. The Plan also includes a change of control benefit for these officers. If any or all of the covered executives are terminated from employment within 36 months of a sale or acquisition of the Bank, the executive(s) may elect from the acquirer to receive fully vested income benefits as stated above, or to receive an agreed-upon lump-sum distribution, which would total $640,000 if all covered executives selected this option. The financial statements for the years ended December 31, 2002 and 2001, respectively, include $42,048 and $39,067 of expense related to this plan.


Continued

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE J.        EMPLOYEE BENEFIT PLANS - CONTINUED


               In addition to other benefits, the Company provides medical insurance to its employees and makes medical insurance available to its employees' families. The Company self-insures up to $25,000 per person per year with a total annual maximum based on the number of covered employees ($539,738 and $329,028 at December 31, 2002 and 2001, respectively). Claims exceeding these annual limits are covered by traditional insurance contracts.

NOTE K.        LEASES

               The Bank assumed an operating lease during 2000 for a branch office. This facility is leased under a 10 year operating lease expiring in 2006 with a renewal option for an additional 5 years. During 1999, the Bank also entered into an operating lease for a branch office. This facility is leased under a 3 year operating lease expiring in 2005 with a renewal option for an additional 3 years. All leases are of the normal operating type and generally short-term in nature and not susceptible to capitalization for financial accounting reporting purposes. Rent expense charged to income was $78,508 and $70,645 in 2002 and 2001, respectively.

               Future obligations for these leases at December 31, 2002 are as follows:

                                    2003                         $      69,525
                                    2004                                69,525
                                    2005                                69,525
                                    2006                                69,525

NOTE L.        INCOME TAX PROVISION

               The provision for income taxes included in the consolidated statements of income is as follows:

                                           2002              2001
                                      --------------     --------------
               Current                 $   823,425        $  1,601,287
               Deferred                    165,025            (148,331)
                                      --------------     --------------
                                       $   988,450        $  1,452,956
                                      ==============     ==============

               Accrued income taxes receivable of $457,847 in 2002 and $0 in 2001 are included in other assets.



Continued

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE L.        INCOME TAX PROVISION-CONTINUED

               Net deferred tax liabilities of $1,281,633 in 2002 and $537,508 in 2001, are included in accrued taxes and other liabilities.
               Amounts comprising deferred tax assets and liabilities are as follows:

                                                                                           2002              2001
                                                                                     --------------     --------------
               Deferred tax liability:
                  Unrealized gain on available-for-sale securities                   $      734,354     $      398,427
                  Insurance                                                                  98,020             82,979
                  Other                                                                     108,070                  -
                  Unrealized gain on derivatives                                            148,421                  -
                  Depreciation                                                              755,815            687,429
                  Federal Home Loan Bank dividends                                          250,916            220,093
                  Purchase accounting adjustment amortization                                     -              7,479
                  Accrual to cash conversion                                                 16,265             32,532
                                                                                     --------------     --------------
               Total gross deferred tax liability                                    $    2,111,861     $    1,428,939
                                                                                     ==============     ==============


               Deferred tax asset:
                  Provision for loan losses                                          $      504,438     $      357,538
                  Other repossessed assets                                                    3,960                  -
                  Deferred compensation                                                      99,593             83,909
                  Investee losses                                                                 -            257,807
                  Purchase accounting adjustment amortization                                   323                  -
                  Other real estate                                                         170,162             74,693
                  Net operating loss                                                              -             65,732
                  Acquisition expenses                                                       51,752             51,752
                                                                                     --------------     --------------
               Total gross deferred tax asset, net
                  of valuation allowance of $-0-                                     $      830,228     $      891,431
                                                                                     ==============     ==============





Continued

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE L.        INCOME TAX PROVISION - CONTINUED

               The temporary differences resulting in deferred income taxes and the tax effect of each are as follows:

                                                                                           2002              2001
                                                                                     --------------     --------------

               Discount accretion                                                    $            -     $       (5,392)
               Depreciation                                                                  68,386             13,387
               Federal Home Loan Bank dividends                                              30,823             30,624
               Provision for loan losses                                                   (146,900)          (195,825)
               Amortization of purchase accounting adjustments                               (7,802)            (5,285)
               Insurance                                                                     15,041             13,616
               Deferred compensation                                                        (15,684)           (14,572)
               Self-insured medical plan                                                          -             (9,681)
               Unrealized gain or loss on available-for-sale securities                     335,927            442,054
               Other                                                                        108,070                  -
               Investee losses                                                              257,807            (88,014)
               Accrual to cash conversion                                                   (16,267)            32,532
               Other real estate                                                            (95,469)             1,914
               Net operating loss                                                            65,732             78,365
               Other repossessed assets                                                      (3,960)                 -
               Unrealized gain on derivatives                                               148,421                  -
                                                                                     --------------     --------------
                                                                                     $      744,125     $      293,723
                                                                                     ==============     ==============

               The provision for federal income taxes differs from that computed by applying the federal statutory rate of 34% in 2002 and 2001, as indicated in the following analysis:

                                                                                           2002              2001
                                                                                     --------------     --------------

               Tax based on statutory rate                                           $      757,643     $    1,598,251
               State taxes                                                                   40,543            158,786
               Effect of tax-exempt income                                                 (500,693)          (231,600)
               Capital losses on investment                                                 425,000                  -
               Other                                                                        265,957            (72,481)
                                                                                     --------------     --------------
                                                                                     $      988,450     $    1,452,956
                                                                                     ==============     ==============

               The income tax provision includes approximately $57,000 and $48,000 in 2002 and 2001, respectively resulting from securities transactions.




Continued

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE M.        SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

               At December 31, 2002 and 2001, the Bank had sold various investment securities with an agreement to repurchase these securities at various times within one year. The underlying securities are U.S. Government obligations and obligations of other U.S. Government agencies and corporations. These securities generally remain under the Bank's control and are included in investment securities. The related liability to repurchase these securities is included in securities sold under repurchase agreements. These securities have coupon rates ranging from 6.00% to 7.00% and maturity dates ranging from 2009 to 2028. The maximum amount of outstanding agreements at any month-end was $2,260,000 and $3,098,017 during 2002 and 2001, respectively. The monthly average amount of outstanding agreements was $2,098,899 and $2,911,085 during 2002 and 2001, respectively. At December 31, 2002, the securities underlying the repurchase agreements had an approximate amortized cost of $3,319,000 and an approximate market value of $3,472,000.

NOTE N.        REGULATORY MATTERS

               The primary source of revenue of Britton & Koontz Capital Corporation is dividends from its subsidiary, Britton & Koontz First National Bank. On December 21, 2002, approximately $4,232,851 was available for future distribution by the Bank as dividends without prior approval of the banking regulatory agencies. However, such distribution would be subject to the requirements described in the following paragraphs.

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

Continued

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE N.        REGULATORY MATTERS - CONTINUED

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

               Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk based capital and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

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

               The Bank's actual capital amounts and ratios are also presented in the table.

                                                                     To Be Adequately               To Be Well
                                             Actual                     Capitalized                 Capitalized
                                 ----------------------------   -------------------------    -------------------------
                                     Amount          Ratio         Amount         Ratio        Amount         Ratio
                                 --------------   -----------   -----------   -----------    -----------   -----------
                                                                 (amounts in thousands)

As of December 31, 2002
-----------------------
Total Capital (to Risk-
    Weighted Assets)                $    27,314      14.15%      $  15,443        8.00%       $  19,303      10.00%
Tier I Capital (to Risk-
    Weighted Assets)                $    25,185      13.04%      $   7,725        4.00%       $  11,588       6.00%
Tier I Capital (to Average
    Assets)                         $    25,185       8.34%      $  12,079        4.00%       $  15,099       5.00%




Continued

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE N.        REGULATORY MATTERS - CONTINUED

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



NOTE O.        COMMITMENTS AND CONTINGENCIES

               The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and commercial letters of credit, which are not included in the accompanying consolidated financial statements.

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

               Commercial letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk and collateralization policy involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.









Continued

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE O.        COMMITMENTS AND CONTINGENCIES-CONTINUED

               The Bank's maximum exposure to credit loss is represented by the contractual amount of the commitments to extend credit and letters of credit as follows:

                                                   2002                2001
                                             ---------------     ---------------

               Commitments to extend credit   $  34,499,574       $  37,531,926
                                             ===============     ===============

               Commercial letters of credit   $   1,459,963       $   1,371,568
                                             ===============     ===============

               The Bank is required to maintain average reserves at the Federal Reserve Bank. This requirement approximated $1,118,000 at December 31, 2002. The Bank is in compliance with this requirement.

               At December 31, 2002, the Bank had committed to sell approximately $4,393,000 of loans originated near year-end. These loans are classified as loans held-for-sale and are carried at the lower of cost or market. Due to the short period from origination, the cost and market value of these loans are approximately the same.

               Britton & Koontz Capital Corporation and its wholly owned subsidiaries, Britton & Koontz First National Bank and B & K Title Insurance Agency, Inc., are involved in certain litigation incurred in the normal course of business. In the opinion of management and legal counsel, liabilities arising from such claims, if any, would not have a material effect upon the Company's consolidated financial statements.

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

NOTE Q.        DIVIDENDS

               Britton & Koontz Capital Corporation's subsidiary, Britton & Koontz First National Bank, paid dividends to the Capital Corporation amounting to $1,500,000, $1,550,000 and $1,550,000 for the years 2002, 2001, and 2000, respectively.


Continued

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE R.        INTEREST RATE RISK MANAGEMENT

               During 2002, the Bank entered into an off-balance sheet interest rate swap agreement to reduce its interest-rate risk and to decrease its costs of funds for special deposit promotions. Under the terms of this agreement, the Bank receives a fixed rate and is obligated to pay a floating rate based on one month LIBOR plus 3 basis points calculated on a contractual notional amount of $5,000,000 at December 31, 2002. The original term is for five years expiring in May 2007. The fixed payment rate was 7.635% during 2002. The average variable-payment rate was 4.75% at December 31, 2002. The collateral at December 31, 2002 is a Federal Home Loan Mortgage investment. The carrying amount of the swap has been adjusted to its fair value at year-end and is included in other assets. The swap is assumed to be completely effective, and accordingly, is reported as other comprehensive income.

               During 2000, the Bank entered into an off-balance-sheet interest-rate cap agreement to reduce the potential impact of increases in interest rates on floating-rate liabilities. The agreement entitles the Bank to receive from counterparties on a quarterly basis the amounts, if any, by which the three-month LIBOR exceeds 7.0% computed on a $20 million notional amount. This interest rate cap expired on August 22, 2002. At December 31, 2002, the original cost of the cap of $94,000 had been fully amortized into interest expense.

NOTE S.        FAIR VALUE OF FINANCIAL INSTRUMENTS

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

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE S.        FAIR VALUE OF FINANCIAL INSTRUMENTS-CONTINUED

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

               Loans, Net and Loans Held-For-Sale

               For variable-rate loans which are repricing immediately, fair values are based on carrying values. Other variable-rate loans, fixed-rate commercial loans, installment loans, and mortgage loans are valued using discounted cash flows. The discount rates used to determine the present value of these loans are based on interest rates currently being charged by the Bank on loans with comparable credit risk and terms.

               Deposits

               The fair values of demand deposits are equal to the carrying value of such deposits. Demand deposits include non-interest bearing demand deposits, savings accounts, NOW accounts, and money market demand accounts. Discounted cash flows have been used to value fixed rate term deposits. The discount rate used is based on interest rates currently being offered by the Bank on deposits with comparable amounts and terms.

               Federal Home Loan Bank Advances

               These advances were valued using discounted cash flows. The discount rate used to determine the present value of these advances was based on interest rates currently being charged to the Bank.
Continued

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE S.        FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

               Securities Sold Under Repurchase Agreements

               The fair value of these items approximates their carrying values.

               Off-Balance Sheet Instruments

               Loan commitments are negotiated at current market rates and are relatively short-term in nature. Therefore, the estimated value of loan commitments approximates the face amount. Fair values for interest rate swaps and caps are based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

               The estimated fair values of the Company's financial instruments, rounded to the nearest thousand, are as follows:


                                                                                                 2002
                                                                                 -------------------------------------
                                                                                     Carrying               Fair
                                                                                      Amount                Value
                                                                                 ----------------    -----------------

               Financial assets:
                  Cash and due from banks                                        $     11,477,000    $      11,477,000
                  Federal funds sold                                             $      3,560,000    $       3,560,000
                  Investment securities:
                     Held-to-maturity                                            $     33,148,000    $      34,305,000
                     Available-for-sale                                          $     60,566,000    $      60,566,000
                     Equity securities                                           $      3,345,000    $       3,345,000
                  Cash surrender value of life insurance                         $        901,000    $         901,000
                  Loans, net                                                     $    182,662,000    $     188,996,000

               Financial liabilities:
                  Deposits                                                       $    233,012,000    $     234,961,000
                  Federal Home Loan Bank advances                                $     41,315,000    $      43,060,000
                  Securities sold under repurchase agreements                    $      2,142,000    $       2,142,000

                                                                                       Face                 Fair
                                                                                      Amount                Value
                                                                                 ----------------    -----------------

               Other:
                  Commitments to extend credit                                   $     34,500,000    $      34,500,000
                  Commercial letters of credit                                   $      1,460,000    $       1,460,000
                  Interest rate swap                                             $        397,000    $         397,000
Continued







              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE S.        FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

                                                                                                 2001
                                                                                 -------------------------------------
                                                                                     Carrying               Fair
                                                                                      Amount                Value
                                                                                 ----------------    -----------------

               Financial assets:
                  Cash and due from banks                                        $     14,559,000    $      14,559,000
                  Federal funds sold                                             $      1,050,000    $       1,050,000
                  Investment securities:
                     Held-to-maturity                                            $     27,968,000    $      27,868,000
                     Available-for-sale                                          $     54,666,000    $      54,666,000
                     Equity securities                                           $      3,723,000    $       3,723,000
                  Cash surrender value of life insurance                         $        856,000    $         856,000
                  Loans, net                                                     $    183,019,000    $     186,348,000

               Financial liabilities:
                  Deposits                                                       $    217,680,000    $     219,245,000
                  Federal Home Loan Bank advances                                $     47,000,000    $      47,000,000
                  Securities sold under repurchase agreements                    $      3,098,000    $       3,098,000

                                                                                       Face                 Fair
                                                                                      Amount                Value
                                                                                 ----------------    -----------------

               Other:
                  Commitments to extend credit                                   $     37,532,000    $      37,532,000
                  Commercial letters of credit                                   $      1,372,000    $       1,372,000





Continued

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2002 AND 2001




NOTE T.        SUMMARIZED FINANCIAL INFORMATION OF BRITTON & KOONTZ CAPITAL CORPORATION

               Summarized  financial  information  of  Britton & Koontz  Capital
               Corporation, parent company only, is as follows:

                        STATEMENTS OF FINANCIAL CONDITION

                                                                                            December 31,
                                                                                       2002                 2001
                                                                                 ----------------    ----------------
               ASSETS:
                  Cash                                                           $        635,374    $        836,876
                  Investments in:
                     Britton & Koontz First National Bank                              28,126,549          26,115,147
                     B & K Title Insurance Agency, Inc.                                    44,111              20,338
                     Sumx Inc.                                                                  -             558,826
                  Loans                                                                         -              59,645
                  Premise and equipment, net                                              189,603             195,296
                  Cash surrender value of life insurance                                  112,762             108,926
                  Other assets                                                            221,075             396,086
                                                                                 ----------------    ----------------

               TOTAL ASSETS                                                      $     29,329,474    $     28,291,140
                                                                                 ================    ================

               STOCKHOLDERS' EQUITY                                              $     29,329,474    $     28,291,140
                                                                                 ================    ================





Continued






              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE T.        SUMMARIZED FINANCIAL INFORMATION OF BRITTON & KOONTZ CAPITAL CORPORATION - CONTINUED

                              STATEMENTS OF INCOME

                                                                                      Years Ended December 31,
                                                                                       2002                 2001
                                                                                 ----------------    ----------------
               REVENUE:
                  Dividends received:
                     Britton & Koontz First National Bank                        $      1,500,000    $      1,550,000
                  Interest and other income earned                                          8,571              12,573
                                                                                 ----------------    ----------------
                                                                                        1,508,571           1,562,573

               EXPENSES                                                                   661,076              54,608
                                                                                 ----------------    ----------------
                                                                                          847,495           1,507,965

               INCOME TAX BENEFIT                                                          22,573             (88,014)
                                                                                 ----------------    -----------------
                                                                                          824,922           1,595,979

               EQUITY IN UNDISTRIBUTED
                  EARNINGS (LOSSES):
                     Britton & Koontz First National Bank                                 950,043           1,869,929
                     Sumx Inc.                                                           (558,826)           (235,964)
                     B & K Title Insurance Agency, Inc.                                    23,773              17,838
                                                                                 ----------------    ----------------

                            NET INCOME                                           $      1,239,912    $      3,247,782
                                                                                 ================    ================



Continued

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE T.        SUMMARIZED FINANCIAL INFORMATION OF BRITTON & KOONTZ
               CAPITAL CORPORATION - CONTINUED

                            STATEMENTS OF CASH FLOWS

                                                                                   Years Ended December 31,
                                                                                       2002                 2001
                                                                                   --------------    ----------------

               CASH FLOWS FROM OPERATING ACTIVITIES:
                  Net income                                                       $    1,239,912    $      3,247,782
                  Adjustments to reconcile net income to net
                     cash provided by operating activities:
                         Deferred taxes                                                   257,807                   -
                         Write off of advances to affiliate                               586,781                   -
                         Provision for depreciation                                         5,693               5,124
                        Equity on undistributed earnings
                            and losses of affiliates                                     (414,990)         (1,651,803)
                  Increase in cash surrender value of life insurance                       (3,836)            (11,556)
                  Increase in other assets                                               (218,868)           (224,091)
                                                                                   ---------------   ----------------
                            Net cash provided by operating activities                   1,452,499           1,365,456
                                                                                   ---------------   ----------------

               CASH FLOWS FROM INVESTING ACTIVITIES:
                  Investment in B & K Title Insurance Agency, Inc.                              -              (2,500)
                  Advances to affiliate                                                  (410,151)            (59,645)
                  Repayment of advances by affiliate                                       19,087                   -
                                                                                   --------------    ----------------
                            Net cash used in investing activities                        (391,064)            (62,145)
                                                                                   ---------------   ----------------

               CASH FLOWS FROM FINANCING ACTIVITIES:
                  Cash dividends paid                                                  (1,308,862)         (1,286,524)
                  Cash received from stock options exercised                               45,925              52,121
                                                                                   ---------------   ----------------
                            Net cash used in financing activities                      (1,262,937)         (1,234,403)
                                                                                   ---------------   -----------------

               NET INCREASE (DECREASE) IN CASH                                           (201,502)             68,908

               CASH AT BEGINNING OF YEAR                                                  836,876             767,968
                                                                                   ---------------   ----------------

               CASH AT END OF YEAR                                                 $      635,374    $        836,876
                                                                                   ===============   ================








Continued

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE T. SUMMARIZED FINANCIAL INFORMATION OF BRITTON & KOONTZ CAPITAL CORPORATION - CONTINUED

                      STATEMENTS OF CASH FLOWS - CONTINUED


               SCHEDULE OF NONCASH INVESTING AND
                  FINANCING ACTIVITIES:
                     Change in unrealized (gains) losses on securities
                         available-for-sale, net of deferred income taxes          $     (811,869)   $        754,140
                                                                                   ===============   ================

                     Change in unrealized gain on derivative,
                         net of deferred income taxes                              $     (249,490)   $              -
                                                                                   ===============   ================



Managements Discussion & Analysis of Financial Condition & Results of Operations

             This discussion presents a review of the major factors that have affected the financial condition of Britton & Koontz Capital Corporation (the "Company") and its subsidiaries, principally Britton & Koontz First National Bank (the "Bank") since year end and compares the operating results for the twelve months ended December 31, 2002, to the same period in 2001.

Financial Condition

             Assets

             Total assets increased 3.2% during 2002 to $308.4 million as compared to 2001, supported by increases in investment securities, while the loan portfolio remained stable. Investment growth was funded primarily from an increase in customer deposits. Deposits increased $15.3 million during 2002 to $233.0 million at December 31, 2002. Most of the increase ($14.7 million) is due to an increase in interest-bearing deposits.

             Interest income from earning assets represents the Company's main source of income. Average earning assets for the period ended December 31, 2002, totaled $280.2 million, a $24.9 million (9.8%) increase compared to December 31, 2001. The increase was due to growth in the investment portfolio (38%), primarily municipal securities. Investment growth was funded with increases in customer deposits along with the reinvestment of proceeds from securities paydowns.

             Investment Securities. Securities primarily consist of mortgage-backed, municipal, corporate and agency securities. Securities that are deemed to be held-to-maturity are accounted for by the amortized cost method while securities in the available-for-sale categories are accounted for at fair value. Management determines the classification of its securities at acquisition. Approximately $51 million of the Company's held-to-maturity (HTM) portfolio was transferred to available-for-sale (AFS) pursuant to the adoption of FAS 133 on January 1, 2001. Total HTM and AFS investment securities increased 13% to $93.7 million from December 31, 2001, to December 31, 2002. Equity securities decreased $559 thousand due to the write-off of the remaining investment in Sumx Inc., a company formed to develop and market internet-based electronic banking to financial institutions. Other equity securities, comprised primarily of Federal Reserve Bank stock of $372 thousand, Federal Home Loan Bank stock of $2.8 million and ECD Investments, LLC membership interests of $100 thousand, increased $181 thousand due to the receipt of a stock dividend from the Federal Home Loan Bank (FHLB) during the year and the purchase of 4 Class A Units representing interests in ECD Investments, LLC, a Mississippi limited liability company established in February 1997 to provide a commercially feasible vehicle through which banks, individuals, companies and other institutions can participate with ECD Investments, LLC in economic and business development activities in economically depressed regions of the country, in this instance, the states of Arkansas, Louisiana and Mississippi.

             The amortized cost of the Bank's investment securities at December 31, 2002, 2001 and 2000, are summarized as follows:



                                                                  Amortized Cost
                                                  -------------------------------------------------
                                                     12/31/02          12/31/01          12/31/00
                                                  -------------------------------------------------
Obligations of other U.S. Government
       Agencies and Corporations                   $ 52,544,082      $ 42,330,355      $ 46,940,954
    Obligations of state and
       Political Subdivisions                        33,147,883        27,967,610         7,385,130
    Privately Issued Collateralized
       Mortgage Obligations                             720,866         6,137,974         6,497,250
       Corporate Securities                           5,078,192         5,122,544                 -
                                                  =============      ============      =============
                                                   $ 91,491,023      $ 81,558,483      $ 60,823,334
                                                  =============      ============      =============

         The amortized cost of investment securities at December 31, 2002, by contractual maturity (including mortgage backed securities) is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax-exempt municipal securities have been computed on a book equivalent basis.

                                                                 Amortized         Weighted
                                                                    Cost         Average Yield
                                                              -------------    ----------------
             Due in one year or less                          $   1,349,613          5.58%
             Due after one year through five years               15,817,952          4.73
             Due after five years through ten years              14,730,000          4.90
             Due after ten years                                 59,593,458          5.72
                                                              -------------    ---------------
                                                              $  91,491,023          5.42%
                                                              =============    ===============

             Loans. Average loans for the twelve month period ended December 31, 2002, were $182.7 million, a decrease of $2.3 million compared to the year ended December 31, 2001. Table 1 presents the Bank's loan portfolio at the end of the last five years.

     TABLE 1: COMPOSITION OF LOAN PORTFOLIO

                                  12/31/02         12/31/01        12/31/00          12/31/99        12/31/98
                              ----------------------------------------------------------------------------------
Commercial, financial and
    agricultural              $   32,826,000   $   35,886,000  $   33,102,000    $   25,730,000   $   25,428,000
Real estate-construction           6,857,000        9,890,000      10,883,000         6,997,000        6,439,000
Real estate-mortgage             128,900,000      121,296,000     123,192,000       118,258,000      100,310,000
Installment                       16,054,000       17,962,000      19,513,000        18,852,000       16,499,000
Other                                169,000          117,000         218,000           236,000          229,000
                              ----------------------------------------------------------------------------------
       Total loans            $  184,806,000   $  185,151,000  $  186,908,000    $  170,073,000   $  148,905,000
                              ==============   ==============  ==============    ==============   ==============

             Accrued interest on approximately $2.1 and $1.3 million of loans at December 31, 2002 and 2001, respectively, was discontinued or reduced throughout those two years because of the write-down of interest on loans moved to non-accrual. If interest on such loans had been accrued, the income would have approximated $141 and $167 thousand in 2002 and 2001, respectively.

             The following table sets forth as of December 31, 2002, the periods in which the Bank's loan portfolio matures or reprices and the total amount of all such loans due after one year having (a) predetermined interest rates and
(b) floating or adjustable rates.

                                                                   Due after
                                                   Due in          one year
                                                   one year        through          Due after
                                                  or less          five years       five years         Total
                                                -----------------------------     ---------------------------------
Commercial, financial and agricultural          $  19,263,000   $  12,074,000      $   1,489,000    $  32,826,000
  Real estate-construction                          5,599,000       1,090,000            168,000        6,857,000
                                                -------------   -------------      -------------    -------------
                                                $  24,862,000   $  13,164,000      $   1,657,000    $  39,683,000
                                                =============   =============      =============    =============


  Predetermined interest rates                  $  13,073,000   $  13,164,000      $   1,657,000
                                                =============   =============      =============
  Floating or adjustable interest rates         $  11,789,000
                                                =============

             Asset Quality

         Several key measures are used to evaluate and monitor the Company's asset quality. These measures include the level of loan delinquencies, non-accrual loans, foreclosed assets and charge-offs in addition to their related ratios. Nonperforming assets, consisting of non-accrual loans, loans past due 90 days or more and other real estate owned decreased to $3.9 million at December 31, 2002, from $4.3 million at December 31, 2001. Nonperforming loans as a percent of total loans net of unearned income and loans held for sale at December 31, 2002, was 1.29%, down from 1.56% at December 31, 2001. During the year, the Company saw the resolution of various problem credits, primarily larger real estate and commercial loans across all Company markets. The resolution is reflected in the migration of problem credits from past due status through non-accrual to partial charge-off, foreclosure and sale of collateral. A breakdown of nonperforming loans at the end of the last five years is shown in the Table 2.


     TABLE 2: BREAKDOWN OF NONPERFORMING LOANS

                                           12/31/02      12/31/01       12/31/00      12/31/99      12/31/98
                                          ---------    ----------     ----------    ----------    ----------
                                                                (dollars in thousands)
    Non-accrual loans by type
      Real estate                         $   1,513     $     750       $    950       $   665    $     97
      Installment                                16            86             39            59          35
      Commercial and all other loans            537           449             89            26         114
                                         ----------    ----------     ----------    ----------    -----------
          Total non-accrual loans             2,066         1,285          1,078           750         246
      Loans past due 90 days or more            253         1,510            311           306         448
                                         ----------    ----------     ----------    ----------    -----------
          Total nonperforming loans           2,319         2,795          1,389         1,056         694
      Other real estate owned (net)           1,554         1,526            773           401         497
                                         ----------    ----------     ----------    ----------    -----------
          Total nonperforming assets      $   3,873     $   4,321      $   2,162    $    1,457    $  1,191
                                         ==========     =========     ==========    ==========    ===========
    Nonperforming loans as a percent
      of loans, net of unearned interest
      and loans held for sale                 1.29%         1.56%           .74%          .62%        .47%
                                         ==========     =========     ==========    ==========    ==========



             Allowance for Loan Losses

             The allowance for loan losses is comprised of specific reserves (assessed for each loan that is reviewed for impairment or for which a probable loss has been identified), general reserves (based on historical loss factors) and an unallocated reserve for exposures arising from factors that are undetectable and are not addressed by the general and specific reserves.

             The allowance for loan losses remained constant at $2.1 million at December 31, 2002, compared to December 31, 2001. The ratio of the allowance for loan losses to loans, net of unearned income and loans held for sale increased slightly to 1.19% at December 31, 2002, from 1.17% at December 31, 2001.

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

             The basic assumptions and methodologies used in allocating the reserve were unchanged during 2002; however, refinements to the existing methodology continue to be made as evolving risk trends are identified. The loan loss methodology weights recent history more heavily and also reflects the current risk profile of the portfolio.

             The present level of the reserve for loan losses is considered adequate to absorb probable loan losses inherent in the portfolio considering the level and mix of the loan portfolio, the level of delinquent and nonperforming loans, the Company's risk management strategies, and current expectations with respect to economic conditions and market trends.

             Table 3 presents the activity in the allowance for loan losses for the last five years. Table 4 presents the allocation of the allowance for loan losses applicable to each loan category for the period ended December 31, 2002. Information for 1998-2001 is not included in Table 4 because such information is not available to Company.



     TABLE 3: ACTIVITY OF ALLOWANCE FOR LOAN LOSSES

                                              12/31/02    12/31/01    12/31/00      12/31/99     12/31/98
                                            -----------  ---------- -----------    ----------   ----------
                                                               (dollars in thousands)
             Balance at beginning of year     $  2,108    $  1,884    $   1,150     $  1,061     $  1,039
    Charge-offs:
      Real Estate                                 (427)        (51)          (2)         (30)         (45)
      Commercial                                  (434)        (97)        (216)        (120)         (51)
      Installment and other                       (282)       (249)        (119)        (101)         (83)
    Recoveries:
      Real Estate                                   36          12            0            9            -
      Commercial                                    64           7           75           27           15
      Installment and other                         39          77           27           18           15
                                            ----------  ----------  -----------    ---------    ----------
    Net (charge-offs)/recoveries                (1,004)       (301)        (235)        (197)        (149)
      Provision charged to operations            1,025         525          969          286          171
                                            ----------  ----------  -----------    ---------    ----------
    Balance at end of period                  $  2,129    $  2,108    $   1,884     $  1,150     $  1,061
                                            ==========  ==========  ===========    =========    ==========


     Allowance for loan losses as a percent
       of loans, net of unearned interest
       and loans held for sale                   1.19%       1.17%        1.01%         .68%         .71%
                                                ======      ======      ========   ==========   ==========
Net charge-offs as a percent of
    average loans                                 .55%        .16%         .13%         .12%         .10%
                                                ======      ======      ========   ==========   ==========



     TABLE 4: ALLOCATION OF ALLOWANCE FOR LOAN LOSSES


                                                                    December 31, 2002
                                            --------------------------------------------------------
                                                                                    Percent of loans
                                                                                    in each category
                                                               Amount              to total loans *
                                                   --------------------         --------------------
        Commercial, financial and agricultural      $           597,605                   17.76%
        Real estate-construction                                206,015                    3.71%
        Real estate-mortgage                                  1,077,513                   69.75%
        Installment                                             134,908                    8.69%
        Other                                                   113,287                     .09%
                                                    -------------------         --------------------
                                                      $       2,129,328                   100.0%
                                                    ===================         ====================


* Includes loans held for sale



             Other Real Estate. The balances of other real estate (ORE) remained largely unchanged at $1.6 million. Significant activity, however, included foreclosures of $1.4 million, which were largely offset by sales of $1.1 million. Other real estate activity for 2002, is presented in Table 5.



     TABLE 5: OTHER REAL ESTATE ACTIVITY


        Balance at December 31, 2001                                   $ 1,526

                     Writedowns                        (146)
                     Sales                           (1,094)
                     Foreclosures                     1,418
                     Reserves                          (150)                28
                                                   ------------      -----------
        Balance at December 31, 2002                                   $ 1,554
                                                                     ===========



             Deposits. Deposits are the Company's primary source of funding for earning assets. Average deposits increased from $210 million at December 31, 2001, to $220 million at December 31, 2002. The increase in average deposits was due primarily to normal fluctuations in public funds deposits and increases in the bank's money market account. Average borrowings, which include federal funds purchased, securities sold under repurchase agreements, and advances from the Federal Home Loan Bank of Dallas increased from $31 million at December 31, 2001, to $46 million at December 31, 2002. Management plans continued use of nontraditional funding sources to manage overall funding costs and to meet loan demand in new locations.


             Maturities  of   certificates  of  deposits  of  $100,000  or  more
outstanding at December 31, 2002 and December 31, 2001, are summarized below.


                                                                     12/31/02           12/31/01
                                                                ----------------  ----------------
             Time remaining until maturity:
                 Three months or less                               $ 18,610,257      $ 22,743,964
                 Over three through six months                        13,298,039        11,649,111
                 Over six through twelve months                        6,340,736         5,969,317
                 Over twelve months                                   16,130,975         7,227,437
                                                               ----------------- -----------------
                                                                    $ 54,380,007      $ 47,589,829
                                                               ================= =================


             Deposits at December 31, 2002 and December 31, 2001, consist of the following:


                                                                     12/31/02           12/31/01
                                                               ----------------- -----------------
                  Non-interest bearing demand deposits           $   33,843,654   $     33,165,781
                  Now accounts                                       31,734,722         29,375,838
                  Money market deposit accounts                      26,817,953         18,352,807
                  Savings accounts                                   16,344,898         18,108,845
                  Certificates of deposit                           124,270,811        118,676,585
                                                              ------------------ -----------------
                                                                 $  233,012,038   $    217,679,856
                                                              ================== =================


The following table presents the Bank's average balance sheets during 2002, 2001 and 2000. Dividing income or expense by the average balance of assets or liabilities, respectively, derives yields and costs. Non-accrual loans are included in loans for yield computations. Loan fees and late charges are included in both income and yield computations in loans. Income and expense resulting from interest rate caps and swaps used to manage interest rate risk are included appropriately in loans and certificates of deposit. No tax-equivalent adjustments have been made. All averages are derived from monthly average balances.

                       AVERAGE BALANCE AND YIELD ANALYSIS

                                                2002                             2001                            2000
                                    -------------------------------  ------------------------------  -------------------------------
                                                         Average                          Average                         Average
                                     Average   Income/      %         Average   Income/      %        Average   Income/      %
                                     Balance   Expense  Yield/Rate    Balance   Expense  Yield/Rate   Balance   Expense  Yield/Rate
                                    -------------------------------  ------------------------------  -------------------------------
ASSETS

Loans                               $ 182,744  $ 14,735      8.06%   $ 185,012  $ 16,898   9.13%     $ 187,176  $ 16,944    9.05%
Investment securities:
U.S. Government                         5,424       217      4.00%       3,995       200   5.00%         8,655       557    6.44%
Mortgage Backed Securities             45,107     2,825      6.26%      43,540     3,104   7.13%        46,126     3,167    6.87%
State & municipal                      33,113     1,563      4.72%      13,060       649   4.97%         6,096       312    5.11%
Other                                   8,858       397      4.49%       6,553       340   5.19%         2,325       152    6.54%
                                    -------------------------------  ------------------------------   -----------------------------
Total investment securities            92,502     5,003      5.41%      67,148     4,294   6.39%        63,202     4,188    6.63%

Interest bearing bank balances          1,838        38      2.06%       1,680        60   3.57%           918        54    5.90%
Federal funds sold                      2,267        33      1.47%         612        18   2.94%         4,477       262    5.86%
Cash Value Life Insurance and other       882        45      5.15%         836        43   5.14%           790        45    5.64%

                                    -------------------------------  ------------------------------  -------------------------------
Total earning assets                  280,233    19,854      7.08%     255,288    21,313   8.35%       256,563    21,493    8.38%
                                    -------------------------------  ------------------------------  -------------------------------

Allowance for loan losses              (2,008)                          (2,037)                         (1,330)
Cash & due from banks                   7,818                            7,088                           6,857
Bank premises & equipment               7,096                            7,088                           7,033
Other assets                            6,461                            5,594                           4,976
                                    ----------                       ----------                      ----------
TOTAL ASSETS                        $ 299,600                        $ 273,021                       $ 274,099
                                    ==========                       ==========                      ==========

LIABILITIES AND SHAREHOLDERS EQUITY

Interest bearing deposits:
Savings                             $  16,830  $    259      1.54%   $  17,046  $    367   2.15%     $  16,137  $    362    2.24%
Interest bearing checking              34,300       214      0.62%      34,276       652   1.90%        33,745       954    2.83%
Money rate savings                     21,758       460      2.11%      14,938       448   3.00%        11,418       318    2.79%
Certificates of deposit               115,568     4,125      3.57%     112,249     6,147   5.48%       124,660     7,074    5.67%
                                    -------------------------------  ------------------------------  -------------------------------
Total interest bearing deposits       188,456     5,058      2.68%     178,509     7,614   4.27%       185,960     8,708    4.68%

Short term borrowed funds              11,801       510      4.32%      14,744       826   5.60%        26,934     1,699    6.31%
Long term debt                         34,088     1,637      4.80%      16,468       793   4.81%             -         -    0.00%

                                    -------------------------------  ------------------------------  -------------------------------
Total interest bearing liabilities    234,345     7,205      3.07%     209,721     9,233   4.40%       212,894    10,407    4.89%
                                    -------------------------------  ------------------------------  -------------------------------

Non-interest bearing deposits          31,639                           31,516                          30,724
Other liabilities                       4,293                            4,217                           5,339
Shareholders' equity                   29,323                           27,567                          25,142

                                    --------------------             --------------------            --------------------
TOTAL LIABILITIES & SHAREHOLDERS'
  EQUITY                            $ 299,600  $  7,205              $ 273,021  $  9,233             $ 274,099  $ 10,407    4.89%
                                    ====================             ====================            ====================


Interest income and rate earned                $ 19,854      7.08%              $ 21,313   8.35%                $ 21,493    8.38%
Interest expense and rate paid                    7,205      3.07%                 9,233   4.40%                  10,407    4.89%
                                               -------------------             -----------------                --------------------
Interest rate spread                                         4.01%                         3.95%                            3.49%

NET INTEREST INCOME & NET YIELD ON
  AVERAGE EARNING ASSETS                       $ 12,649      4.51%              $ 12,080   4.73%                $ 11,086    4.32%
                                               ===================              ================                ====================




             Capital. Shareholders' equity totaled $29.3 million at December 31, 2002, compared to $28.3 million at December 31, 2001. The increase is primarily the result of net income, dividend payments and comprehensive income over the year totaling $1.2 million, $1.3 million and $1.1 million, respectively. Comprehensive income is the result of unrealized gains on available-for-sale securities and the recognition of the fair value of certain derivative instruments. The ratio of shareholders' equity to assets remained constant at December 31, 2002, at 9.5%.

             The Bank maintained a Tier 1 capital to risk-weighted assets ratio of 13.04%, a total capital to risk weighted assets ratio of 14.15% and a leverage ratio (Tier 1 capital to average assets) of 8.34%. These levels substantially exceed the minimum requirements of the regulatory agencies for well-capitalized institutions of 10.00%, 6.00% and 5.00% respectively.


                                                         December 31, 2002              December 31, 2001
                                                --------------------------       ------------------------
             Risk-based capital:
               Tier 1                                       $  25,185                     $  24,127
               Total                                           27,314                        26,235
             Assets:
               Quarterly average assets (1)                   301,964                       273,771
               Risk-weighted assets                           193,099                       190,757
             Ratios:
               Tier 1 risk-based capital                       13.04%                        12.65%
               Total risk-based capital                        14.15%                        13.75%
               Leverage                                         8.34%                         8.81%

(1)      Excludes disallowed assets


Results of Operations

             The following are measurements of the Company's earnings in relation to assets, equity and earnings per share for the past three years.


                                                                2002          2001         2000
                                                            ----------    ----------    ---------
             Return on average assets                             .41%         1.19%         .98%
             Return on average equity                            4.23%        12.76%       10.70%
             Dividend payout ratio                             105.67%        39.61%       43.00%
             Average equity to average assets                    9.79%        10.10%        9.17%
             Net interest margin                                 4.51%         4.73%        4.32%
             Basic income per share                              $.59         $1.54        $1.29
             Diluted income per share                            $.59         $1.54        $1.28


             Analysis of Net Income. Net income for the twelve months ended December 31, 2002, was $1.2 million or $.59 per diluted share, compared to $3.2 million or $1.54 per diluted share for the same period in 2001.

             A portion of the decrease in net income from 2001 to 2002 is attributed to increased expenses in 2002 related to expansion in the Vicksburg, Mississippi, and Baton Rouge, Louisiana, markets and a $1.4 million write-off of the remaining investment in Sumx Inc., an Internet banking technology provider, which is owned 38.25% by the Company. The $1.4 million write-off consists of the remaining book value of $374 thousand, a deferred tax asset of $327 thousand established because of accumulated equity losses and the write-off of loans and receivables and equity losses for 2002 totaling $771 thousand. At year end, Sumx Inc. was in litigation with Diebold, Incorporated which entered into a marketing alliance with Sumx Inc. in May of 2001. The Company's decision to write off its remaining investment in Sumx Inc. was driven by the uncertainty regarding the timing and outcome of the litigation with Diebold and its impact on future business prospects for Sumx Inc. The Company is one of eight banks and credit unions utilizing Sumx' Internet banking platform.

             Analysis of Net Interest Income. Net interest income (NII), the amount by which interest income on loans, investments and other interest earning assets exceed interest expense on deposits and other borrowed funds, increased $569 thousand, a 4.7% increase to $12.6 million for the twelve months of 2002 compared to the same period in 2001. The increase in NII is primarily the function of continued lower rates creating a rate variance of $551 thousand. The lower interest rate environment provided for a decrease in interest earned on assets of $2.5 million while interest paid on liabilities fell by $3.1 million. NII increased despite a decrease in net interest margin for the year to 4.51% from 4.73%.

             The following table presents the dollar amount of changes in interest income and interest expense for major components of interest earning assets and interest bearing liabilities. It distinguishes between the changes related to outstanding balances and those due to changes in interest rates. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to (a) changes in volume (i.e., changes in volume multiplied by the old rate) and (b) changes in rates (i.e., changes in rates divided by the old volume.) For purposes of this table, changes attributable to both rate and volume have been allocated proportionately to the change due to volume and rates.







                                                         2002  compared to  2001
                                                    Increase/(Decrease) Due to Changes

                                                      Total          Volume       Rates
                                                  -------------------------------------
                                                           ($ in thousands)
Interest Earning Assets:
Loans                                                 (2,163)         (205)      (1,958)
Investment securities:
U.S. Government                                           17            62          (45)
Mortgage Backed Securities                              (279)          109         (388)
State & municipal                                        914           948          (34)
Other                                                     57           108          (51)
                                                  --------------------------------------

Total investment securities                              709         1,022       (2,476)

Interest bearing bank balances                           (22)            5          (27)
Federal funds sold                                        15            28          (13)
Cash Value Life Insurance and other                        2             2            -

                                                  --------------------------------------
Total earning assets                                  (1,459)        1,057       (2,516)
                                                  --------------------------------------

Interest bearing deposits:
Savings                                                 (108)           (5)        (103)
Interest bearing checking                               (438)            -         (438)
Money rate savings                                        12           168         (156)
Certificates of deposit and other time deposits       (2,022)          177       (2,199)
                                                  --------------------------------------

Total interest bearing deposits                       (2,556)          340       (2,896)

Short term borrowed funds                               (316)         (147)        (169)
Long term debt                                           844           846           (2)

                                                  --------------------------------------
Total interest bearing liabilities                    (2,028)        1,039       (3,067)
                                                  --------------------------------------

Change in interest earning assets                     (1,459)        1,057       (2,516)
Change in interest bearing liabilities                (2,028)        1,039       (3,067)
                                                  --------------------------------------
Change in Net Interest Income                            569            18          551
                                                  ======================================



             Provision for Loan Losses. The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management's assessment of the risk of loss in the loan portfolio in light of current risk management strategies, economic conditions and market trends. A migration in the non-performing status of certain problem commercial and real estate loans from past due to partial charge-off and foreclosure occurred throughout the year. Resolution of these credits included partial charge-offs and foreclosures and higher levels than in the immediate past. The higher levels of charge-offs and the quarterly estimates for the level of reserves in the allowance for loan losses resulted in higher provisions for 2002.

             The Company recorded a provision for the twelve months ended December 31, 2002, of $1.0 million, compared to $525 thousand in 2001. The increase primarily occurred in the fourth quarter due to an additional $440 thousand added to the reserve for loan losses, following net loan charge-offs during the quarter of $398 thousand. Excluding this adjustment, the 4th quarter assessment would have been $180 thousand.

             Non-Interest Income. Non-interest income decreased $1.2 million from $2.1 million in 2001 to $870 thousand in 2002 substantially due to charges associated with the write-off of the Sumx Inc. investment explained above. The Bank's core income remains solid with increases in the mortgage banking operation and service charges on deposit accounts, offset by a slight decrease in trust income. Life insurance commissions decreased as well this year due to eliminating the offer of credit life insurance.

             Non-Interest  Expense.  Non-interest  expense  increased  to  $10.3 million for the year ended December 31, 2002, compared to $8.9 million for the same period in 2001. The increase for the twelve months includes increased expenses for employee salaries and benefits and marketing and occupancy costs in 2002 related to expansion in the Vicksburg, Mississippi, and Baton Rouge, Louisiana, markets. The Company also recorded additional expenses of approximately $300 thousand related to other real estate including $150 thousand for ORE reserves and $146 thousand for processing foreclosed and repossessed assets.

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

             Principal sources of liquidity for the Company are asset cash flows, customer deposits and the ability to borrow against investment securities and loans. The Company's cash and cash equivalents decreased from $14.6 million at December 31, 2001, to $11.5 million at December 31, 2002. Cash provided by operating and financing activities during the year increased by $3.6 and $7.4 million, respectively, while investing activities used $14.1 million.

             Management believes that the current level of short-term investments and securities available for sale is more than adequate to meet the Company's current liquidity needs. Additional sources of liquidity available to the Company include the ability to issue additional retail brokered certificates of deposit and the ability to sell or securitize a portion of the Company's residential first mortgage portfolio. The Company also has available federal funds lines and its membership in the FHLB to further augment liquidity by providing a readily accessible source of funds at competitive rates.

         Information Regarding our Common Stock

         The Company's common stock is listed on the NASDAQ Small Cap Market, and trades under the symbol "BKBK." The table below sets forth the high and low sales prices ranges for the common stock, as quoted by Yahoo Finance.


                                Dividends
                                Per Share         High              Low
Year 2002
         4th Quarter             $    .31        $14.89            $12.83
         3rd Quarter                             $18.99            $14.20
         2nd Quarter             $    .31        $18.16            $14.97
         1st Quarter                             $15.95            $14.50

Year 2001
         4th Quarter             $    .31        $15.25            $13.50
         3rd Quarter                             $14.85            $12.26
         2nd Quarter             $    .30        $13.70            $11.51
         1st Quarter                             $13.75            $11.50



         On December 31, 2002, there were 536 shareholders of record of the Company's common stock.

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

         The Company has declared semiannual cash dividends in each of the last three fiscal years totaling, on an annual basis, $.60 per share for 2000 and $.61 per share for 2001 and $.62 in 2002. Historical dividend payout ratios, expressed as a percentage of net income, for 2000, 2001 and 2002, were 43.00%, 39.61% and 105.67%, respectively.

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

         Retained earnings of the Bank available for payment of cash dividends under applicable dividend regulations exceeded $4.2 million as of December 31, 2002, although the Bank intends to retain most of these funds for capital and not pay them out as dividends.





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

Directors and Executive Officers


W. Page Ogden
Chairman
President & Chief Executive Officer
Britton & Koontz Capital Corporation
Britton & Koontz First National Bank


Robert R. Punches
Partner
Gwin, Lewis & Punches, LLP, Attorneys
Vice Chairman
Britton & Koontz Capital Corporation
Britton & Koontz First National Bank


Albert W. Metcalfe
President
Jordan Auto Company, Inc.
Secretary
Britton & Koontz Capital Corporation
Britton & Koontz First National Bank


Bazile R. Lanneau, Jr.
Vice-President, Assistant Secretary,
Treasurer & Chief Financial Officer
Britton & Koontz Capital Corporation and
Executive Vice-President
Britton & Koontz First National Bank
President & Chief Executive Officer
Sumx Inc.


W. W. Allen, Jr.
President
Allen Petroleum Services, Inc.


Craig A. Bradford, D.M.D.
Pediatric Dentist


A. J. Ferguson
Petroleum Geologist

Directors and Executive Officers


Bethany L. Overton
President
Lambdin-Bisland Realty, Co.


R. Andrew Patty II
Member
Sieberth and Patty, LLC, Attorneys


Vinod K. Thukral, Ph.D.
Professor
Tulane University



Directors Emeriti:

W. J. Feltus III
President
Feltus Brothers, Ltd

Wilton R. Dale
Petroleum Geologist
Co-Owner, Dale Exploration Company

C.H. Kaiser, Jr.
Partner
Jordan, Kaiser and Sessions, Engineering

Donald Killelea, M.D.
Pediatrician - retired

Bazile R. Lanneau
Life Insurance

Britton & Koontz First National Bank Locations:

Natchez, Mississippi

Main Office
500 Main Street, 39120

Tracetown Shopping Center
55 Seargent S. Prentiss Drive, 39120

Shields Lane
148 N. Shields Lane, 39120

Highway 61 N. at St. Catherine Creek
411 Highway 61 North, 39120


Vicksburg, Mississippi

2150 S. Frontage Road, 39180


Baton Rouge, Louisiana

Florida
7142 Florida Boulevard, 70806

Perkins
12716 Perkins Road, 70810

Bluebonnet
10626 Linkwood Court, Suite A, 70810


Madison, Mississippi

141 Executive Drive, Suite 5
(Loan Production Office)


Future Locations:

Carter Street
Vidalia, Louisiana

Highway 61 N at Sherman Avenue
Vicksburg, Mississippi

                                   EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT

                                   EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT


         The following is a list of subsidiaries of the Company at December 31, 2002 and all are included in the Company's consolidated financial statements:


                                      Jurisdiction              Percentage of
                                           of                 Voting Securities
Subsidiaries                          Incorporation                 Owned
------------                         ---------------        --------------------

Britton & Koontz First National Bank   Federal Law                    100%

B&K Title Insurance Agency, Inc.       Mississippi                    100%

Sumx Inc.                              Mississippi                   36.6%

                                   EXHIBIT 23

                         CONSENT OF INDEPENDENT AUDITORS

                                   EXHIBIT 23




                         CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report (Form 10-KSB) of Britton & Koontz Capital Corporation and Subsidiaries of our report dated January 16, 2003, included in the 2002 Annual Report to Shareholders of Britton & Koontz Capital Corporation and Subsidiaries. We also consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 333-51148 and 333-20631) previously filed by Britton & Koontz Capital Corporation of our report dated January 16, 2003, included in the 2002 Annual Report to Shareholders of Britton & Koontz Capital Corporation and Subsidiaries.




/s/ May & Company

Vicksburg, Mississippi
March 5, 2003

                                  EXHIBIT 99.1

             Section 906 - Certification of Chief Executive Officer

                                  EXHIBIT 99.1

 Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350 (Section
                     906 of the Sarbanes-Oxley Act of 2002)


         In connection with the Annual Report on Form 10-KSB for the year ended December 31, 2002 of Britton & Koontz Capital Corporation (the "Company"), as filed with the Securities Exchange Commission on the date hereof (the "Annual Report"), I, W. Page Ogden, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)      the  Annual  Report  fully  complies  with  the   requirements
                  of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         (2)      the   information   contained  in  the  Annual  Report  fairly
                  presents, in all material respects, the financial condition and results of operations of the Company.



Date: March 26, 2003                        /s/ W. Page Ogden
                                            --------------------------------
                                            W. Page Ogden,
                                            Chief Executive Officer





A signed original of this written statement required by Section 906 has been provided to Britton & Koontz Capital Corporation and will be retained by Britton & Koontz Capital Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

                                  EXHIBIT 99.2

             Section 906 - Certification of Chief Financial Officer

                                  EXHIBIT 99.2

 Certification of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350 (Section
                     906 of the Sarbanes-Oxley Act of 2002)


         In connection with the Annual Report on Form 10-KSB for the year ended December 31, 2002 of Britton & Koontz Capital Corporation (the "Company"), as filed with the Securities Exchange Commission on the date hereof (the "Annual Report"), I, Bazile R. Lanneau, Jr., Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)      the  Annual  Report  fully  complies  with   the  requirements
                  of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         (2)      the   information   contained  in  the  Annual  Report  fairly
                  presents, in all material respects, the financial condition and results of operations of the Company.



Date:  March 26, 2003                       /s/ Bazile R. Lanneau, Jr.
                                            --------------------------------
                                            Bazile R. Lanneau, Jr.,
                                            Chief Financial Officer




A signed original of this written statement required by Section 906 has been provided to Britton & Koontz Capital Corporation and will be retained by Britton & Koontz Capital Corporation and furnished to the Securities and Exchange Commission or its staff upon request.