Form 10KSB/A
period 2002-12-31
BRITTON & KOONTZ CAPITAL CORP
filed 2003-04-24
CIK 707604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

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

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     The issuer's revenues for the 2002 fiscal year were $20,724,232.

     The  aggregate   market  value  of  the  issuer's   voting  stock  held  by
non-affiliates computed by reference to the price of $14.60 per share, the price at which the issuer's voting stock was sold on March 26, 2003, is $23,654,935.

     The issuer had 2,113,087 shares of common stock outstanding as of March 1, 2003.

     Transitional Small Business Disclosure Format (check one): Yes ___  No X

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

                                EXPLANATORY NOTE

         On the date that Britton & Koontz Capital Corporation (the "Company") filed its annual report on Form 10-KSB for the fiscal year ended December 31, 2002, it had not timely filed a report on Form 8-K reporting that May & Company, its certifying accountant, had notified the Company that May & Company would decline to stand for re-election as the Company's certifying accountant for the fiscal year ending December 31, 2003. Consequently, the Company on the facing page of its Form 10-KSB should have checked the box "No" with respect to whether it had filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months.

         This Amendment No. 1 on Form 10-KSB/A is being filed solely to amend the facing page of its Form 10-KSB as described in the immediately preceding paragraph, to amend Part II, Item 8 of the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2002 and to amend Part III, Item 13(a) of such Annual Report to include as an exhibit thereto the letter of the Company's certifying accountants required by Item 304(a)(3) of Regulation S-B.

                                     PART II

Item 8.  Changes  in  and  Disagreements  with Accountants  on   Accounting  and
         Financial Disclosure.

         On March 18, 2003, May & Company notified the Company that May & Company would decline to stand for re-election as the Company's certifying accountant for the fiscal year ending December 31, 2003 because May & Company intends to discontinue auditing publicly-traded companies. In addition, on April 15, 2003, the Company's audit committee approved the engagement of Hannis T. Bourgeois as the Company's certifying accountant for the fiscal year ending December 31, 2003.

         The reports of May & Company on the Company's financial statements for the fiscal years ended December 31, 2001 and December 31, 2002 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         During the fiscal years ended December 31, 2001 and December 31, 2002 and through March 18, 2003, there have been no disagreements with May & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of May & Company, would have caused it to make reference thereto in their reports on the Company's consolidated financial statements for such years.

                                    PART III

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


                                       BRITTON & KOONTZ CAPITAL CORPORATION
                                       (Registrant)


Date:  April 24, 2003                   By:/s/ W. Page Ogden
                                        ---------------------------------
                                        W. Page Ogden
                                        Chairman and Chief Executive Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, W. Page Ogden, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of Britton & Koontz Capital Corporation;

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



Date: April 24, 2003                                 By: /s/ W. Page Ogden
                                                         ----------------------
                                                         W. Page Ogden
                                                         Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Bazile R. Lanneau, Jr., certify that:

1. I have reviewed this annual report on Form 10-KSB/A of Britton & Koontz Capital Corporation;

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



Date: April 24, 2003                        By: /s/ Bazile R. Lanneau, Jr.
                                                -------------------------------
                                                Bazile R. Lanneau, Jr.
                                                Chief Financial Officer

                    EXHIBITS TO ANNUAL REPORT ON FORM 10-KSB

                     OF BRITTON & KOONTZ CAPITAL CORPORATION


                               FOR THE FISCAL YEAR

                             ENDED DECEMBER 31, 2002

                                  EXHIBIT INDEX

Exhibit                             Description of Exhibit

3.1 Restated Articles of Incorporation of Britton & Koontz Capital Corporation, incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997 *

3.2 By-Laws of Britton & Koontz Capital Corporation, as amended and restated, incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1998 *

4.1 Shareholder Rights Agreement dated June 1, 1996 between Britton & Koontz Capital Corporation and Britton & Koontz First National Bank, as Rights Agent, incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997 *

10.1 Employment Agreement dated December 31, 2002, between Britton & Koontz Capital Corporation and W. Page Ogden incorporated by reference to Exhibit 10.01 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 27, 2003 *

10.2 Employment Agreement dated December 31, 2002, between Britton & Koontz Capital Corporation and Bazile R. Lanneau, Jr. incorporated by reference to Exhibit 10.02 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 27, 2003 *

10.3 Salary Continuation Plan Agreements dated September 26, 1994, between Britton & Koontz Capital Corporation, W. Page Ogden, and Bazile R. Lanneau, Jr., incorporated by reference to
                  Exhibit 10 to Registrant's Quarterly Report on Form 10-QSB filed with the Commission on November 14, 1994 *

10.4 System Purchase Agreement dated January 22, 1996 between the Britton & Koontz First National Bank and InterBank Systems, Inc., incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 29, 1996 and Form 10-KSB/A, Amendment Number 1, filed with the Commission on June 14, 1996 *

10.5 Britton & Koontz Capital Corporation Long-Term Incentive Compensation Plan and Amendment, incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997 *

10.6 Stock Purchase Agreement dated December 3, 1998, between Britton & Koontz Capital Corporation & Sumx Inc. incorporated by reference to Exhibit 10.09 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999 *

10.7 Investor Rights Agreement dated December 3, 1998, among Britton & Koontz Capital Corporation, Summit Research, Inc., Bazile R. Lanneau, Jr. and Sumx Inc. incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999 *

10.8 Voting Agreement dated December 3, 1998, among Britton & Koontz Capital Corporation, Summit Research, Inc. and Bazile
                  R. Lanneau, Jr. incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999 *

10.9 Management Service Agreement dated December 3, 1998, among Britton & Koontz Capital Corporation, Sumx Inc. and Bazile
                  R. Lanneau, Jr. incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999 *

11 Statement re: computation of per share earnings incorporated by reference to Exhibit 11 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 27, 2003 *

13                Annual  Report to  Shareholders  incorporated  by reference to
                  Exhibit 13 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 27, 2003 *

16 Letter of May & Company dated April 23, 2003 re: Change in Certifying Accountant

21                Subsidiaries of the  Registrant  incorporated  by reference to
                  Exhibit 21 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 27, 2003 *

22                Consent of Independent  Auditors  incorporated by reference to
                  Exhibit 22 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 27, 2003 *

99.1              Section 906 - Certification of Chief Executive Officer

99.2              Section 906 - Certification of Chief Financial Officer

* As indicated in the column entitled "Description of Exhibit," this exhibit is incorporated by reference to another filing or document.

                                   EXHIBIT 16

                        LETTER OF CERTIFYING ACCOUNTANTS

                         [Letterhead of May and Company]







                                 April 23, 2003



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Ladies and Gentlemen:

We have read the statements made by Britton & Koontz Capital Corporation (a copy of which is attached), which we understand will be filed with the Commission, pursuant to Part II, Item 8 of Form 10-KSB as part the Company's Form 10-KSB-A for the fiscal year ended December 31, 2002. We agree with the statements concerning our firm in such Form 10-KSB-A.

                                                        Very truly yours,


                                                        /s/ May & Company, LLP
                                                        ---------------------
                                                        May & Company, LLP

                                  EXHIBIT 99.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

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



Date: April 24, 2003                                 /s/ W. Page Ogden
                                                     --------------------------
                                                     W. Page Ogden,
                                                     Chief Executive Officer

                                  EXHIBIT 99.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

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



Date:  April 24, 2003                                /s/ Bazile R. Lanneau, Jr.
                                                     --------------------------
                                                     Bazile R. Lanneau, Jr.,
                                                     Chief Financial Officer