Form 10QSB
period 2003-03-31
BRITTON & KOONTZ CAPITAL CORP
filed 2003-05-14
CIK 707604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

                                   (Mark One)

 [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2003.

 [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                         Commission File Number 0-22606



                      BRITTON & KOONTZ CAPITAL CORPORATION
        (Exact name of small business issuer as specified in its charter)


         Mississippi                                     64-0665423
(State of Incorporation Number)               (I.R.S. Employer Identification)


                   500 Main Street, Natchez, Mississippi 39120
                    (Address of principal executive offices)

                                  601-445-5576
                           (Issuer's telephone number)


             State the number of shares outstanding of each of the
                  issuer's classes of common equity, as of the
                            latest practicable date:

             2,113,087 Shares of Common Stock, Par Value $2.50, were
                        outstanding as of April 1, 2003.



      Transitional Small Business Disclosure Format: Yes ______ No __X____

                      BRITTON & KOONTZ CAPITAL CORPORATION
                                AND SUBSIDIARIES

                                      INDEX


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

      Item 3.    Controls and Procedures


PART II.     OTHER INFORMATION


      Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES


CERTIFICATIONS

PART I            FINANCIAL INFORMATION

      Item 1.     Financial Statements





              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                              FOR THE PERIODS ENDED




                                   A S S E T S


                                                                           March 31,         December 31,
 ASSETS:                                                                      2003              2002
                                                                        -----------------  ---------------
 Cash and due from banks:
       Non-interest bearing                                             $      7,982,991   $     8,914,638
       Interest bearing                                                        5,682,177         2,562,236
                                                                        -----------------  ----------------
              Total cash and due from banks                                   13,665,168        11,476,874

 Federal funds sold                                                                    -         3,560,000
 Investment Securities:
       Held-to-maturity (market value, in 2003 and 2002,
           of $34,492,238 and $34,305,172, respectively)                      33,150,362        33,147,883
       Available-for-sale (amortized cost, in 2003 and 2002,
           of $68,124,503 and $58,343,140, respectively)                      69,959,854        60,565,938
       Equity securities                                                       3,362,600         3,345,200
 Loans, less unearned income of $12,823 in 2003 and
           $14,782 in 2002, and allowance for loan losses of
           $2,253,224 in 2003 and $2,129,328 in 2002                         186,189,116       178,268,969
 Loans held for sale                                                           6,813,333         4,393,397
 Bank premises and equipment, net                                              6,978,013         7,022,975
 Other real estate, net of accumulated reserve of $75,000                      1,807,385         1,554,323
 Accrued interest receivable                                                   2,013,914         2,123,114
 Cash surrender value of life insurance                                          924,693           900,550
 Deposit Premium                                                               1,176,834         1,203,738
 Other assets                                                                  1,055,616         1,316,328
                                                                        -----------------  ----------------

 TOTAL ASSETS                                                           $    327,096,888   $   308,879,289
                                                                        =================  ================




                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                           March 31,        December 31,
 LIABILITIES:                                                                 2003              2002
                                                                        -----------------  ----------------
 Deposits
       Non-interest bearing                                             $     37,655,970   $    33,843,654
       Interest bearing                                                      210,137,801       199,168,384
                                                                        -----------------  ----------------
              Total deposits                                                 247,793,771       233,012,038

 Federal Home Loan Bank advances                                              39,315,072        41,315,484
 Securities sold under repurchase agreements                                   2,391,790         2,141,790
 Accrued interest payable                                                        946,404           956,438
 Advances from borrowers for taxes and insurance                                 153,158           326,242
 Trust Preferred Securities                                                    5,000,000                 -
 Accrued taxes and other liabilities                                           1,620,360         1,797,823
                                                                        -----------------  ----------------
              Total liabilities                                              297,220,555       279,549,815
                                                                        -----------------  ----------------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
 Common stock - $2.50 par value per share;
       12,000,000 shares authorized; 2,127,587 issued and 2,113,087
       outstanding for March 31, 2003, and December 31, 2002                   5,318,968         5,318,968
 Additional paid-in capital                                                    7,225,408         7,225,408
 Retained earnings                                                            16,091,353        15,304,539
 Accumulated other comprehensive income                                        1,497,979         1,737,934
                                                                        -----------------  ----------------
                                                                              30,133,708        29,586,849
 Cost of 14,500 shares of common stock held by the company                      (257,375)         (257,375)
                                                                        -----------------  ----------------
              Total stockholders' equity                                      29,876,333        29,329,474

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $    327,096,888   $   308,879,289
                                                                        =================  ================




              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                             Three Months Ended
                                                                                  March 31,
                                                                  -----------------------------------------
                                                                       2003                      2002
                                                                  ---------------           ---------------
 INTEREST INCOME:
 Interest and fees on loans                                        $   3,604,301             $   3,793,018
 Interest on investment securities:
     Taxable interest income                                             897,981                   891,562
     Exempt from federal taxes                                           409,609                   401,081
 Interest on federal funds sold                                            9,474                    11,314
                                                                  ---------------           ---------------
 Total interest income                                                 4,921,365                 5,096,975
                                                                  ---------------           ---------------
 INTEREST EXPENSE:
 Interest on deposits                                                  1,065,869                 1,403,016
 Interest on other borrowed funds                                        491,510                   546,037
 Interest on securities sold under repurchase agreements                  11,591                    19,734
                                                                  ---------------           ---------------
 Total interest expense                                                1,568,970                 1,968,787
                                                                  ---------------           ---------------

 NET INTEREST INCOME                                                   3,352,395                 3,128,188
 Provision for loan losses                                               135,000                   135,000
                                                                  ---------------           ---------------
 NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                       3,217,395                 2,993,188
                                                                  ---------------           ---------------
 OTHER INCOME:
 Service charges on deposit accounts                                     318,668                   295,387
 Income from fiduciary activities                                         14,405                    13,351
 Insurance premiums and commissions                                           61                     1,027
 Gain/(loss) on sale of ORE                                                6,000                   (19,902)
 Gain/(loss) on sale of mortgage loans                                   142,525                    71,953
 Gain/(loss) on sale of other assets                                      (1,424)                   (3,100)
 Equity investee gains/(losses)                                                -                   (69,948)
 Other                                                                   163,261                   173,160
                                                                  ---------------           ---------------
 Total other income                                                      643,496                   461,928
                                                                  ---------------           ---------------




 OTHER EXPENSES:
 Salaries                                                              1,404,739                 1,184,244
 Employee benefits                                                       205,327                   200,102
 Director fees                                                            43,135                    40,440
 Net occupancy expense                                                   195,508                   183,062
 Equipment expenses                                                      231,441                   231,115
 FDIC assessment                                                           8,685                     9,269
 Stationery and supplies                                                  71,502                    55,048
 Other real estate expense                                                 7,558                     5,271
 Amortization of deposit premium                                          26,904                    26,904
 Other                                                                   581,237                   506,070
                                                                  ---------------           ---------------
 Total other expenses                                                  2,776,036                 2,441,525
                                                                  ---------------           ---------------
 INCOME BEFORE INCOME TAX EXPENSE                                      1,084,855                 1,013,591

 Income tax expense                                                      298,041                   255,362
                                                                  ---------------           ---------------
 NET INCOME                                                        $     786,814             $     758,229
                                                                  ===============           ===============

 EARNINGS PER SHARE DATA:

 Basic earnings per share                                          $        0.37             $        0.36
                                                                  ===============           ===============

 Basic weighted shares outstanding                                     2,113,087                 2,109,055
                                                                  ===============           ===============

 Diluted earnings per share                                        $        0.37             $        0.36
                                                                  ===============           ===============

 Diluted weighted shares outstanding                                   2,113,974                 2,112,313
                                                                  ===============           ===============


                                     BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002




                                                                                        Accumulated
                                         Common Stock       Additional                     Other                        Total
                                    ----------------------    Paid-in      Retained     Comprehensive   Treasury    Stockholders'
                                      Shares      Amount      Capital      Earnings        Income        Stock        Equity
                                    ----------  ----------   ----------   -----------  --------------  ----------  -------------

 Balance at December 31, 2001       2,109,055   $5,308,888   $7,189,563   $15,373,489    $   676,575   $(257,375)  $ 28,291,140

 Comprehensive Income:
     Net income                             -            -            -       758,229              -                    758,229

     Other comprehensive income
        (net of tax):
     Net change in unrealized
        gain/(loss) on securities
        available for sale, net
        of taxes of $212,421                                                               (357,099)                  (357,099)


                                    ----------  ----------   ----------   -----------  --------------  ----------  -------------
 Balance at March 31, 2002          2,109,055   $5,308,888   $7,189,563   $16,131,718    $   319,476   $(257,375)  $ 28,692,270
                                    ==========  ==========   ==========   ===========  ==============  ==========  =============


 Balance at December 31, 2002       2,113,087   $5,318,968   $7,225,408   $15,304,539    $ 1,737,934   $(257,375)  $ 29,329,474

 Comprehensive Income:
     Net income                             -            -            -       786,814              -                    786,814

     Other comprehensive income
        (net of tax):
     Net change in unrealized
        gain/(loss) on securities
        available for sale, net
        of taxes of $144,855                                                                (243,493)                  (243,493)
     Other Comprehensive gains from
        derivates, net of
        reclassification adjustment
        of $2,104                                                                              3,538                      3,538


                                    ----------  ----------   ----------   -----------  --------------  ----------  -------------
 Balance at March 31, 2003          2,113,087   $5,318,968   $7,225,408   $16,091,353    $ 1,497,979   $(257,375)  $ 29,876,333
                                    ==========  ==========   ==========   ===========  ==============  ==========  =============




              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             PERIODS ENDED MARCH 31,







                                                                               2003                2002
                                                                         -----------------    ----------------

 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                              $        786,814     $       758,229
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
           Deferred income taxes                                                   76,400              29,596
           Provision for loan losses                                              135,000             135,000
           Provision for depreciation                                             174,623             196,272
           Stock dividends received                                               (17,400)            (20,300)
           (Gain)/loss on sale of other real estate                                (6,000)             19,902
           (Gain)/loss on sale of other repossessed assets                          1,424                   -
           (Gain)/loss on sale of mortgage loans                                 (142,525)            (71,953)
           Amortization/(accretion) of investment security
           premiums (discounts), net                                               14,562             (32,299)
           Amortization of valuation adjustment on acquired loans                       -               2,730
           Amortization of deposit premium                                         26,904              26,904
           Equity in investee (gains)/losses                                            -              69,948
           Writedown of other real estate                                               -               5,000
           (Increase)/decrease in accrued interest receivable                     109,200               8,583
           (Increase)/decrease in cash surrender value                            (24,143)            (11,953)
           (Increase)/decrease in other assets                                    242,911            (167,718)
           (Increase)/decrease in accrued interest payable                        (10,034)           (279,251)
           (Increase)/decrease in accrued taxes and other liabilities            (253,862)           (387,718)

                                                                         -----------------    ----------------

           Net cash provided (used) by operating activities                     1,113,874             280,972
                                                                         -----------------    ----------------


 CASH FLOWS FROM INVESTING ACTIVITIES
           (Increase)/decrease in federal funds sold                            3,560,000          (2,295,000)
           Proceeds from sales, maturities and paydowns
           of investment securities                                             5,462,806           3,901,308
           Purchases of investment securities                                 (15,113,717)        (10,329,370)
           (Increase)/decrease in loans                                       (10,693,120)          2,504,249
           Proceeds from sale and transfers of other real estate                  106,000             310,119
           Proceeds from sale and transfers of other repossessed assets            23,876                   -
           Purchase of premises and equipment                                    (129,661)           (132,237)

                                                                         -----------------    ----------------

           Net cash provided (used) by financing activities                   (16,783,816)         (6,040,931)
                                                                         -----------------    ----------------




                                                                               2003                2002
                                                                         -----------------    ----------------

 CASH FLOWS FROM FINANCING ACTIVITIES
           Increase /(decrease) in customer deposits                           14,781,733           4,183,420
           Increase /(decrease) in securities sold under
           repurchase agreements                                                  250,000            (913,017)
           Increase /(decrease) in FHLB advances                               (2,000,412)         (4,301,626)
           Increase /(decrease) in advances from borrowers
           for taxes and insurance                                               (173,085)           (138,507)
           Increase /(decrease) in Trust Preferred Securities                   5,000,000                   -

                                                                         -----------------    ----------------

           Net cash provided (used) by financing activities                    17,858,236          (1,169,730)
                                                                         -----------------    ----------------

 NET INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS                             2,188,294          (6,929,689)
                                                                         -----------------    ----------------

 CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                11,476,874          14,559,236
                                                                         -----------------    ----------------

 CASH AND DUE FROM BANKS AT END OF PERIOD                                $     13,665,168     $     7,629,547
                                                                         =================    ================











 SCHEDULE OF NONCASH INVESTING AND                                             2003                2002
                                                                         -----------------    ----------------

 FINANCING ACTIVITIES:

           Cash paid during the year for interest                        $      1,579,004     $     2,248,038
                                                                         =================    ================


           Cash paid during the year for income taxes                    $        119,660     $       194,067
                                                                         =================    ================


            Transfers from loans foreclosed to other real estate         $        353,062     $       107,654
                                                                         =================    ================


           Total change in unrealized (gains) losses
            on securities available for sale                             $       (388,348)    $      (569,520)
                                                                         =================    ================


            Total change in deferred income taxes
            on securities available for sale                             $       (144,855)    $      (212,421)
                                                                         =================    ================


            Derivative gain, net of reclassification adjustment          $          3,538     $             -
                                                                         =================    ================



               BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2002 AND DECEMBER 31, 2001

Note A.  Basis of Presentation

      The accompanying consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 2002, has been derived from the audited financial statements of the Company for the year then ended. The accompanying consolidated financial statements as of March 31, 2003, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position and operating results of the periods presented. Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

Note B.  Interest Rate Risk management

      On May 9, 2002, the Bank entered into an off-balance sheet interest rate swap agreement to convert existing prime based loans to a fixed rate. Under the terms of the agreement, the Bank receives a fixed rate of 7.635% and is obligated to pay a floating rate based on USD-Prime-H.15, calculated on a contractual notional amount of $5,000,000. The original term is for five years, expiring May 10, 2007. The fair value of this derivative, designated as a cash flow hedge, and considered highly effective was $403,553 at March 31, 2003, and is reflected in other assets.

Note C.  Loans Held-for-Sale

      Loans held-for-sale are primarily thirty year and fifteen year fixed rate, one to four family real estate loans which are valued at the lower of cost or market, as determined by outstanding commitments from investors or current investor yield requirements, calculated on an individual basis. Unrealized losses on loans held-for-sale are charged against income in the period of decline. Such declines are recorded in a valuation allowance account and deducted from the cost basis of the loans. At March 31, 2003, no change was recorded. Gains on loans are recognized when realized.

Note D.  Trust Preferred Securities

      On March 26, 2003, the Company finalized its participation in FTN Financial Capital Market's and Keefe, Bruyette & Woods' pooled trust preferred offering. The Company established Britton & Koontz Statutory Trust # 1 which issued 5,000 capital securities and 155 common securities with an aggregate liquidation amount of $5 million and $155 thousand, respectively. The term of the capital securities and debentures is 30 years, callable after 5 years at the option of the Company. The initial interest rate is 4.41%, adjusting quarterly at 3-Month LIBOR plus 3.15% and capped at 11.75%.


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion is intended to present a review of the major factors affecting the financial condition and results of operations of the Company and expand on material changes since December 31, 2002.


         Financial Condition

         Assets

         The Company's total assets increased $18.2 million (6%) from $308.9 million at December 31, 2002, to $327.1 million at March 31, 2003. The increase was due to increases in investment securities (10%) due to leverage strategies as well as growth in the loan portfolio (6%) contributed by increases in commercial and mortgage related products. The Company funded the portfolio growth through increases in deposits and borrowed funds along with proceeds from security cash flows.

         Investment Securities

         The Company's investment portfolio at March 31, 2003, consists of mortgage-backed, municipal, and corporate securities. Investments securities that are deemed to be held-to-maturity (HTM) are accounted for by the amortized cost method while securities in the available-for-sale (AFS) categories are accounted for at fair value.

         Management determines the classification of its securities at acquisition. Total HTM and AFS investment securities increased 10% to $103.1 million from December 31, 2002, to March 31, 2003. Equity securities increased $17 thousand due to the payment of the 1st quarter Federal Home Loan Bank
 (FHLB) stock dividend. Equity securities are comprised of Federal Reserve Bank stock of $372 thousand, Federal Home Loan Bank stock of $2.8 million and ECD Investments, LLC membership interests of $100 thousand.


         The amortized cost of the Bank's investment securities at March 31, 2003, and December 31, 2002 are summarized in Table 1.




         TABLE 1: COMPOSITION OF INVESTMENT PORTFOLIO


                                                         Amortized Cost
                                                  ---------------------------------
                                                    03/31/03              12/31/02
                                                  ---------------------------------
   Obligations of other U.S. Government
     Agencies and Corporations                    $ 62,435,685         $ 52,544,082
   Obligations of state and
     Political Subdivisions                         33,150,362           33,147,883
   Privately Issued Collateralized
     Mortgage Obligations                              622,387              720,866
   Corporate Securities                              5,066,431            5,078,192
                                                  ============         ============
                                                  $101,274,865         $ 91,491,023
                                                  ============         ============


         Loans

         The Company's loan portfolio increased $10 million to $193 million at March 31, 2003, from $183 million at December 31, 2002. The loan to total assets ratio was 59.7% at March 31, 2003, compared to 58.9% at December 31, 2003. At March 31, 2003, the loan to deposit ratio was 78.8% compared to 78.0% at year-end.

         As rates remain low and the new markets entered by the Company continue to show strong potential for growth, management is anticipating moderate loan demand and growth in the loan portfolio for the remainder of the year. The Company sells all conforming mortgage related assets with maturities greater than 12 years in the secondary market at the time of origination so the growth in the loan portfolio is expected to be from shorter term 1-4 family mortgage loans and mortgage related commercial loan products. Table 2 presents the Bank's loan portfolio at March 31, 2003, and December 31, 2002.





         TABLE 2: COMPOSITION OF LOAN PORTFOLIO

                                                          03/31/03      12/31/02
                                                        --------------------------

 Commercial, financial & agricultural                   $ 34,103,000  $ 34,264,000
 Real estate-1-4 family 1st mortgage                      69,747,000    65,625,000
 Real estate-construction, development &
     other land loans                                      7,107,000     7,207,000
 Real estate-other mortgage related                       68,924,000    61,660,000
 Installment                                              15,282,000    15,881,000
 Other                                                       105,000       170,000
                                                        ------------  ------------
     Total loans                                        $195,268,000  $184,807,000
                                                        ============  ============



         Asset Quality

         Nonperforming assets, including non-accrual loans, other real estate, and loans 90 days or more delinquent, decreased $170 thousand to $3.7 million at March 31, 2003, from $3.9 million at year-end. The banks nonperforming loan ratio decreased to 1.01% at March 31, 2003, from 1.29% at December 31, 2002. A breakdown of nonperforming assets at March 31, 2003, and December 31, 2002 is shown in Table 3.


         TABLE 3: BREAKDOWN OF NONPERFORMING ASSETS

                                                    03/31/03       12/31/02
                                                    -----------------------
                                                     (dollars in thousands)
   Non-accrual loans by type
    Real estate                                      $   899        $ 1,513
    Installment                                           13             16
    Commercial and all other loans                       220            537
                                                     -------        -------
       Total non-accrual loans                         1,132          2,066
    Loans past due 90 days or more                       764            253
                                                     -------        -------
         Total nonperforming loans                     1,896          2,319
    Other real estate owned (net)                      1,807          1,554
                                                     -------        -------
       Total nonperforming assets                    $ 3,703        $ 3,873
                                                     =======        =======
   Nonperforming loans as a percent
    of loans, net of unearned interest
    and loans held for sale                            1.01%          1.29%
                                                     =======        =======


         Allowance for Possible Loan Losses

            The provision for possible loan losses is a charge to earnings to maintain the allowance for possible loan losses at a level consistent with management's assessment of the loan portfolio in light of current and expected economic conditions. The Company regularly reviews the allowance in an effort to maintain it at an adequate level and the analyses are used in the computation of the adequacy of the allowance at the end of each quarter. Based upon this evaluation, management believes the allowance for possible loan losses of $2.3 million at March 31, 2003, which represents 1.20% of gross loans less unearned interest (UI) and loans held for sale (LHFS) is adequate to absorb possible loan losses that may be inherent in the portfolio. At December 31, 2002, the allowance for possible loan losses was $2.1 million or 1.19% of gross loans net of UI and LHFS.

            Table 4 breaks down the allowance as to the individual components of charge-offs, recoveries and provision for the three months ended March 31, 2003 and 2002:


         TABLE 4: ACTIVITY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES


                                                      03/31/03        03/31/02
                                                      ------------------------
                                                       (dollars in thousands)
         Balance at beginning of year                 $  2,129        $  2,108
   Charge-offs:
    Real Estate                                            (59)            (36)
    Commercial                                              (3)            (23)
    Installment and other                                   (6)            (55)
   Recoveries:
    Real Estate                                              0              17
    Commercial                                              55               0
    Installment and other                                    2              17
                                                      --------        --------
   Net (charge-offs)/recoveries                            (11)            (80)
    Provision charged to operations                        135             135
                                                      --------        --------
   Balance at end of period                           $  2,253        $  2,163
                                                      ========        ========
   Allowance for loan losses as a percent
      of loans, net of unearned interest
      and loans held for sale                             1.20%           1.20%
                                                      ========        ========
   Net charge-offs as a percent of
      average loans                                       .01%            .04%
                                                      ========        ========


         Deposits

         Deposits increased to $247.8 million at March 31, 2003, compared to $233.0 million at December 31, 2002. The increase in deposits was offset by pay-downs of Federal Home Loan Bank Advances and used to fund growth in loans and investment securities.

         Capital

         Shareholders' equity totaled $29.9 million at March 31, 2003, compared to $29.3 million at December 31, 2002. The increase is primarily the result of net income and comprehensive income/(loss) over the first quarter totaling $787 thousand and ($240) thousand, respectively. Comprehensive income is the result of unrealized gains or losses in available-for-sale securities and the recognition of the fair value of certain derivative instruments. The ratio of shareholders' equity to assets decreased to 9.1% at March 31, 2003, compared to 9.5% at December 31, 2002.

         The Company maintained a total capital to risk weighted assets ratio of 14.39%, a Tier 1 capital to risk weighted assets ratio of 13.29% and a leverage ratio of 8.52%. These levels substantially exceed the minimum requirements of the regulatory agencies for well-capitalized institutions of 10.00%, 6.00% and 5.00% respectively.

         Results of Operations

         Net Income

         Net income increased to $786.8 thousand or $.37 per share from $758.2 thousand or $.36 per share. Returns on average assets and average equity for the first three months of 2003 were .98% and 10.02%, respectively, compared to 1.02% and 10.57% for the first three months in 2002.

         Net Interest Income and Net Interest Margin

         Net interest income (NII), the amount by which interest income on loans, investments and other interest earning assets exceeds interest expense on deposits and other borrowed funds, increased $224 thousand or 7% to $3.4 million for the period ended March 31, 2003, from $3.1 million during the first quarter of 2002. The growth was due primarily to a mixture of increased volumes and lower rates. The lower rate environment resulted in a decrease in NII of ($119) thousand as yields on earning assets decreased more than costs on funding liabilities. This decrease was offset by the increase in volumes of earning asset and costing liabilities resulting in an increase in NII of $343 thousand.

         Net  interest  margin  (NIM),   net  interest  income  expressed  as  a
 percentage of average earning assets was 4.44% at March 31, 2003, a slight drop from the previous year end value of 4.51%.

         Non-Interest Income. Non-interest income increased to $643 thousand for the quarter ended March 31, 2003, from $462 thousand during the same period in 2002. The increase was due to an increase of $23 thousand in service charges on deposit accounts, additional gains on sale of mortgage originations of $71 thousand and a reduction of $70 thousand in investee losses in Sumx Inc.

         Non-Interest Expense. Non-interest expense increased 14% or $335 thousand to $2.8 million for the three-month period ended March 31, 2003, over the same period in 2002, due primarily to expected increases in salaries and employee benefits costs associated with expansion into new markets.

         Pretax Income. The combination of the above factors produced a 7% increase in pretax income to $1.1 million for the quarter ended March 31, 2003, compared to $1.0 million for the same period in the previous year.

         Income Taxes. The Company recorded income tax expense of $298 thousand for the quarter ended March 31, 2003, compared to $255 thousand for the quarter ended March 31, 2002.

         Liquidity. The Company utilizes a funds management process to assist management in maintaining net interest income during times of rising or falling interest rates and in maintaining sufficient liquidity. Principal sources of liquidity for the Company are asset cash flows, customer deposits and the ability to borrow against investment securities and loans. Secondary sources of liquidity include the sale of investment and loan assets.

         The Company's cash and cash equivalents increased $2.2 million to $13.7 million at March 31, 2003, from $11.5 million at December 31, 2003. Cash provided by operating and financing activities during the first quarter of this year increased by $1.1 million and $17.9 million, respectively, while investing activities used $16.8 million. Financing activities include an increase in loans of $10.7 million along with the purchase of $15.1 million of investment securities offset by paydowns of $5.5 million.

         The Company has unsecured federal funds lines with correspondent banks and maintains the ability to draw on its line of credit with the Federal Home Loan Bank of approximately $19 and $75 million, respectively. Management believes it maintains adequate liquidity for the Company's current needs.

                       DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

 This Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 , as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Company's expectations. Forward-looking statements have been and will be made in written documents and oral presentations of the Company. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in the Company's documents or oral presentations, the words "anticipate", "believe", "estimate", "expect", "objective", "projection", "forecast", "goal" and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing market conditions, availability or cost of capital, employee workforce factors, costs and other effects of legal and administrative proceedings, and changes in federal, state or local legislative requirements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.



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



 PART II.  OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits



                                  EXHIBIT INDEX

 Exhibit                Description of Exhibit

3.1 Restated Articles of Incorporation of Britton & Koontz Capital Corporation, incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997. *

3.2 By-Laws of Britton & Koontz Capital Corporation, as amended and restated, incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1998. *

4.1 Shareholder Rights Agreement dated June 1, 1996 between Britton & Koontz Capital Corporation and Britton & Koontz First National Bank, as Rights Agent, incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997. *

10.01Employment  Agreement  dated  December 31, 2002,  between  Britton & Koontz
     Capital Corporation and W. Page Ogden. incorporated by reference to Exhibit
     10.01 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 27, 2003. *

10.02Employment  Agreement  dated  December 31, 2002,  between  Britton & Koontz
     Capital Corporation and Bazile R. Lanneau, Jr., incorporated by reference to Exhibit 10.02 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 27, 2003. *

10.03Salary  Continuation  Plan  Agreements  dated  September 26, 1994,  between
     Britton & Koontz Capital Corporation and W. Page Ogden, Bazile R. Lanneau, Jr. and James J. Cole, incorporated by reference to Exhibit 10 to Registrant's Current Report on Form 10-KSB filed with the Commission on November 14, 1994. *

10.04System  Purchase  Agreement  dated  January 22, 1996  between the Britton &
     Koontz First National Bank and InterBank Systems, Inc., incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 29, 1996 and Form 10-KSB/A, Amendment Number 1, filed with the Commission on June 14, 1996. *

10.05Britton & Koontz Capital Corporation Long-Term Incentive Compensation Plan and Amendment, incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997. *

10.06Stock Purchase  Agreement  dated  December 3, 1998,  among Britton & Koontz
     Capital  Corporation  and Sumx,  Inc.  incorporated by reference to Exhibit
     10.09 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999. *

10.07Investor Rights  Agreement  dated December 3, 1998,  among Britton & Koontz
     Capital Corporation, Summit Research, Inc., Bazile R. Lanneau, Jr. and Sumx, Inc. incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999. *

10.08Voting  Agreement  dated  December 3, 1998,  among Britton & Koontz Capital
     Corporation, Summit Research, Inc. and Bazile R. Lanneau, Jr. incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999. *

10.09Management  Service  Agreement  dated  December  3, 1998,  among  Britton &
     Koontz Capital Corporation, Sumx, Inc. and Bazile R. Lanneau, Jr. incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999. *

11   Statement re: computation of per share earnings

99.1 Section 906 - Certification of Chief Executive Officer

99.2 Section 906 - Certification of Chief Financial Officer


* As indicated in the column entitled "Description of Exhibits" this exhibit is incorporated by reference to another filing or document

(b)   Reports on Form 8-K

            On January 28, 2003, the Company filed a current report on Form 8-K, reporting 2002 earnings.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.









                                   BRITTON & KOONTZ CAPITAL CORPORATION




Date:  May 14, 2003                /s/ W. Page Ogden
                                   -------------------------------------------
                                   W. Page Ogden
                                   Chairman and Chief Executive Office




Date:  May 14, 2003                 /s/ Bazile R. Lanneau, Jr.
                                    ------------------------------------------
                                    Bazile R. Lanneau, Jr
                                    Vice President and Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


      I, W. Page Ogden, certify that:



      1. I have reviewed this quarterly report on Form 10QSB of Britton & Koontz Capital Corporation;

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c)  presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: May 14, 2003                           /s/ W. Page Ogden
                                             ------------------------------
                                             W. Page Ogden
                                             Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


      I, Bazile R. Lanneau, Jr., certify that:



      1. I have reviewed this quarterly report on Form 10QSB of Britton & Koontz Capital Corporation;

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c)  presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






Date: May 14, 2003                           /s/ Bazile R. Lanneau, Jr.
                                             -------------------------------
                                             Bazile R. Lanneau, Jr.
                                             Chief Financial Officer

                                   EXHIBIT 11


                 STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE

                                   EXHIBIT 11

                 Statement Re: Computation of Per Share Earnings




                                                        Three Months Ended
                                                               March
                                                     ------------------------
                                                        2003         2002
                                                     -----------  -----------

Basic:
   Average shares outstanding:                         2,113,087    2,109,055

Net income                                           $   786,814  $   758,229
                                                     ===========  ===========

Net income per share                                 $      0.37  $      0.36
                                                     ===========  ===========


Diluted:
   Average shares outstanding:                         2,113,087    2,109,055

       Net effect of the assumed
        exercise of stock options
        based on the treasury stock
        method using average market
        price for the period                                 887        3,258
                                                     -----------  -----------

                          Total                        2,113,974    2,112,313
                                                     ===========  ===========

Net income                                           $   786,814  $   758,229
                                                     ===========  ===========

Net income per share                                 $      0.37  $      0.36
                                                     ===========  ===========

                                  EXHIBIT 99.1

             SECTION 906 - CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                                                                  EXHIBIT 99.1




                    Certification of Chief Executive Officer
                          Pursuant to 18 U.S.C.ss.1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


      In connection with the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, of Britton & Koontz Capital Corporation (the "Company"), as filed with the Securities Exchange Commission on the date hereof (the "Quarterly Report"), I, W. Page Ogden, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1) the Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






Date: May 14, 2003                  /s/ W. Page Ogden
                                    ------------------------------
                                    W. Page Ogden,
                                    Chief Executive Officer

                                  EXHIBIT 99.2

             SECTION 906 - CERTIFICATION OF CHIEF FINANCIAL OFFICER

                                                                  EXHIBIT 99.2




                    Certification of Chief Financial Officer
                          Pursuant to 18 U.S.C.ss.1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


      In connection with the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, of Britton & Koontz Capital Corporation (the "Company"), as filed with the Securities Exchange Commission on the date hereof (the "Quarterly Report"), I, Bazile R. Lanneau, Jr., Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(3) the Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(4) the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






Date: May 14, 2003                  /s/ Bazile R. Lanneau, Jr.
                                    ------------------------------------
                                    Bazile R. Lanneau, Jr.,
                                    Chief Financial Officer