Form 10QSB
period 2003-06-30
BRITTON & KOONTZ CAPITAL CORP
filed 2003-08-14
CIK 707604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2003.

[  ]     Transition  Report Under Section 13 or 15(d) of the Securities Exchange
         Act of 1934


                         Commission File Number 0-22606



                      BRITTON & KOONTZ CAPITAL CORPORATION
        (Exact name of small business issuer as specified in its charter)


       Mississippi                                       64-0665423
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                   500 Main Street, Natchez, Mississippi 39120
                    (Address of principal executive offices)


                                  601-445-5576
                           (Issuer's telephone number)



      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                       2,113,087 Shares of Common Stock, Par Value $2.50, were outstanding as of August 1, 2003.




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


         Item 2. Management's Discussion and Analysis of Financial Condition and Results Operations

         Item 3.  Controls and Procedures



PART II.     OTHER INFORMATION


         Item 4.  Submission of Matters to a Vote of Security Holders


         Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES

PART I            FINANCIAL INFORMATION

         Item 1.  Financial Statements







                                  BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                 FOR THE PERIODS ENDED




                                                       A S S E T S


                                                                                        June 30,           December 31,
 ASSETS:                                                                                  2003                 2002
                                                                                  ------------------   ------------------
 Cash and due from banks:
         Non-interest bearing                                                           $ 8,114,349          $ 8,914,638
         Interest bearing                                                                   409,172            2,562,236
                                                                                  ------------------   ------------------
                Total cash and due from banks                                             8,523,521           11,476,874

 Federal funds sold                                                                               -            3,560,000
 Investment Securities:
         Held-to-maturity (market value, in 2003 and 2002,
             of $45,404,348 and $34,305,172, respectively)                               43,087,171           33,147,883
         Available-for-sale (amortized cost, in 2003 and 2002,
             of $68,785,027 and $58,343,140, respectively)                               70,662,371           60,565,938
         Equity securities                                                                3,865,800            3,345,200
 Loans, less unearned income of $11,097 in 2003 and
             $14,782 in 2002, and allowance for loan losses of
             $2,270,924 in 2003 and $2,129,328 in 2002                                  192,305,091          178,268,969
 Loans held for sale                                                                     10,567,301            4,393,397
 Bank premises and equipment, net                                                         7,108,230            7,022,975
 Other real estate, net of accumulated reserve of $66,256                                 1,563,275            1,554,323
 Accrued interest receivable                                                              2,180,659            2,123,114
 Cash surrender value of life insurance                                                     888,255              900,550
 Deposit Premium                                                                          1,149,930            1,203,738
 Other assets                                                                             1,277,871            1,316,327
                                                                                  ------------------   ------------------

 TOTAL ASSETS                                                                          $343,179,476        $ 308,879,288
                                                                                  ==================   ==================





                                          LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                        June 30,           December 31,
 LIABILITIES:                                                                             2003                 2002
                                                                                  -----------------    -----------------
 Deposits
         Non-interest bearing                                                           $34,032,034          $33,843,654
         Interest bearing                                                               203,160,189          199,168,384
                                                                                  ------------------   ------------------
                Total deposits                                                          237,192,223          233,012,038

 Federal Home Loan Bank advances                                                         65,765,145           41,315,484
 Securities sold under repurchase agreements                                              2,340,000            2,141,790
 Accrued interest payable                                                                   944,358              956,438
 Advances from borrowers for taxes and insurance                                            214,626              326,242
 Accrued taxes and other liabilities                                                      1,784,030            1,797,823
 Trust Preferred Securities                                                               5,000,000                    -
                                                                                  ------------------   ------------------
                Total liabilities                                                       313,240,381          279,549,814
                                                                                  ------------------   ------------------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
 Common stock - $2.50 par value per share;
         12,000,000 shares authorized; 2,127,587 and 2,113,087 issued and outstanding for June 30, 2003 and December 31, 2002,
         respectively                                                                     5,318,968            5,318,968
 Additional paid-in capital                                                               7,225,408            7,225,408
 Retained earnings                                                                       16,082,175           15,304,539
 Accumulated other comprehensive income                                                   1,569,920            1,737,934
                                                                                  ------------------   ------------------
                                                                                         30,196,470           29,586,849
 Cost of 14,500 shares of common stock held by the company                                 (257,375)            (257,375)
                                                                                  ------------------   ------------------
                Total stockholders' equity                                               29,939,095           29,329,474

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $343,179,476        $ 308,879,288
                                                                                  ==================   ==================





              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                   Three Months Ended                 Six Months Ended
                                                                        June 30,                          June 30,
                                                            --------------------------------  --------------------------------

                                                                 2003             2002             2003             2002
                                                            ---------------  ---------------  ---------------  ---------------

 INTEREST INCOME:
 Interest and fees on loans                                     $3,720,863       $3,694,531       $7,325,164       $7,487,549
 Interest on investment securities:
     Taxable interest income                                       887,374          881,570        1,785,355        1,773,132
     Exempt from federal taxes                                     401,715          402,135          811,324          803,216
 Interest on federal funds sold                                        560            1,760           10,034           13,074
                                                            ---------------  ---------------  ---------------  ---------------

 Total interest income                                           5,010,512        4,979,997        9,931,877       10,076,971
                                                            ---------------  ---------------  ---------------  ---------------

 INTEREST EXPENSE:

 Interest on deposits                                            1,031,819        1,273,038        2,097,688        2,676,054
 Interest on other borrowed funds                                  542,358          529,229        1,033,867        1,075,266
 Interest on securities sold under repurchase agreements             8,857           12,605           20,448           32,339
                                                            ---------------  ---------------  ---------------  ---------------

 Total interest expense                                          1,583,033        1,814,872        3,152,003        3,783,659
                                                            ---------------  ---------------  ---------------  ---------------

 NET INTEREST INCOME                                             3,427,479        3,165,124        6,779,874        6,293,311

 Provision for loan losses                                         135,000          193,000          270,000          328,000
                                                            ---------------  ---------------  ---------------  ---------------
 NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                 3,292,479        2,972,124        6,509,874        5,965,311
                                                            ---------------  ---------------  ---------------  ---------------


 OTHER INCOME:

 Service charges on deposit accounts                               329,988          315,475          648,655          610,862
 Income from fiduciary activities                                    8,698            9,852           23,103           23,203
 Insurance premiums and commissions                                   (239)           1,438             (178)           2,466
 Gain/(loss) on sale of ORE                                        (11,953)           7,710           (5,953)         (12,192)
 Gain/(loss) on sale of mortgage loans                             181,670           55,525          324,195          127,478
 Gain/(loss) on sale of other assets                                 1,354           (2,250)             (71)          (5,350)
 Equity investee gains/(losses)                                          -          (72,575)               -         (142,523)
 Other                                                             175,703          128,505          338,964          301,665
                                                            ---------------  ---------------  ---------------  ---------------

 Total other income                                                685,220          443,680        1,328,716          905,607
                                                            ---------------  ---------------  ---------------  ---------------




                                                                   Three Months Ended                 Six Months Ended
                                                                        June 30,                          June 30,
                                                            --------------------------------  --------------------------------

                                                                 2003             2002             2003             2002
                                                            ---------------  ---------------  ---------------  ---------------

 OTHER EXPENSES:

 Salaries                                                        1,410,796        1,193,457        2,815,535        2,377,701
 Employee benefits                                                 229,045          196,765          434,372          396,867
 Director fees                                                      43,852           41,570           86,987           82,010
 Net occupancy expense                                             193,055          192,082          388,562          375,144
 Equipment expenses                                                249,609          245,681          481,050          476,796
 FDIC assessment                                                     9,167            9,347           17,852           18,616
 Stationery and supplies                                            74,252           69,909          145,753          124,957
 Other real estate expense                                          16,147            7,618           23,705           12,889
 Amortization of deposit premium                                    26,904           26,904           53,808           53,808
 Other                                                             678,250        1,249,503        1,259,487        1,755,572
                                                            ---------------  ---------------  ---------------  ---------------

 Total other expenses                                            2,931,077        3,232,837        5,707,113        5,674,360
                                                            ---------------  ---------------  ---------------  ---------------


 INCOME BEFORE INCOME TAX EXPENSE                                1,046,622          182,967        2,131,477        1,196,558

 Income tax expense                                                379,612           24,032          677,653          279,394
                                                            ---------------  ---------------  ---------------  ---------------

 NET INCOME                                                      $ 667,010        $ 158,935       $1,453,824        $ 917,164
                                                            ===============  ===============  ===============  ===============


 EARNINGS PER SHARE DATA:

 Basic earnings per share                                           $ 0.32           $ 0.08           $ 0.69           $ 0.43
                                                            ===============  ===============  ===============  ===============
 Basic weighted shares outstanding                               2,113,087        2,109,055        2,113,087        2,109,055
                                                            ===============  ===============  ===============  ===============


 Diluted earnings per share                                         $ 0.31           $ 0.08           $ 0.69           $ 0.43
                                                            ===============  ===============  ===============  ===============
 Diluted weighted shares outstanding                             2,117,686        2,113,799        2,114,654        2,112,136
                                                            ===============  ===============  ===============  ===============






                                                                BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                                                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                   FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002




                                           Common Stock                                    Accumulated
                                      ----------------------  Additional                      Other                        Total
                                                               Paid-in       Retained     Comprehensive    Treasury    Stockholders'
                                       Shares       Amount     Capital       Earnings        Income         Stock        Equity
                                      ---------  -----------  -----------  -------------  -------------  ------------  -------------

 Balance at December 31, 2001         2,109,055  $ 5,308,888  $ 7,189,563  $ 15,373,489   $    676,575   $  (257,375)  $ 28,291,140

 Comprehensive Income:
     Net income                               -            -            -       917,164              -             -        917,164

     Other comprehensive
        income (net of tax):
     Net change in unrealized
        gain/(loss) on securities
        available for sale, net
        of taxes of $212,421                                                                   476,500                      476,500
 Other Comprehensive gains from
        derivates, net of
        reclassification
        adjustment of $19,634                                                                   91,604                       91,604

 Cash Dividend declared
        $.31 per share                                                         (653,807)                                   (653,807)

                                      ---------  -----------  -----------  -------------  -------------  ------------  -------------
 Balance at June 30, 2002             2,109,055  $ 5,308,888  $ 7,189,563  $ 15,636,847   $   1,244,679  $  (257,375)  $ 29,122,602
                                      =========  ===========  ===========  =============  =============  ============  =============


 Balance at December 31, 2002         2,113,087  $ 5,318,968  $ 7,225,408  $ 15,304,539   $  1,737,934   $  (257,375)  $ 29,329,474

 Comprehensive Income:
     Net income                               -            -            -     1,453,824              -             -      1,453,824

     Other comprehensive
        income (net of tax):
     Net change in unrealized
        gain/(loss) on securities
        available for sale, net
        of taxes of $128,857                                                                  (216,103)                    (216,103)
 Other Comprehensive gains from
        derivates, net of
        reclassification
        adjustment of $28,608                                                                   48,089                       48,089

 Cash Dividend declared
        $.32 per share                                                         (676,188)                                   (676,188)

                                      ---------  -----------  -----------  -------------  -------------  ------------  -------------
 Balance at June 30, 2003             2,113,087  $ 5,318,968  $ 7,225,408  $ 16,082,175   $  1,569,920   $  (257,375)  $ 29,939,095
                                      =========  ===========  ===========  =============  =============  ============  =============








              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             PERIODS ENDED JUNE 30,


                                                                                                2003                   2002
                                                                                       ------------------     ------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                                   $1,453,824              $ 917,164
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
               Deferred income taxes                                                             418,536                403,083
               Provision for loan losses                                                         270,000                328,000
               Provision for depreciation                                                        767,782                389,029
               Stock dividends received                                                          (36,900)               (41,000)
               (Gain)/loss on sale of other real estate                                            5,953                 12,192
               (Gain)/loss on sale of other repossessed assets                                        71                  5,350
               (Gain)/loss on sale of mortgage loans                                            (324,195)              (127,478)
               Amortization/(accretion) of investment security
               premiums (discounts), net                                                         228,581                (40,532)
               Amortization of valuation adjustment on acquired loans                                  -                  5,190
               Amortization of deposit premium                                                    53,808                 53,808
               Equity in investee (gains)/losses                                                       -                142,523
               Writedown of other real estate                                                          -                138,725
               Writedown of other repossessed assets                                                   -                  2,900
               (Increase)/decrease in accrued interest receivable                                (57,545)               (95,216)
               (Increase)/decrease in cash surrender value                                        12,295                (24,607)
               (Increase)/decrease in other assets                                                79,651                 54,596
               (Increase)/decrease in accrued interest payable                                   (12,080)              (383,601)
               (Increase)/decrease in accrued taxes and other liabilities                       (332,378)              (505,553)
                                                                                       ------------------     ------------------

               Net cash provided (used) by operating activities                                2,527,403              1,234,573
                                                                                       ------------------     ------------------


 CASH FLOWS FROM INVESTING ACTIVITIES
               (Increase)/decrease in federal funds sold                                       3,560,000              1,050,000
               Proceeds from sales, maturities and paydowns
               of investment securities                                                       15,656,958              7,165,902
               Purchase of FHLB stock                                                           (483,700)                     -
               Purchases of investment securities                                            (36,265,922)           (15,519,539)
               (Increase)/decrease in loans                                                  (20,733,858)             3,338,343
               Proceeds from sale and transfers of other real estate                             554,394                361,329
               Proceeds from sale and transfers of other repossessed assets                       44,157                 48,850
               Purchase of premises and equipment                                               (853,037)              (379,641)
                                                                                       ------------------     ------------------

               Net cash provided (used) by financing activities                              (38,521,008)            (3,934,756)
                                                                                       ------------------     ------------------


 CASH FLOWS FROM FINANCING ACTIVITIES
               Increase /(decrease) in customer deposits                                       4,180,185             (3,321,971)
               Increase /(decrease) in securities sold under
               repurchase agreements                                                             198,210               (913,017)
               Increase /(decrease) in FHLB advances                                          24,449,661              1,482,087
               Increase /(decrease) in advances from borrowers
               for taxes and insurance                                                          (111,616)              (110,305)
               Increase /(decrease) in Trust Preferred Securities                              5,000,000                      -
               Cash dividends paid                                                              (676,188)              (653,807)
                                                                                       ------------------     ------------------

               Net cash provided (used) by financing activities                               33,040,252             (3,517,013)
                                                                                       ------------------     ------------------

 NET INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS                                           (2,953,353)            (6,217,196)
                                                                                       ------------------     ------------------

 CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                               11,476,874             14,559,236
                                                                                       ------------------     ------------------
 CASH AND DUE FROM BANKS AT END OF PERIOD                                                     $8,523,521             $8,342,040
                                                                                       ==================     ==================






SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
                                                                                                2003                   2002
                                                                                       ------------------     ------------------



               Cash paid during the year for interest                                         $3,164,083             $4,167,260
                                                                                       ==================     ==================

               Cash paid during the year for income taxes                                      $ 567,648              $ 779,896
                                                                                       ==================     ==================

               Transfers from loans foreclosed to other real estate                            $ 569,300             $1,073,096
                                                                                       ==================     ==================
               Total change in unrealized (gains) losses
                on securities available for sale                                              $ (344,960)            $ (569,520)
                                                                                       ==================     ==================

               Total change in deferred income taxes
                on securities available for sale                                              $ (128,857)            $ (212,421)
                                                                                       ==================     ==================

               Derivative gain, net of reclassification adjustment                              $ 48,089               $ 91,604
                                                                                       ==================     ==================





              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2003 AND DECEMBER 31, 2002

Note A.  Basis of Presentation

         The accompanying unaudited consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 2002, has been derived from the audited financial statements of the Company for the year then ended. The accompanying consolidated financial statements as of June 30, 2003, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position and operating results of the periods presented. Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

Note B.  Interest Rate Risk management

         On May 9, 2002, the Bank entered into an off-balance sheet interest rate swap agreement to convert existing prime based loans to a fixed rate. Under the terms of the agreement, the Bank receives a fixed rate of 7.635% and is obligated to pay a floating rate based on USD-Prime-H.15, calculated on a contractual notional amount of $5,000,000. The original term is for five years, expiring May 10, 2007. The fair value of this derivative, designated as a cash flow hedge, and considered highly effective was $474,608 at June 30, 2003, and is reflected in other assets.

Note C.  Loans Held-for-Sale

         Loans held-for-sale are primarily thirty year and fifteen year fixed rate, one to four family real estate loans which are valued at the lower of cost or market, as determined by outstanding commitments from investors or current investor yield requirements, calculated on an individual basis. Unrealized losses on loans held-for-sale are charged against income in the period of decline. Such declines are recorded in a valuation allowance account and deducted from the cost basis of the loans. At June 30, 2003, no charge was recorded. Gains on loans are recognized when realized.

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


             Financial Condition

             Assets

             The Company's total assets increased $34.3 million (11%) from $308.9 million at December 31, 2002, to $343.2 million at June 30, 2003. The increase was due to an increase in investment securities (21%) due to leverage strategies as well as growth in the loan portfolio (11%) due to an increase in commercial and mortgage related loans. Portfolio growth was funded by an increase in deposits and borrowed funds and the proceeds from security cash flows.

             Investment Securities

             The Company's investment portfolio at June 30, 2003, consists of mortgage-backed, municipal, and corporate securities. Investments securities that are deemed to be held-to-maturity are accounted for by the amortized cost method while securities in the available-for-sale categories are accounted for at fair value.

             Management determines the classification of its securities at acquisition. Total held-to-maturity and available-for-sale investment securities increased 21% to $113.7 million from December 31, 2002, to June 30, 2003. Equity securities increased $521 thousand due primarily to the purchase of Federal Home Loan Bank stock. Equity securities are comprised primarily of Federal Reserve Bank stock of $372 thousand, Federal Home Loan Bank stock of $3.3 million and ECD Investments, LLC membership interests of $100 thousand.


             The amortized cost of the Bank's investment securities at June 30, 2003, and December 31, 2002 are summarized in Table 1.


             TABLE 1: COMPOSITION OF INVESTMENT PORTFOLIO


                                                                Amortized Cost
                                                 ----------------------------------------
                                                     06/30/03                    12/31/02
                                                 ----------------------------------------
    Obligations of other U.S. Government
       Agencies and Corporations                   $ 73,140,667               $ 52,544,082
    Obligations of state and
       Political Subdivisions                        33,152,941                 33,147,883
    Privately Issued Collateralized
       Mortgage Obligations                             524,003                    720,866
    Corporate Securities                              5,054,587                  5,078,192
                                                 ==============               ============
                                                  $ 111,872,198               $ 91,491,023
                                                 ==============               ============


             Loans

             The Company's loan portfolio, excluding loans held for sale, increased $14 million to $194 million at June 30, 2003, from $180 million at December 31, 2002. The loan to total assets ratio was 56.7% at June 30, 2003, compared to 58.4% at December 31, 2002. At June 30, 2003, the loan to deposit ratio was 82.0% compared to 77.4% at year-end.

             Management anticipates continued loan growth due to a favorable interest rate environment and continued expansion of the Company's presence in the Baton Rouge, Louisiana and Vicksburg, Mississippi markets. Fixed rate conforming mortgage assets with maturities greater than 12 years are sold in the secondary market at the time of origination. Table 2 presents the Bank's loan portfolio composition at June 30, 2003, and December 31, 2002.

             TABLE 2: COMPOSITION OF LOAN PORTFOLIO

                                                   06/30/03         12/31/02
                                               ---------------  ---------------

Commercial, financial & agricultural           $   35,141,000   $   34,264,000
Real estate-1-4 family 1st mortgage                75,608,000       65,625,000
Real estate-construction, development &
       other land loans                             7,297,000        7,207,000
Real estate-other mortgage related                 72,094,000       61,660,000
Installment                                        14,869,000       15,881,000
Other                                                 145,000          170,000
                                                -------------   ---------------
       Total loans                              $ 205,154,000   $  184,807,000
                                                =============   ===============

             Asset Quality

             Nonperforming  assets,  including  non-accrual  loans,  other  real estate and loans 90 days or more delinquent decreased $426 thousand to $3.4 million at June 30, 2003, from $3.9 million at year-end. The bank's nonperforming loan ratio decreased to .97% at June 30, 2003, from 1.29% at December 31, 2002. A breakdown of nonperforming assets at June 30, 2003, and December 31, 2002, is shown in Table 3.


             TABLE 3: BREAKDOWN OF NONPERFORMING ASSETS

                                                         06/30/03      12/31/02
                                                       ----------    -----------
                                                         (dollars in thousands)
    Non-accrual loans by type
      Real estate                                       $     537     $    1,513
      Installment                                              11             16
      Commercial and all other loans                          389            537
                                                       ----------     ----------
          Total non-accrual loans                             937          2,066
      Loans past due 90 days or more                          947            253
                                                       ----------     ----------
          Total nonperforming loans                         1,884          2,319
      Other real estate owned (net)                         1,563          1,554
                                                       ----------     ----------
          Total nonperforming assets                    $   3,447      $   3,873
                                                           ======     ==========
    Nonperforming loans as a percent
      of loans, net of unearned interest
      and loans held for sale                                .97%          1.29%
                                                           ======     ==========


             Allowance for Possible Loan Losses

             The provision for possible loan losses is a charge to earnings to maintain the allowance for possible loan losses at a level consistent with management's assessment of the loan portfolio in light of current and expected economic conditions. The Company regularly reviews the allowance in an effort to maintain it at an adequate level and the analyses are used in the computation of the adequacy of the allowance at the end of each quarter. Based upon this evaluation, management believes the allowance for possible loan losses of $2.3 million at June 30, 2003, which represents 1.17% of gross loans less unearned interest and loans held for sale, is adequate to absorb possible loan losses that may be inherent in the portfolio. At December 31, 2002, the allowance for possible loan losses was $2.1 million or 1.19% of gross loans net of unearned interest and loans held for sale.

             Table 4 details allowance activity for the six months ended June 30, 2003 and June 30, 2002:


             TABLE 4: ACTIVITY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES


                                                     06/30/03         06/30/02
                                                    -----------     -----------
                                                       (dollars in thousands)

Balance at beginning of year                        $    2,129       $   2,108
    Charge-offs:
      Real Estate                                        (179)            (222)
      Commercial                                           (3)            (108)
      Installment and other                               (13)            (164)
    Recoveries:
      Real Estate                                           0               34
      Commercial                                           56                0
      Installment and other                                11               24
                                                   ----------       ----------
    Net (charge-offs)/recoveries                         (128)            (436)
      Provision charged to operations                     270              328
                                                   ----------       ----------
    Balance at end of period                        $   2,271        $   2,000
                                                   ==========       ==========
    Allowance for loan losses as a percent
      of loans, net of unearned interest
      and loans held for sale                           1.17%            1.12%
                                                   ==========       ==========
Net charge-offs as a percent of
    average loans                                        .07%             .24%
                                                   ==========       ===========


             Potential Problem Loans

             At June 30, 2003, the Company had no loans, other than those disclosed in the tables above, that management had significant doubts as to the ability of the borrower to comply with current repayment terms.

             Deposits

             Total deposits increased $4.2 million from $233.0 million at December 31, 2002 to $237.2 million at June 30, 2003. Money market accounts increased $3.7 million and public funds demand deposits increased $ 2.5 million due to competitive pricing and a $1.8 million shift from certificates of deposit.

             Borrowings

             Total Federal Home Loan Bank advances increased $24.5 million from $41.3 million at December 31, 2002 to $65.8 million at June 30, 2003. These advances were used to fund a $20.7 million increase in loans along with leveraging strategies in connection with the issue of $5 million in Trust Preferred Securities.



             Capital

             Shareholders' equity totaled $29.9 million at June 30, 2003, compared to $29.3 million at December 31, 2002. The increase is primarily the result of net income, dividends paid and the change in comprehensive income/
(loss) over the first six months totaling $1.5 million, $677 thousand and ($168) thousand, respectively. Comprehensive income is the result of unrealized gains or losses in available-for-sale securities and the recognition of the fair value of certain derivative instruments. The ratio of shareholders' equity to assets decreased to 8.7% at June 30, 2003, compared to 9.5% at December 31, 2002.

             The Company maintained a total capital to risk weighted assets ratio of 13.71%, a Tier 1 capital to risk weighted assets ratio of 12.65% and a leverage ratio of 7.98% at June 30, 2003. These levels substantially exceed the minimum requirements of the regulatory agencies for well-capitalized institutions of 10.00%, 6.00% and 5.00% respectively.


             Results of Operations

             Net Income

             Net income for the three months ended June 30, 2003, increased significantly to $667 thousand or $0.31 per diluted share compared to $159 thousand or $0.08 per share for the same period in 2002. Returns on average assets and average equity were .78% and 8.83%, for 2003, compared to .21% and 2.18% in 2002. The increase in net income is primarily due to a $263 thousand (8%) increase in net interest income, a $241 thousand (54%) increase in non-interest income, and a $302 thousand decrease in non-interest expense.

             For the six months ended June 30, 2003, net income and diluted earnings per share were $1.4 million and $0.69 per share compared to $917 thousand and $0.43 per share for the same period in 2002.

             Net Interest Income and Net Interest Margin

             Net interest income (interest income less interest expense) increased $263 thousand or 8% to $3.4 million for the three months ended June 30, 2003, compared to $3.2 million for the same period in 2002. The increase in net interest income is primarily attributable to a 16% increase in the volume of average earning assets which contributed $444 thousand to net interest income. A lower interest rate environment contributed a corresponding $181 thousand decrease to net interest income as the interest rate spread, the difference between the percentage yield on earning assets and the percentage cost of interest bearing liabilities narrowed from 4.03% to 3.85%. Net interest margin (net interest income expressed as a percentage of average earning assets) decreased from 4.55% to 4.25%

             For the six months ended June 30, 2003, net interest income increased $487 thousand to $6.8 million compared to $6.3 million for the same period in 2002 due primarily to a 12.4% increase in the volume of average earning assets. Net interest margin decreased from 4.50% to 4.32%.

             Non-Interest Income

             Non-interest income increased $241 thousand to $685 thousand for the three months ended June 30, 2003, from $444 thousand during the same period in 2002. The improvement was due primarily to increases of $15 thousand in service charges on deposit accounts and $126 thousand in gains on the sale of mortgage loans and the elimination of $73 thousand in equity investee losses attributable to Sumx Inc. Contributing to this increase were fees received by the Company from the origination of $34 million of mortgage loans in the second quarter of 2003, representing a 167% increase from the $13 million of mortgage loans originated during the same period in 2002.

             For the six months ended June 30, 2003, non interest income increased $423 thousand from $906 thousand to $1.3 million.

             Non-Interest Expense

             Non-interest expense decreased 9% or $302 thousand to $2.9 million for the three-month period ended June 30, 2003, over the same period in 2002. Second quarter of 2002 included pre-tax charges of $134 thousand in valuation write down of other real estate owned and $549 thousand charge-off of all debt and receivables from Sumx Inc. The Company holds a 37% preferred equity interest in Sumx, an Internet banking solutions provider.

             Non-interest expense remained stable at $5.7 million for the six months ended June 30, 2003.

             Income Taxes

             The Company recorded income tax expense of $380 thousand for the three months ended June 30, 2003, compared to $24 thousand for the same period in 2002.

             Income tax for the six months ended June 30, 2003 was $678 thousand compared to $279 thousand during the same period in 2002.

             Liquidity

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

             The Company has established liquidity contingency plan to guide the bank in the event of a liquidity. The plan describes the normal operating environment, prioritizes funding options and outlines management responsibilities and board notification procedures.

             The Company's cash and cash equivalents decreased $3.0 million to $8.5 million at June 30, 2003, from $11.5 million at December 31, 2002. Cash provided by operating and financing activities during the second quarter of this year was $2.5 million and $33.0 million, respectively, while investing activities used $38.5 million. Investing activities include an increase in loans of $20.7 million along with the purchase of $36.3 million of investment securities offset by pay downs of $15.7 million.

             The Company has unsecured federal funds lines with correspondent banks and maintains the ability to draw on its line of credit with the Federal Home Loan Bank of approximately $22 and $54 million, respectively. Management believes it maintains adequate liquidity for the Company's current needs.




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

Item 3.      Controls and Procedures

             As of the end of the period covered by this quarterly report on Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a vote of Security holders.

       (a) Our Annual Meeting was held on April 29, 2003; 2003.

       (b) The following directors were re-elected by Shareholders at the Annual
           Meeting:

           For  three-year  terms  expiring  in 2006: (Class I)  A. J. Ferguson,
           W. Page Ogden,  Bethany L. Overton,  and Robert R. Punches.


        Directors whose term of office as a director continued after the meeting and the expiration date of their current term are: (Class II-Expiring in 2004) W. W. Allen, Jr., Craig A. Bradford, D.M.D., and Vinod K. Thukral, Ph.D. (Class III-Expiring in 2005) Bazile R. Lanneau, Jr., Albert W. Metcalfe, R. Andrew Patty II

        (c) The following directors were elected to serve three-year terms expiring in 2006 by Shareholders at the Annual Meeting by the votes indicated:

                           For           Against      Abstain      Total

A. J. Ferguson           1,521,293        59,360         0       1,580,653
W. Page Ogden            1,521,293        59,360         0       1,580,653
Bethany L. Overton       1,439,069       141,584         0       1,580,653
Robert R. Punches        1,442,893       137,760         0       1,580,653



Item 6.      Exhibits and Reports on Form 8-K

(a)      Exhibits

                                  EXHIBIT INDEX

Exhibit                             Description of Exhibit

3.1 Restated Articles of Incorporation of Britton & Koontz Capital Corporation, incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997. *

3.2 By-Laws of Britton & Koontz Capital Corporation, as amended and restated, incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1998. *

4.1 Shareholder Rights Agreement dated June 1, 1996 between Britton & Koontz Capital Corporation and Britton & Koontz First National Bank, as Rights Agent, incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997. *

31.1  Certifications  of the Chief Executive  Officer,  as required  pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

31.2  Certifications  of the Chief Financial  Officer,  as required  pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

32.1  Certifications  of the Chief Executive  Officer,  as required  pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

32.2  Certifications  of the Chief Financial  Officer,  as required  pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002


   * As indicated in the column entitled "Description of Exhibits" this exhibit is incorporated by reference to another filing or document

(b)      Reports on Form 8-K

                 On April 18, 2003, the Company filed a current report on Form 8-K, reporting that May & Company, its certifying accountant, had notified the Company that May & Company would decline to stand for re-election as the Company's certifying accountant for the fiscal year ended December 31, 2003.

                 On April 22, 2003, the Company filed a current report on Form 8-K, reporting 1st quarter 2003 earnings.

                 On April 24, 2003, the Company filed on Form 8-K/A an amendment to the current report on Form 8-K filed on April 22, 2003, due to a change in Form 8-K concerning the press release dated April 22, 2003 announcing 1st quarter 2003 earnings.

                 On May 21, 2003, the Company filed a current report on Form 8-K, declaring a semi-annual dividend of $0.32 per share.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                      BRITTON & KOONTZ CAPITAL CORPORATION




Date:     August 14, 2003            /s/ W. Page Ogden
                                     ___________________________________________
                                     W. Page Ogden
                                     Chairman and Chief Executive Officer




Date:     August 14, 2003             /s/ Bazile R. Lanneau, Jr.
                                      __________________________________________
                                      Bazile R. Lanneau, Jr.
                                      Vice President and Chief Financial Officer

                                  EXHIBIT 31.1

             SECTION 302 - CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                                                                   EXHIBIT 31.1



                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


         I, W. Page Ogden, certify that:



         1. I have reviewed this quarterly report on Form 10-QSB of Britton & Koontz Capital Corporation;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Small business issuer as of, and for, the periods presented in this report;

         4. The Small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the Small business issuer and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the Small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by the report based on such evaluation; and

         c) disclosed in this report any change in the Small business issuer's internal control over financial reporting that occurred during the Small business issuer's most recent fiscal quarter (the Small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Small business issuer's internal control over financial reporting; and

         5. The Small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Small business issuer's auditors and the audit committee of the Small business issuer's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Small business issuer's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Small business issuer's internal control over financial reporting.





Date: August 14, 2003                         /s/ W. Page Ogden
                                              __________________________________
                                              W. Page Ogden
                                              Chief Executive Officer

                                  EXHIBIT 31.2

             SECTION 302 - CERTIFICATION OF CHIEF FINANCIAL OFFICER



                                                                   EXHIBIT 31.2



                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


         I, Bazile R Lanneau, Jr., certify that:



         1. I have reviewed this quarterly report on Form 10-QSB of Britton & Koontz Capital Corporation;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Small business issuer as of, and for, the periods presented in this report;

         4. The Small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the Small business issuer and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the Small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by the report based on such evaluation; and

         c) disclosed in this report any change in the Small business issuer's internal control over financial reporting that occurred during the Small business issuer's most recent fiscal quarter (the Small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Small business issuer's internal control over financial reporting; and

         5. The Small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Small business issuer's auditors and the audit committee of the Small business issuer's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Small business issuer's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Small business issuer's internal control over financial reporting.






Date: August 14, 2003                            /s/ Bazile R. Lanneau, Jr.
                                                 _______________________________
                                                 Bazile R. Lanneau, Jr.
                                                 Chief Financial Officer

                                  EXHIBIT 32.1

             SECTION 906 - CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                                                                  EXHIBIT 32.1








                    Certification of Chief Executive Officer
                         Pursuant to 18 U.S.C. ss. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


         In connection with the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, of Britton & Koontz Capital Corporation (the "Company"), as filed with the Securities Exchange Commission on the date hereof (the "Quarterly Report"), I, W. Page Ogden, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1) the Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






Date: August 14, 2003                            /s/ W. Page Ogden
                                                 _______________________________
                                                 W. Page Ogden
                                                 Chief Executive Officer

                                  EXHIBIT 32.2

             SECTION 906 - CERTIFICATION OF CHIEF FINANCIAL OFFICER

                                                                  EXHIBIT 32.2







                    Certification of Chief Financial Officer
                         Pursuant to 18 U.S.C. ss. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


         In connection with the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, of Britton & Koontz Capital Corporation (the "Company"), as filed with the Securities Exchange Commission on the date hereof (the "Quarterly Report"), I, Bazile R. Lanneau, Jr., Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1) the Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.








Date: August 14, 2003                       /s/ Bazile R. Lanneau, Jr.
                                            ____________________________________
                                            Bazile R. Lanneau, Jr.
                                            Chief Financial Officer