Form 10QSB
period 2003-09-30
BRITTON & KOONTZ CAPITAL CORP
filed 2003-11-14
CIK 707604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2003.

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

             2,113,087 Shares of Common Stock, Par Value $2.50, were outstanding as of November 1, 2003.



          Transitional Small Business Disclosure Format: Yes [ ] No [X]

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
                              FOR THE PERIODS ENDED




                                                A S S E T S


                                                                          September 30,     December 31,
 ASSETS:                                                                      2003              2002
                                                                        -----------------  ----------------
 Cash and due from banks:
       Non-interest bearing                                                  $ 7,549,961       $ 8,914,638
       Interest bearing                                                          988,868         2,562,236
                                                                        -----------------  ----------------
              Total cash and due from banks                                    8,538,829        11,476,874

 Federal funds sold                                                                    -         3,560,000
 Investment Securities:
       Held-to-maturity (market value, in 2003 and 2002,
           of $43,520,940 and $34,305,172, respectively)                      42,135,434        33,147,883
       Available-for-sale (amortized cost, in 2003 and 2002,
           of $79,178,684 and $58,343,140, respectively)                      80,466,923        60,565,938
       Equity securities                                                       4,228,700         3,345,200
 Loans, less unearned income of $9,903 in 2003 and
           $14,782 in 2002, and allowance for loan losses of
           $2,250,054 in 2003 and $2,129,328 in 2002                         199,511,645       178,268,969
 Loans held for sale                                                           3,633,195         4,393,397
 Bank premises and equipment, net                                              7,663,323         7,022,975
 Other real estate, net of accumulated reserves of $66,256
           in 2003 and $150,000 in 2002                                        1,436,275         1,554,323
 Accrued interest receivable                                                   2,115,268         2,123,114
 Cash surrender value of life insurance                                          896,712           900,550
 Deposit premium                                                               1,123,026         1,203,738
 Other assets                                                                  1,139,942         1,316,327
                                                                        -----------------  ----------------

 TOTAL ASSETS                                                              $ 352,889,272     $ 308,879,288
                                                                        =================  ================




                                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                          September 30,     December 31,
 LIABILITIES:                                                                 2003              2002
                                                                        -----------------  ----------------
 Deposits
       Non-interest bearing                                                 $ 35,021,092      $ 33,843,654
       Interest bearing                                                      199,608,775       199,168,384
                                                                        -----------------  ----------------
              Total deposits                                                 234,629,867       233,012,038

 Federal Home Loan Bank advances                                              68,740,778        41,315,483
 Federal funds purchased                                                       4,535,000                 -
 Securities sold under repurchase agreements                                   6,698,496         2,141,790
 Accrued interest payable                                                        877,415           956,438
 Advances from borrowers for taxes and insurance                                 309,850           326,242
 Accrued taxes and other liabilities                                           1,996,950         1,797,823
 Trust Preferred Securities                                                    5,000,000                 -
                                                                        -----------------  ----------------
              Total liabilities                                              322,788,356       279,549,814
                                                                        -----------------  ----------------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
 Common stock - $2.50 par value per share;
       12,000,000 shares authorized; 2,127,587 and 2,113,087 issued and outstanding for September 30, 2003 and December 31, 2002,
       respectively                                                            5,318,968         5,318,968
 Additional paid-in capital                                                    7,225,408         7,225,408
 Retained earnings                                                            16,668,969        15,304,539
 Accumulated other comprehensive income                                        1,144,946         1,737,934
                                                                        -----------------  ----------------
                                                                              30,358,291        29,586,849
 Cost of 14,500 shares of common stock held by the company                      (257,375)         (257,375)
                                                                        -----------------  ----------------
              Total stockholders' equity                                      30,100,916        29,329,474

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 352,889,272     $ 308,879,288
                                                                        =================  ================





              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                               Three Months Ended                   Nine Months Ended
                                                                 September 30,                        September 30,
                                                        --------------------------------     --------------------------------

                                                             2003             2002               2003              2002
                                                        ---------------   --------------     --------------   ---------------

 INTEREST INCOME:
 Interest and fees on loans                                $ 3,669,958      $ 3,683,276        $10,995,122       $11,170,825
 Interest on investment securities:                                                                                        -
     Taxable interest income                                   728,396          875,945          2,513,751         2,649,077
     Exempt from federal taxes                                 402,202          402,725          1,213,526         1,205,942
 Interest on federal funds sold                                    311            3,548             10,345            16,622
                                                        ---------------   --------------     --------------   ---------------

 Total interest income                                       4,800,867        4,965,494         14,732,744        15,042,466
                                                        ---------------   --------------     --------------   ---------------


 INTEREST EXPENSE:
 Interest on deposits                                          968,181        1,229,739          3,065,869         3,905,793
 Interest on other borrowed funds                              543,148          513,354          1,577,015         1,588,620
 Interest on securities sold under repurchase agreements        12,291           15,478             32,739            47,817
                                                        ---------------   --------------     --------------   ---------------

 Total interest expense                                      1,523,620        1,758,571          4,675,623         5,542,230
                                                        ---------------   --------------     --------------   ---------------


 NET INTEREST INCOME                                         3,277,247        3,206,923         10,057,121         9,500,236

 Provision for loan losses                                      60,000           77,000            330,000           405,000
                                                        ---------------   --------------     --------------   ---------------


 NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                             3,217,247        3,129,923          9,727,121         9,095,236
                                                        ---------------   --------------     --------------   ---------------


 OTHER INCOME:
 Service charges on deposit accounts                           358,389          327,938          1,007,044           938,800
 Income from fiduciary activities                                9,408            8,224             32,510            31,427
 Insurance premiums and commissions                               (461)              46               (639)            2,512
 Gain/(loss) on sale of ORE                                          -            7,623             (5,953)           (4,569)
 Gain/(loss) on sale of mortgage loans                         182,187           59,875            506,383           187,353
 Gain/(loss) on sale of premises & equipment                   (45,612)               -            (45,612)                -
 Gain/(loss) on sale of other assets                                 -             (200)               (71)           (5,550)
 Equity investee gains/(losses)                                      -          (29,390)                 -          (171,913)
 Other                                                         220,987          134,901            559,951           436,565
                                                        ---------------   --------------     --------------   ---------------

 Total other income                                            724,898          509,017          2,053,613         1,414,625
                                                        ---------------   --------------     --------------   ---------------






 OTHER EXPENSES:
 Salaries                                                    1,476,303        1,234,689          4,291,838         3,612,389
 Employee benefits                                             348,638          227,032            783,010           623,899
 Director fees                                                  42,335           46,835            129,322           128,845
 Net occupancy expense                                         212,567          198,338            601,129           573,482
 Equipment expenses                                            249,542          225,846            730,592           702,642
 FDIC assessment                                                 8,940            9,242             26,793            27,857
 Stationery and supplies                                        66,598           73,479            212,351           198,436
 Other real estate expense                                      24,626           48,769             48,331            61,659
 Amortization of deposit premium                                26,904           26,904             80,712            80,712
 Minority Interest - TPS                                        52,417                -            111,753
 Other                                                         670,192          652,123          1,870,344         2,407,695
                                                        ---------------   --------------     --------------   ---------------

 Total other expenses                                        3,179,062        2,743,257          8,886,175         8,417,616
                                                        ---------------   --------------     --------------   ---------------


 INCOME BEFORE INCOME TAX EXPENSE                              763,083          895,683          2,894,559         2,092,245

 Income tax expense                                            176,289          267,141            853,941           546,535
                                                        ---------------   --------------     --------------   ---------------


 NET INCOME                                                  $ 586,794        $ 628,542        $ 2,040,618       $ 1,545,710
                                                        ===============   ==============     ==============   ===============


 EARNINGS PER SHARE DATA:

 Basic earnings per share                                       $ 0.28           $ 0.30             $ 0.97            $ 0.73
                                                        ===============   ==============     ==============   ===============

 Basic weighted shares outstanding                           2,113,087        2,109,055          2,113,087         2,109,055
                                                        ===============   ==============     ==============   ===============


 Diluted earnings per share                                     $ 0.28           $ 0.30             $ 0.96            $ 0.73
                                                        ===============   ==============     ==============   ===============

 Diluted weighted shares outstanding                         2,116,673        2,111,986          2,115,390         2,112,122
                                                        ===============   ==============     ==============   ===============





                                       BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                       FOR THE NINE MONTHS ENDED SEPTEMER 30, 2003 AND 2002




                                                                                              Accumulated
                                                 Common Stock      Additional                   Other                     Total
                                            ---------------------   Paid-in     Retained    Comprehensive   Treasury   Stockholders'
                                              Shares      Amount    Capital     Earnings        Income        Stock       Equity
                                            ---------  ---------- -----------  -----------  -------------- ----------- ------------

 Balance at December 31, 2001               2,109,055  $5,308,888  $7,189,563  $15,373,489   $   676,575    $(257,375)  $28,291,140

 Comprehensive Income:
     Net income                                     -           -           -    1,545,710             -                  1,545,710

     Other comprehensive income (net of tax)
     Net change in unrealized gain/(loss)
        on securities available for sale,
        net of taxes for $516,270                                                                869,301                    869,301
 Other Comprehensive gains from
        derivates, net of reclassification
        adjustment of $138,754                                                                   236,238                    236,238

 Cash Dividend declared
        $.31 per share                                                            (653,807)                                (653,807)

                                            --------- ----------- ----------- ------------- -------------- ----------- -------------
 Balance at September 30, 2002              2,109,055  $5,308,888  $7,189,563  $16,265,392   $ 1,782,114    $(257,375)  $30,288,582
                                            ========= =========== =========== ============= ============== =========== =============


 Balance at December 31, 2002               2,113,087  $5,318,968  $7,225,408  $15,304,539   $ 1,737,934    $(257,375)  $29,329,474

 Comprehensive Income:
     Net income                                     -           -           -    2,040,618             -                  2,040,618

     Other comprehensive income (net of tax)
     Net change in unrealized gain/(loss)
        on securities available for sale,
        net of taxes of $348,59                                                                 (585,790)                  (585,790)
 Other Comprehensive gains from
        derivates, net of reclassification
        adjustment of $4,282                                                                      (7,198)                    (7,198)

 Cash Dividend declared
        $.32 per share                                                            (676,188)                                (676,188)

                                            --------- -----------------------------------------------------------------------------
 Balance at September 30, 2003              2,113,087  $5,318,968  $7,225,408  $16,668,969   $ 1,144,946    $(257,375)  $30,100,916
                                            ========= =============================================================================




              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           PERIODS ENDED SEPTEMBER 30,

                                                                                             2003                    2002
                                                                                    -------------------     -------------------

 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                                $ 2,040,618             $ 1,545,710
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
            Deferred income taxes                                                              315,894                 837,506
            Provision for loan losses                                                          330,000                 405,000
            Provision for losses on foreclosed real estate                                           -                  75,000
            Provision for depreciation                                                         532,153                 573,618
            Stock dividends received                                                           (54,000)                (61,900)
            (Gain)/loss on sale of other real estate                                             5,953                   4,569
            (Gain)/loss on sale of other repossessed assets                                         71                   5,550
            (Gain)/loss on sale of mortgage loans                                             (506,383)               (187,353)
            (Gain)/loss on sale of premises and equipment                                       45,612                       -
            Amortization/(accretion) of investment security
            premiums (discounts), net                                                          567,543                 (17,278)
            Amortization of valuation adjustment on acquired loans                                   -                   7,390
            Amortization of deposit premium                                                     80,712                  80,712
            Equity in investee (gains)/losses                                                        -                 171,913
            Writedown of other real estate                                                           -                 146,120
            Writedown of other repossessed assets                                                    -                   5,900
            (Increase)/decrease in accrued interest receivable                                   7,846                  58,819
            (Increase)/decrease in cash surrender value                                          3,838                 (34,397)
            (Increase)/decrease in other assets                                                149,904                (753,578)
            Increase/(decrease) in accrued interest payable                                    (79,023)               (382,345)
            Increase/(decrease) in accrued taxes and other liabilities                         236,291                (241,147)

                                                                                    -------------------     -------------------

            Net cash provided (used) by operating activities                                 3,677,029               2,239,809
                                                                                    -------------------     -------------------


 CASH FLOWS FROM INVESTING ACTIVITIES
            (Increase)/decrease in federal funds sold                                        3,560,000              (1,875,000)
            Proceeds from sales, maturities and paydowns
            of investment securities                                                        28,530,952              10,174,891
            Purchase of FHLB stock                                                            (829,500)                      -
            Purchases of investment securities                                             (58,921,597)            (15,519,539)
            (Increase)/decrease in loans                                                   (20,953,391)                434,331
            Proceeds from sale and transfers of other real estate                              731,394                 768,491
            Proceeds from sale and transfers of other repossessed assets                        42,931                 100,150
            Purchase of premises and equipment                                              (1,218,113)               (496,543)

                                                                                    -------------------     -------------------

            Net cash provided (used) in investing activities                               (49,057,324)             (6,413,219)
                                                                                    -------------------     -------------------







                                                                                             2003                    2002
                                                                                    -------------------     -------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
            Increase /(decrease) in customer deposits                                        1,617,829               5,511,125
            Increase /(decrease) in securities sold under
            repurchase agreements                                                            4,556,706              (1,038,017)
            Increase /(decrease) in federal funds purchased                                  4,535,000                       -
            Increase /(decrease) in FHLB advances                                           27,425,295              (5,218,859)
            Increase /(decrease) in advances from borrowers
            for taxes and insurance                                                            (16,392)                (51,483)
            Increase /(decrease) in Trust Preferred Securities                               5,000,000                       -
            Cash dividends paid                                                               (676,188)               (653,807)

                                                                                    -------------------     -------------------

            Net cash provided (used) by financing activities                                42,442,250              (1,451,041)
                                                                                    -------------------     -------------------


 NET INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS                                         (2,938,045)             (5,624,451)
                                                                                    -------------------     -------------------


 CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                             11,476,874              14,559,236
                                                                                    -------------------     -------------------


 CASH AND DUE FROM BANKS AT END OF PERIOD                                                  $ 8,538,829             $ 8,934,785
                                                                                    ===================     ===================





 SCHEDULE OF NONCASH INVESTING AND                                                           2003                    2002
                                                                                    -------------------     -------------------

 FINANCING ACTIVITIES:

            Cash paid during the year for interest                                         $ 4,754,646             $ 5,924,575
                                                                                    ===================     ===================

            Cash paid during the year for income taxes                                     $   600,283             $ 1,043,291
                                                                                    ===================     ===================

             Transfers from loans foreclosed to other real estate                          $    50,000             $ 1,582,846
                                                                                    ===================     ===================

            Total change in unrealized (gains) losses
             on securities available for sale                                              $  (934,566)            $ 1,384,048
                                                                                    ===================     ===================

             Total change in deferred income taxes
             on securities available for sale                                              $   348,593             $  (516,270)
                                                                                    ===================     ===================

             Derivative gain/(loss), net of reclassification adjustment                    $    (7,198)            $   236,238
                                                                                    ===================     ===================





              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

Note A.  Basis of Presentation

         The accompanying consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 2002, has been derived from the audited financial statements of the Company for the year then ended. The accompanying consolidated financial statements as of September 30, 2003, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position and operating results of the periods presented. Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

Note B.  Interest Rate Risk management

         On May 9, 2002, the Bank entered into an off-balance sheet interest rate swap agreement to convert existing prime based loans to a fixed rate. Under the terms of the agreement, the Bank receives a fixed rate of 7.635% and is obligated to pay a floating rate based on USD-Prime-H.15, calculated on a contractual notional amount of $5,000,000. The original term is for five years, expiring May 10, 2007. The fair value of this derivative, designated as a cash flow hedge, and considered highly effective was $386,431 at September 30, 2003, and is reflected in other assets.

Note C.  Loans Held-for-Sale

         Loans held-for-sale are primarily thirty year and fifteen year fixed rate, one to four family real estate loans which are valued at the lower of cost or market, as determined by outstanding commitments from investors or current investor yield requirements, calculated on an individual basis. Unrealized losses on loans held-for-sale are charged against income in the period of decline. Such declines are recorded in a valuation allowance account and deducted from the cost basis of the loans. At September 30, 2003, no charge was recorded. Gains on loans are recognized when realized.

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


             Financial Condition

             Assets

             The Company's total assets increased $44 million (14%) from $308.9 million at December 31, 2002, to $352.9 million at September 30, 2003. The increase was due to an increase in investment securities (31%) as a result of leverage strategies and growth in the loan portfolio (11%) from an increase in commercial and mortgage related loans. Portfolio growth was funded by an increase in deposits and borrowed funds and the proceeds from security cash flows.

             Investment Securities

             The Company's investment portfolio at September 30, 2003, consists of mortgage-backed, municipal, and corporate securities. Investments securities that are deemed to be held-to-maturity are accounted for by the amortized cost method while securities in the available-for-sale categories are accounted for at fair value.

             Management determines the classification of its securities at acquisition. Total held-to-maturity and available-for-sale investment securities increased 31% to $122.6 million from December 31, 2002, to September 30, 2003. Equity securities increased $884 thousand due primarily to the purchase of Federal Home Loan Bank stock. Equity securities are comprised primarily of Federal Reserve Bank stock of $372 thousand, Federal Home Loan Bank stock of $3.7 million and ECD Investments, LLC membership interests of $100 thousand.


             The amortized cost of the Bank's investment securities at September 30, 2003, and December 31, 2002 are summarized in Table 1.


             TABLE 1: COMPOSITION OF INVESTMENT PORTFOLIO


                                                              Amortized Cost
                                                 -----------------------------------------
                                                     09/30/03                    12/31/02
                                                 -----------------------------------------
    Obligations of other U.S. Government
       Agencies and Corporations                   $ 82,162,524               $ 52,544,082
    Obligations of state and
       Political Subdivisions                        33,730,353                 33,147,883
    Privately Issued Collateralized
       Mortgage Obligations                             379,019                    720,866
    Corporate Securities                              5,042,222                  5,078,192
                                                 ==============              =============
                                                  $ 121,314,118               $ 91,491,023
                                                 ==============              =============


             Loans

             The Company's loan portfolio, excluding loans held for sale, increased $21 million to $202 million at September 30, 2003, from $180 million at December 31, 2002. The loan to total assets ratio was 57.2% at September 30, 2003, compared to 58.4% at December 31, 2002. At September 30, 2003, the loan to deposit ratio was 86.0% compared to 77.4% at year-end.

             Management anticipates continued loan growth due to a favorable interest rate environment and continued expansion of the Company's presence in the Baton Rouge, Louisiana, and Madison and Vicksburg, Mississippi markets.

             Mortgage originations made by the Company's mortgage departments in all markets contributed to higher net interest income due to fees collected on originations. The Company originated and sold $65.1 million in mortgage loans for the nine months ended September 30, 2003, compared to $27.6 million during the same period in 2002. Fixed rate conforming mortgage assets with maturities greater than 12 years are sold in the secondary market at the time of origination.

             Table 2 presents the Bank's loan portfolio composition at September 30, 2003, and December 31, 2002.

             TABLE 2: COMPOSITION OF LOAN PORTFOLIO

                                                   09/30/03           12/31/02
                                                 -------------     -------------

Commercial, financial & agricultural             $  34,368,000     $  34,264,000
Real estate-1-4 family 1st mortgage                 77,383,000        65,625,000
Real estate-construction, development &
       other land loans                             12,420,000         7,207,000
Real estate-other mortgage related                  66,481,000        61,660,000
Installment                                         14,566,000        15,881,000
Other                                                  187,000           170,000
                                                 -------------     -------------
       Total loans                               $ 205,405,000     $ 184,807,000
                                                 =============     =============

             Asset Quality

             Nonperforming assets, including non-accrual loans, other real estate and loans 90 days or more delinquent decreased $544 thousand to $3.3 million at September 30, 2003, from $3.9 million at year-end. The bank's nonperforming loan ratio decreased to .94% at September 30, 2003, from 1.29% at December 31, 2002. A breakdown of nonperforming assets at September 30, 2003, and December 31, 2002, is shown in Table 3.


             TABLE 3: BREAKDOWN OF NONPERFORMING ASSETS

                                                         09/30/03      12/31/02
                                                       ----------   ------------
                                                         dollars in thousands)
    Non-accrual loans by type
      Real estate                                      $    1,110     $    1,513
      Installment                                              31             16
      Commercial and all other loans                          303            537
                                                       ----------     ----------
          Total non-accrual loans                           1,444          2,066
      Loans past due 90 days or more                          449            253
                                                       ----------     ----------
          Total nonperforming loans                         1,893          2,319
      Other real estate owned (net)                         1,436          1,554
                                                       ----------     ----------
          Total nonperforming assets                   $    3,329      $   3,873
                                                       ==========     ==========
    Nonperforming loans as a percent
      of loans, net of unearned interest
      and loans held for sale                                .94%          1.29%
                                                       ==========     ==========


             Allowance for Possible Loan Losses

             The allowance for loan losses is based on Management's evaluation of the loan portfolio under current economic conditions and is an amount that Management believes will be adequate to absorb probable losses on loans existing at the reporting date. The evaluation includes Management's assessment of several factors: review and evaluations of specific loans, changes in the nature and volume of the loan portfolio, current and anticipated economic conditions and the related impact on specific borrowers and industry groups, a study of loss experience, a review of classified, non-performing and delinquent loans, the estimated value of any underlying collateral, an estimate of the possibility of loss based on the risk characteristics of the portfolio, adverse situations that may affect the borrower's ability to repay and the results of regulatory examinations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. It is also comprehensive in nature and includes all loans that management is aware of that may create doubts as to the ability of the borrower to comply with current repayment terms.


             Based upon this evaluation, management believes the allowance for possible loan losses of $2.3 million at September 30, 2003, which represents 1.12% of gross loans less unearned interest and loans held for sale, is adequate to absorb possible loan losses that may be inherent in the portfolio. At December 31, 2002, the allowance for possible loan losses was $2.1 million or 1.19% of gross loans net of unearned interest and loans held for sale.


             Table 4 details allowance activity for the nine months ended September 30, 2003 and September 30, 2002:


             TABLE 4: ACTIVITY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES


                                                      09/30/03         09/30/02
                                                  -------------    -------------
                                                        (dollars in thousands)

  Balance at beginning of year                        $  2,129         $  2,108
    Charge-offs:
      Real Estate                                        (219)             (304)
      Commercial                                          (14)             (150)
      Installment and other                               (46)             (222)
    Recoveries:
      Real Estate                                           0                36
      Commercial                                           57                30
      Installment and other                                13                 4
                                                   ----------         ----------
    Net (charge-offs)/recoveries                         (209)             (606)
      Provision charged to operations                     330               405
                                                   ----------         ----------
  Balance at end of period                          $   2,250         $   1,907
                                                   ==========         ==========

  Allowance for loan losses as a percent
      of loans, net of unearned interest and
      loans held for sale                               1.12%              1.07%
                                                   ==========         ==========
  Net charge-offs as a percent of
       average loans                                     .10%               .33%
                                                   ==========         ==========

             Deposits

             Total deposits increased $1.6 million from $233.0 million at December 31, 2002 to $234.6 million at September 30, 2003. Money market accounts, demand deposits and public fund deposits increased $2.3, $1.5 and $1.9 million, respectively, due to competitive pricing while certificates of deposits decreased $3.6 million due to transfers into customer repurchase agreement sweep accounts.

             Borrowings

             Total Federal Home Loan Bank advances, fed funds purchased and securities sold under repurchase agreements increased $27 million, $5 million and $5 million, respectively, from December 31, 2002, to September 30, 2003. These increases along with the issue of $5 million in Trust Preferred Securities were used to fund a $21.4 million increase in loans along with leveraging strategies in connection with $30.4 million increase in investment securities.

             Capital

             Shareholders' equity totaled $30.1 million at September 30, 2003, compared to $29.3 million at December 31, 2002. The increase is primarily the result of net income, dividends paid and the change in comprehensive income/
(loss) over the first nine months totaling $2.0 million, ($676) thousand and ($593) thousand, respectively. Comprehensive income is the result of unrealized gains or losses in available-for-sale securities and the recognition of the fair value of certain derivative instruments. The ratio of shareholders' equity to assets decreased to 8.5% at September 30, 2003, compared to 9.5% at December 31, 2002.

             The Company maintained a total capital to risk weighted assets ratio of 13.82%, a Tier 1 capital to risk weighted assets ratio of 12.78% and a leverage ratio of 8.078% at September 30, 2003. These levels substantially exceed the minimum requirements of the regulatory agencies for well-capitalized institutions of 10.00%, 6.00% and 5.00% respectively.


             Results of Operations

             Net Income

             Net income for the three months ended September 30, 2003, decreased to $587 thousand or $0.28 per diluted share compared to $629 thousand or $0.30 per share for the same period in 2002. Returns on average assets and average equity were .68% and 8.01%, for 2003, compared to .85% and 8.48% in 2002. The decrease in quarterly income is primarily due to a planned $219 thousand increase in employee salaries and a one-time charge of approximately $116 thousand associated with changes in the Company's medical plan. The increase in non-interest expense was partially offset by increased revenues of $122 thousand from mortgage loan originations and investment sales amounting to $56 thousand.

             For the nine months ended September 30, 2003, net income and diluted earnings per share were $2.0 million and $0.96 per share compared to $1.5 million and $0.73 per share for the same period in 2002.


             Net Interest Income and Net Interest Margin

             Net interest income (interest income less interest expense) for the three months ended September 30, 2003, increased $70 thousand while net interest margin declined from 4.63% to 4.02% due to the lower interest rate environment and accelerated cash flows on investments and loans. The increase in net interest income is primarily due to lower rates moving liability costs down more than yields on loans and investments.

             For the nine months ended September 30, 2003, net interest income increased $557 thousand to $10.1 million compared to $9.5 million for the same period in 2002. The improvement in net interest income is primarily due to the lower interest rate environment throughout the year. Despite a 14.4% increase in average earning assets, interest income decreased $310 thousand due to lower interest rates. However, volume increases in average interest-bearing liabilities resulted in $742 thousand more in interest expense and was offset by the lower interest rates decreasing interest expense by $1.6 million. Net interest margin for the nine months fell to 4.20% from 4.54% due again to the lower rates and faster prepayments on investment securities and loans.

             Non-Interest Income

             Non-interest income increased $216 thousand to $725 thousand for the three months ended September 30, 2003, from $509 thousand during the same period in 2002. The improvement was due primarily to increased revenues from mortgage loan originations of $122 thousand and investment revenues of $56 thousand along with higher income from deposit accounts of $30 thousand.

             For the nine months ended September 30, 2003, non-interest income increased $639 thousand from $1.4 million to $2.0 million. The increase is due primarily to $319 thousand in additional income from the sale of new mortgage loans, $94 thousand in increased revenue on investment sales and higher service charges on deposit accounts of approximately $66 thousand. Non-interest income for the nine months ended September 30, 2002, included $ 172 thousand in equity losses associated with the Company's investment in Sumx Inc.

             Non-Interest Expense

             Non-interest expense increased 16% or $436 thousand to $3.2 million for the three-month period ended September 30, 2003, over the same period in 2002. The increase in quarterly expense is primarily due to a planned $219 thousand increase in employee salaries and a one-time charge of $116 thousand associated with changes in the Company's medical plan.

             For the nine months ended September 30, 2003, non-interest expense increased $469 thousand to $8.9 million compared to the same period in 2002. The increase is due primarily to increased salaries and benefits of approximately $839 thousand as the Company continued movement into other markets along with $112 thousand in minority interest on trust preferred securities. Non-interest expense for the nine-month period in 2002 included a $539 thousand charge-off of debt and receivables associated with the Company's investment in Sumx Inc.

             Income Taxes

             The Company recorded income tax expense of $176 thousand for the three months ended September 30, 2003, compared to $267 thousand for the same period in 2002.

             Income tax for the nine months ended September 30, 2003, was $854 thousand compared to $547 thousand during the same period in 2002.

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

             The Company has established a liquidity contingency plan to guide the bank in the event of a liquidity crisis. The plan describes the normal operating environment, prioritizes funding options and outlines management responsibilities and board notification procedures.

             The Company's cash and cash equivalents decreased $2.9 million to $8.5 million at September 30, 2003, from $11.5 million at December 31, 2002. Cash provided by operating and financing activities during this period was $3.7 million and $42.4 million, respectively, while investing activities used $49.1 million. Investing activities include an increase in loans of $21.0 million along with the purchase of $59.8 million of investment securities and Federal Home Loan bank Stock offset by maturities and pay downs from investment securities of $28.5 million.

             The Company has unsecured federal funds lines with correspondent banks and lines of credit with the Federal Home Loan Bank at September 30, 2003, of approximately $17 and $55 million, respectively. Management believes it maintains adequate liquidity for the Company's current needs.

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Company's expectations. Forward-looking statements have been and will be made in written documents and oral presentations of the Company. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in the Company's documents or oral presentations, the words "anticipate", "believe," "estimate," "expect," "objective," "projection," "forecast," "goal" and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing market conditions, availability or cost of capital, employee workforce factors, costs and other effects of legal and administrative proceedings, and changes in federal, state or local legislative requirements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.


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



PART II.  OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K

(a)      Exhibits

                                  EXHIBIT INDEX

Exhibit                             Description of Exhibit

3.1 Restated Articles of Incorporation of Britton & Koontz Capital Corporation, incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997. *

3.2 By-Laws of Britton & Koontz Capital Corporation, as amended and restated, incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1998. *

4.1 Shareholder Rights Agreement dated June 1, 1996, between Britton & Koontz Capital Corporation and Britton & Koontz First National Bank, as Rights Agent, incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997. *

31.1 Certifications  of the Chief  Executive  Officer,  as required  pursuant to
     Section 302 of the Sarbanes-Oxley  Act of 2002.

31.2 Certifications  of the Chief  Financial  Officer,  as required  pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certifications  of the Chief  Executive  Officer,  as required  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certifications  of the Chief  Financial  Officer,  as required  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.


* As indicated in the column entitled "Description of Exhibits" this exhibit is incorporated by reference to another filing or document


(b)      Reports on Form 8-K

                 On July 24, 2003, the Company filed a current report on Form 8-K, reporting 2nd quarter 2003 earnings.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.









                                      BRITTON & KOONTZ CAPITAL CORPORATION




Date:     November 14, 2003           /s W. Page Ogden
                                      ____________________________________
                                      W. Page Ogden
                                      Chairman and Chief Executive Officer




Date:     November 14, 2003           /s/ Bazile R. Lanneau, Jr.
                                      ____________________________________
                                      Bazile R. Lanneau, Jr.
                                      Vice President and Chief Financial Officer

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





Date: November 14, 2003                           /s/ W. Page Ogden
                                                  _____________________________
                                                  W. Page Ogden
                                                  Chief Executive Officer

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






Date: November 14, 2003                         /s/ Bazile R. Lanneau, Jr.
                                                _______________________________
                                                Bazile R. Lanneau, Jr.
                                                Chief Financial Officer

                                  EXHIBIT 32.1

             SECTION 906 - CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                                                                    EXHIBIT 32.1








                    Certification of Chief Executive Officer
                         Pursuant to 18 U.S.C. ss. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


         In connection with the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, of Britton & Koontz Capital Corporation (the "Company"), as filed with the Securities Exchange Commission on the date hereof (the "Quarterly Report"), I, W. Page Ogden, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1) the Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






Date: November 14, 2003                     /s/ W. Page Ogden
                                            ___________________________________
                                            W. Page Ogden
                                            Chief Executive Officer

                                  EXHIBIT 32.2

             SECTION 906 - CERTIFICATION OF CHIEF FINANCIAL OFFICER

                                                                    EXHIBIT 32.2







                    Certification of Chief Financial Officer
                         Pursuant to 18 U.S.C. ss. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


         In connection with the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, of Britton & Koontz Capital Corporation (the "Company"), as filed with the Securities Exchange Commission on the date hereof (the "Quarterly Report"), I, Bazile R. Lanneau, Jr., Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1) the Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






Date: November 14, 2003                     /s/ Bazile R. Lanneau, Jr.
                                            ___________________________________
                                            Bazile R. Lanneau, Jr.
                                            Chief Financial Officer