Form 10KSB
period 2003-12-31
BRITTON & KOONTZ CAPITAL CORP
filed 2004-03-31
CIK 707604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 Annual Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2003

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

        The issuer's revenues for the 2003 fiscal year were $22,331,606.

The aggregate market value of the issuer's voting stock held by non-affiliates computed by reference to the price of $18.55 per share, the price at which the issuer's voting stock was sold on March 22, 2004, is $29,497,134.

The issuer had 2,113,087 shares of common stock outstanding as of March 1, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Definitive Proxy Statement of Britton & Koontz Capital Corporation with respect to its 2004 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on March 26, 2004, and its Annual Report to Shareholders for fiscal year ended December 31, 2003, are incorporated by reference into Parts II and III of this Annual Report on Form 10-KSB.

Transmittal Small Business Disclosure Format (check one):      Yes ___ No   X

                              CROSS REFERENCE INDEX
                                       TO
                                   FORM 10-KSB

                                     PART I

ITEM  1.          DESCRIPTION OF BUSINESS......................................*
ITEM  2.          DESCRIPTION OF PROPERTY......................................*
ITEM  3.          LEGAL PROCEEDINGS............................................*
ITEM  4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........*

                                     PART II

ITEM  5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....**
ITEM  6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...**
ITEM  7.          FINANCIAL STATEMENTS........................................**
ITEM  8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE ........................**
ITEM  8A          CONTROLS AND PROCEDURES......................................*

                                    PART III

ITEM  9.          DIRECTORS AND EXECUTIVE OFFICER OF THE REGISTRANT..........***
ITEM 10.          EXECUTIVE COMPENSATION.....................................***
ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................***
ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............***
ITEM 13.          EXHIBITS, LIST AND REPORTS ON FORM 8-K.......................*
ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.....................***

-------

*        Included herein.

** The material required by Items 5 through 7 is incorporated by reference from the Britton & Koontz Capital Corporation's 2003 Annual Report to Shareholders pursuant to Instruction E(2) of Form 10-KSB.

*** The material required by Items 9 through 12 is incorporated by reference from the Britton & Koontz Capital Corporation's Definitive Proxy Statement for its 2004 Annual Meeting of Shareholders pursuant to Instruction E(3) of Form 10-KSB.

                                     PART I

         This Annual Report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Although Britton & Koontz Capital Corporation (the "Company") believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties, which could cause the actual results to differ materially from the Company's expectations. Forward-looking statements have been and will be made in written documents and oral presentations of the Company. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in the Company's documents or oral presentations, the words "anticipate", "estimate", "expect", "objective", "projection", "forecast", "goal" and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing market conditions, availability or cost of capital, employee workforce factors, costs and other effects of legal and administrative proceedings, and changes in federal, state or local legislative requirements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

Item 1.  Description of Business.

General
         The Company

         Britton & Koontz Capital Corporation was organized as a Mississippi business corporation in July 1982. Later that year, the Company became a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), when it acquired all of the issued and outstanding shares of Britton & Koontz First National Bank, a national banking association headquartered in Natchez, Mississippi (the "Bank"). The Bank is a wholly-owned subsidiary of the Company, and stock of the Bank is the Company's most significant asset. In December 1998, the Company invested $1.0 million for a 35% interest in Sumx Inc. ("Sumx"), a company formed to develop and market internet-based electronic banking to financial institutions. See "Sumx Inc." On September 15, 2000, the Company acquired 250,000 shares of Series B Preferred Stock in Sumx for $250,000, bringing the Company's total percentage ownership in Sumx up to approximately 37%. On April 17, 2001, B&K Title Insurance Agency, Inc. was organized as a Mississippi corporation; in May 2001, the Company acquired all of the outstanding common stock of B&K Title Insurance Agency, Inc., making B&K Title Insurance Agency, Inc. the Company's second wholly-owned subsidiary. On June 1, 2001, the Company received approval to convert the loan production office in Baton Rouge, Louisiana to a full service branch. The Company opened a loan production office in Madison, Mississippi on February 1, 2003 which was converted into a full service branch in 2004. In 2004, the Company also completed the construction of a new branch in Vicksburg, Mississippi and moved into a larger more visible facility in Baton Rouge, Louisiana. The Company is continuing renovation of an existing branch in Natchez, Mississippi.

         The Company's major source of income in 2003 was dividends from the Bank in the amount of $2,000,000. The Company expects that dividends from the Bank will continue to be the Company's major source of income in 2004. As of December 31, 2003, the Company had total assets of approximately $374 million, and total consolidated shareholders' equity of approximately $30 million.

         The Bank

         The Bank conducts a full service banking business from its main office and three branch offices in Natchez, Mississippi, two branches in Vicksburg, Mississippi, one branch office in Madison, Mississippi and three branch offices in Baton Rouge, Louisiana. The Bank provides commercial and consumer banking and trust services to customers in Adams, Madison and Warren Counties, Mississippi and East Baton Rouge Parish, Louisiana, and the adjoining counties and parishes in Mississippi and Louisiana. The geographical area serviced by the Bank is economically diverse and includes public and private sector industries, including government service, manufacturing, tourism, agriculture and oil and gas exploration. As of December 31, 2003, the Bank had total assets of approximately $373 million and total deposits of approximately $234 million.

         The products and services offered by the Bank include personal and commercial checking accounts, money market deposit accounts, savings accounts and automated clearinghouse services. The Bank also offers money transfer services, safe deposit box facilities and access to a network of automated teller machines. The Bank is a full-service residential and commercial mortgage lender. The Bank also engages in other commercial and consumer lending activities, including, among other things, the issuance of VISA credit cards. The Bank's trust department offers a range of trust services, acting as trustee, executor, administrator, custodian, guardian and agent with approximately $13 million in assets under management as of December 31, 2003.

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

         Sumx Inc.

         Since 1998, the Company has funded Sumx, Inc. ("Sumx"), a Mississippi corporation established to provide electronic banking solutions for the financial industry, to the extent of approximately $2,000,000. Sumx is owned approximately 37% (a $1,250,000 preferred interest) by the Company, 19% by Mr. Bazile R. Lanneau, Jr. and 44% by Summit Research, Inc., a Texas corporation. The funds provided to Sumx have been used for marketing and continued development of the SumxNet Internet banking system. Sumx maintains offices in Natchez, Mississippi and Highland Village, Texas. During 2002, the Company's investment in and advances to Sumx were written off and reflected in other expense due to the uncertainty regarding Sumx' future prospects and valuation. Sumx continues to support its eight financial institution clients and is actively seeking business partners.

          Prior to August, 2002, Mr. Lanneau, Jr. devoted a substantial portion of his time to the business of Sumx. Mr. Lanneau, Jr. now devotes the majority of his time to traditional banking activities with a small portion devoted to the activities of Sumx. Mr. Lanneau, Jr. receives no compensation from Sumx and is compensated by the Company and the Bank. Mr. Ogden, President and CEO of the Company and the Bank, serves without compensation as a director and Secretary-Treasurer of Sumx. As of March 26, 2004, eight financial institutions used Sumxs internet banking technology to provide internet banking services for their customers.


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

         As a national  bank,  the Bank is subject to  supervision  and  regular examination by the Office of the Comptroller of the Currency (the "Comptroller"). The examinations are undertaken to ensure the protection of the Bank Insurance Fund ("BIF"). Pursuant to the terms of the Federal Deposit Insurance Act (the "FDIA"), the deposits of the Bank are insured through the BIF and the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). Accordingly, the Bank is subject to regulation by the FDIC and is also subject to the Federal Reserve's requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered.

         In 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), which, among other things, substantially revised the depository institution regulatory and funding provisions of the FDIA. FDICIA also expanded the regulatory and enforcement powers of bank regulatory agencies. Most significantly, FDICIA mandates annual examinations of banks by their primary regulators and requires the federal banking agencies to take prompt "corrective action" whenever financial institutions do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution's capitalization status will depend on how well its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. As of

December 31, 2003, the Bank maintained a capital level which qualified it as being "well capitalized" under such regulations.

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

         The banking industry is affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the national supply of bank credit to moderate recessions and to curb inflation. Among the instruments of monetary policy used by the Federal Reserve to implement its objectives are: open-market operations in U.S. Government securities, changes in the discount rate on bank borrowings and changes in reserve requirements on bank deposits. Changes in any of these policies can affect how the Bank operates and generates revenues.

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

         Financial Modernization

         The Gramm-Leach-Bliley Financial Services Moderation Act of 1999 (the "GLB Act") was enacted into law on November 12, 1999. The GLB Act potentially affects every facet of a depository institution's operations. The GLB Act does three fundamental things affecting the banking industry: (a) repeals key provisions of the Glass-Steagall Act to permit commercial banks to affiliate with securities firms, insurance companies and other financial service providers; (b) establishes a statutory framework pursuant to which full affiliations can occur between these entities; and (c) provides financial services organizations with flexibility in structuring these new financial affiliations through a new entity called a financial holding company structure or through a financial subsidiary.

         As a result of the GLB Act, banks will be able to offer customers a wide range of financial products and services without the restraints of previous legislation. In addition, bank holding companies and other financial services providers will be able to commence new activities or new affiliations much more readily. To take advantage of the new provisions of the GLB Act, a bank holding company must elect to become a financial holding company. The Company has not yet elected to become a financial holding company.

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

         Corporate Governance

         The Sarbanes-Oxley Act of 2002 (the "Sarbanes Act") requires publicly traded companies to adhere to several directives designed to prevent corporate misconduct. Additional duties have been placed on officers, directors, auditors and attorneys of public companies. The Sarbanes Act requires certifications regarding financial statement accuracy and internal control adequacy by the chief executive officer and chief financial officer of the Company in periodic and annual reports filed with the Securities and Exchange Commission. The Sarbanes Act also accelerates Section 16 insider reporting obligations, restricts certain executive officer and director transactions, imposes new obligations on corporate audit committees and provides for enhanced review by the Securities and Exchange Commission.


Employees

          As of December 31, 2003, the Company had two full-time employees who are also employees of the Bank, and the Bank had approximately 145 full-time and 9 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes that its relationship with its employees is good.

Competition

         There is significant competition among banks and bank holding companies in the Bank's market area and throughout Mississippi. The Bank competes with both national and state banks for deposits, loans and trust accounts and with savings and loan associations and credit unions for loans and deposits. The Bank also competes with large national banks from the principal cities in Louisiana and Mississippi for certain commercial loans.

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

         In addition to the deregulation of the financial services industry, the increasing liberalization of the laws and regulations affecting the conduct of interstate banking activities makes it possible that competition in the Bank's geographical market area will increase. If large, regional bank holding companies acquire branches in the Bank's market area, they may offer a wider range of services than are currently offered by the Bank. Some of these regional competitors may take full advantage of the powers of financial holding companies. In addition, these competitors are likely to be better capitalized than the Bank and the Company.

Reports to Security Holders

         The Company files reports with the Securities and Exchange Commission. These reports include annual reports on Form 10-KSB, quarterly reports on Form 10-QSB and current reports on Form 8-K. The Company also files its proxy statements with the Securities and Exchange Commission. The public may read and copy the materials the Company files at the Securities and Exchange Commission's Reading Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Reading Room may be obtained by calling 1-800-SEC-0330. The Securities and Exchange Commission also maintains a website (www.sec.gov) which contains reports, proxy statements and other information regarding the Company.

Item 2.  Description of Property.

         The Company has its principal offices in its headquarters building at 500 Main Street, Natchez, Adams County, Mississippi 39120, which is owned and occupied by the Bank. The Bank owns the property on which six of its branches are located and leases the property for two of its branches and its loan production office. In the judgment of management, the facilities of the Company and the Bank are generally suitable and adequate for the needs of the Company and the Bank. The following list describes the locations and general character of the properties owned and leased by the Company and the Bank:



                                                                                           Approximate Office
                Location                 Own/Lease                  Use                    Space (square feet)
    -----------------------              -----------            --------------            ---------------------

    Natchez
    ----------
    500 Main Street
    Natchez, Mississippi                   Owned                Main Office                      33,723
    411 Highway 61 N.
    Natchez, Mississippi                   Owned                Branch Office                     1,922
    148 N. Shields Lane
    Natchez, Mississippi                   Owned                Branch Office                     6,000
    55A Sgt. Prentiss Drive
    Natchez, Mississippi                   Owned                Branch Office                     9,900

    Vicksburg
    -----------
    2059 Highway 61 N.
    Vicksburg, Mississippi                 Owned                Branch Office                     3,153



    2150 S. Frontage Road
    Vicksburg, Mississippi                 Owned                Branch Office                     6,000

    Baton Rouge
    -----------
    7142 Florida Boulevard
    Baton Rouge, LA.                       Owned                Branch Office                     6,000
    12716 Perkins Road
    Baton Rouge, LA.                       Leased               Branch Office                     2,000
    8810 Bluebonnet.
    Suites A & B
    Baton Rouge, LA.                       Leased               Branch Office                     2,500

    Madison
    -----------
    141 Executive Drive
    Suite 5
    Madison, MS                            Leased               Branch Office                     2,200


Item 3.  Legal Proceedings.

         The Company and the Bank are involved in litigation incurred in the normal course of business. In the opinion of management and legal counsel, liabilities arising from such claims, if any, would not have a material adverse effect upon the Company's consolidated financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to the Company's shareholders during the fourth quarter of 2003.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         The information required in response to this item is incorporated by reference to the material under the heading "Information Regarding our Common Stock" in the Company's 2003 Annual Report to its Shareholders (the "Annual Report"). See the information under Item 11 below for disclosures relating to the Company's equity compensation plan.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         The Company's consolidated financial statements for the year ended December 31, 2003 were audited by the firm of Hannis T. Bourgeois, LLP. A representative of Hannis T. Bourgeois, LLP is expected to be present at the annual meeting. If present, the representative will have the opportunity to make a statement if he or she desires to do so and will be available to respond to appropriate questions.

         On March 18, 2003, May & Company, Inc. notified the Company that May & Company would decline to stand for re-election as the Company's certifying accountant for the fiscal year ending December 31, 2003 because May & Company intended to discontinue auditing publicly traded companies. In addition, on April 15, 2003, the Company's audit committee approved the engagement of Hannis
T. Bourgeois as the Company's certifying accountant for the fiscal year ending December 31, 2003. The report of May & Company on the Company's financial statements for the fiscal year ended December 31, 2002 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal year ended December 31, 2002 and through March 18, 2003, there were no disagreements with May & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of May & Company, would have caused it to make reference thereto in its report on the Company's consolidated financial statements for such year.

         The above information was disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2003. The Company filed as an exhibit to the Form 8-K a letter from May & Company in which May & Company agreed to the disclosure in the Form 8-K.


Item 8A.  Controls and Procedures

         Within the 90 days prior to the date of this Annual Report on Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2003. Based on this evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's SEC reports.

                                    PART III

Item 9.  Directors and Executive Officers.

         The information required in response to this item is incorporated into this report by reference to the material under the headings "Nominees (Class II Directors)," "Continuing Directors (Class I and III Directors)," "Executive Officers", "Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Definitive Proxy Statement for its 2004 Annual Meeting of Shareholders (the "Proxy Statement").

         Code of Ethics

         The Board of Directors adopted a code of business conduct and ethics as a guide for senior executive and financial officers of the Company, the Bank and its subsidiaries which is attached to this report as Exhibit 14. Access to the Company's Code of Ethics will become available to shareholders of the Company and customers of the Bank through the Bank's website at www.bkbank.com later this year.

Item 10.  Executive Compensation.

         The information required in response to this item is incorporated into this report by reference to the material under the headings "Executive Compensation", "Stock Options", "Aggregate Option Exercises in 2003 and Year-End Option Values" and "Employment Agreements" in the Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         In partial response to this item, the Company incorporates into this report by reference to the material under the headings "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement.

         The following table summarizes the company's equity compensation plan information as of December 31, 2003. The underlying plan, which is more fully described in Note J to the consolidated financial statements included in Item 7, has been previously approved by a vote of the shareholders.




                                                    Equity Compensation Plan Information

                                                                                                  (c)
                                                                                          Number of securities
                                                  (a)                                     remaining  available
                                          Number of securities             (b)            for future issuance
                                           to be issued upon        Weighted-average          under equity
                                             exercise of           exercise price of       compensation plans
                                          outstanding options,     outstanding options,   (excluding securities
                                           warrants and rights     warrants and rights       in column (a))
                                          --------------------    ---------------------   ---------------------

Equity compensation plans
  approved by  security holders                53,677                    17.33                  110,000 (1)
Equity compensation plans not
  approved by security holders                      -                        -                        -

     Total                                     53,677                    17.33                  110,000




(1) Includes 110,000 shares that remain available for future issuance under the Company's Long Term Incentive Plan. See the information under the heading "Stock Options" in the Proxy Statement.

Item 12.  Certain Relationships and Related Transactions.

         The information  required in response to this item is incorporated into
this  report  by  reference  to  the   material   under  the  heading   "Certain
Relationships and Related Transactions" in the Proxy Statement.

Item 13.  Exhibits, List and Reports on Form 8-K.

(a)      Exhibits


Exhibit           Description of Exhibit
---------          ----------------------

3.1* Restated Articles of Incorporation of Britton & Koontz Capital Corporation, incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997.

3.2* By-Laws of Britton & Koontz Capital Corporation, as amended and restated, incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1998.

4.1* Shareholder Rights Agreement dated June 1, 1996 between Britton & Koontz Capital Corporation and Britton & Koontz First National Bank, as Rights Agent, incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997.

10.01* Employment Agreement dated December 31, 2002, between Britton & Koontz Capital Corporation and W. Page Ogden incorporated by reference to
          Exhibit 10.01 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 27, 2003.

10.02* Employment Agreement dated December 31, 2002, between Britton & Koontz Capital Corporation and Bazile R. Lanneau, Jr. incorporated by reference to Exhibit 10.02 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 27, 2003.

10.03* Salary Continuation Plan Agreements dated September 26, 1994, between Britton & Koontz Capital Corporation, W. Page Ogden, and Bazile R. Lanneau, Jr., incorporated by reference to Exhibit 10 to Registrant's Current Report on Form 10-QSB filed with the Commission on November 14, 1994, (Commission File Number 33-56204).

10.04* System Purchase Agreement dated January 22, 1996 between the Britton & Koontz First National Bank and InterBank Systems, Inc., incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 29, 1996 and Form 10-KSB/A, Amendment Number 1, filed with the Commission on June 14, 1996, (Commission File Number 33-56204).

10.05* Britton & Koontz Capital Corporation Long-Term Incentive Compensation Plan and Amendment, incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997.

10.06* Stock Purchase Agreement dated December 3, 1998, between Britton & Koontz Capital Corporation and Sumx Inc. incorporated by reference to
          Exhibit 10.09 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999.

10.07* Investor Rights Agreement dated December 3, 1998, among Britton & Koontz Capital Corporation, Summit Research, Inc., Bazile R. Lanneau, Jr. and Sumx Inc. incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999.

10.08* Voting Agreement dated December 3, 1998, among Britton & Koontz Capital Corporation, Summit Research, Inc. and Bazile R. Lanneau, Jr. incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999.

10.09* Management Service Agreement dated December 3, 1998, among Britton & Koontz Capital Corporation, Sumx Inc. and Bazile R. Lanneau, Jr. incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 1999.

13        Annual Report to Shareholders

14        Code of Ethics

16* Letter from May & Company, Inc. incorporated by reference to Exhibit 16 to the Company's current report on Form 8-K filed March 18, 2003.

21        Subsidiaries of the Registrant

31.1      Certification  of Chief  Executive  Officer as  required  pursuant  to
          Section 302 of the Sarbanes-Oxley Act of 2002.

31.2      Certification  of Chief  Financial  Officer as  required  pursuant  to
          Section 302 of the Sarbanes-Oxley Act of 2002.

32.1      Certification  of Chief  Executive  Officer as  required  pursuant  to
          Section 906 of the Sarbanes-Oxley Act of 2002

32.2      Certification  of Chief  Financial  Officer as  required  pursuant  to
          Section 906 of the Sarbanes-Oxley Act of 2002


*        As  indicated  in  the  column entitled "Description of Exhibit,"  this exhibit  is incorporated by reference to another filing or document.

 (b)     Reports on Form 8-K

         On October 22, 2003, the Company filed a Current Report on Form 8-K reporting 2003 third quarter earnings.

         On October 23, 2003, the Company filed a Current Report on Form 8-K announcing the declaration of a semi-annual dividend.

Item 14.   Principal Accountant Fees and Services

         The information required in response to this item is incorporated into this report by reference to the material under the heading "Independent Public Accountants" in the Proxy Statement.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      BRITTON & KOONTZ CAPITAL CORPORATION
                      (Registrant)


                                        By:/s/ W. Page Ogden
                                           -------------------------------------
                                           W. Page Ogden
                                           Chairman and Chief Executive Officer
                                           Date: March 26, 2004


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                         Title                           Date
-------------                     --------------                  --------------

/s/ W. Page Ogden                 Chairman,                       March 26, 2004
--------------------------        Chief Executive
W. Page Ogden                     Officer and
                                  Director
                                  (Principal Executive Officer)


/s/ W. W. Allen, Jr.              Director                        March 26, 2004
--------------------------
W. W. Allen, Jr.


/s/ Craig A. Bradford             Director                        March 26, 2004
--------------------------
Craig A. Bradford, DMD


/s/ A. J. Ferguson                Director                        March 26, 2004
--------------------------
A. J. Ferguson


/s/ Bazile R. Lanneau, Jr.        Vice President, Chief           March 26, 2004
--------------------------        Financial Officer, Treasurer,
Bazile R. Lanneau, Jr.            Asst. Secretary and Director
                                  (Principal Financial Officer)
                                  (Principal Accounting Officer)


/s/ Albert W. Metcalfe            Secretary and                   March 26, 2004
--------------------------        Director
Albert W. Metcalfe

Signature                         Title                           Date
-------------                     --------------                  --------------


/s/ Bethany L. Overton            Director                        March 26, 2004
--------------------------
Bethany L. Overton


/s/ R. Andrew Patty II            Director                        March 26, 2004
--------------------------
R. Andrew Patty II


/s/ Robert R. Punches             Vice-Chairman and               March 26, 2004
--------------------------        Director
Robert R. Punches


/s/ Vinod K. Thukral, Ph.D.        Director                       March 26, 2004
--------------------------
Vinod K. Thukral, Ph.D.

                                   EXHIBIT 13

                          ANNUAL REPORT TO SHAREHOLDERS

To our Shareholders


The performance of your bank showed marked improvement in 2003 over the previous year. Earnings per share amounted to $1.29 versus $.59 in the prior year, and the stock price of the corporation increased from $14.60 to $17.27. While reflecting the recovery from the disappointing write-off of the Sumx technology investment in 2002, the 2003 earnings increase included the benefits of the tremendous amount of mortgage refinancing that occurred in the midst of record low mortgage rates. B&K's origination and sale of mortgages amounted to $74 million, compared to $43 million in the previous year.

Although we do not expect to see the same volume of mortgage refinancing this year, B&K is establishing itself in growing markets where we have the opportunity not only to refinance existing mortgages but also to finance home construction and purchases. In 2003, for example, we opened a small office in the dynamic Madison, Mississippi, market where Nissan Corporation has brought on line a state of the art assembly plant that promises to transform the central Mississippi economy. Vicksburg and Baton Rouge also reflect very vibrant, although highly competitive, economies that afford us the opportunity to sustain and enlarge our mortgage line of business.

In addition to the leased Madison office, the bank built and opened a second facility in Vicksburg, moved into larger, more visible quarters in Baton Rouge, and began the long needed renovation of the bank's highly utilized Tracetown Branch in Natchez. Addressing the physical plant needs of the bank and staffing such facilities with well trained, highly motivated individuals in new markets have dented earnings, but such efforts position the bank for new levels of growth and profitability. Not surprisingly, the bank's 2003 performance included solid growth in loans and transaction deposits.

We enter 2004 with prospects of continued growth, particularly in the area of commercial loans. The national economy shows signs of recovery, and the confidence of many businesses in the mid-market sector to commit to expansion and renewal may well drive demand for commercial loans. B&K is positioned to respond with personal, quick service.

Amidst incidences of tragic corporate mis-governance, your bank remains one of the most trusted institutions in the communities we serve. Britton & Koontz is proud and honored to be a recipient of this of trust. As always, thank you for your continued support and I look forward to hearing from you.



/s/ Page Ogden
--------------------------
W. Page Ogden
Chairman, President and CEO

                You will notice an updated bank logo and message

                       on the cover of this year's report.

                  It boldly reflects what we have long provided

                         in our home market of Natchez.



                             "Answers. Since 1836."



                   Today as we grow our presence in new cities

                        and enhance products system wide,

                    we will continue to confidently encourage

                          future and existing customers

              to "Ask Us" for the answers to their financial needs.


                  Convenient locations and superior technology

                           Are expected and necessary,

                       but ultimately providing solutions

                  to our customers' needs in personal, timely,

                               and innovative ways

                     will continue to be the key to success.



                  Thus, we increase brand loyalty, the value of

              our franchise and the trust of you our shareholders.




BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES


Financial Highlights
($ IN THOUSANDS, EXCEPT PER SHARE DATA)


YEAR END BALANCE                                      2003               2002              2001              2000
                                                    ---------          ---------         ---------         ---------
Total Assets                                        $ 374,406          $ 308,879         $ 298,856         $ 270,119
Gross Loans (net of unearned income)                  206,591            180,398           179,711           186,861
Loans held for sale                                     3,102              4,393             5,416                 -
Allowance for Loan Losses                               2,070              2,129             2,108             1,884
Total Deposits                                        232,934            233,012           217,680           211,323
Stockholders' Equity                                   30,197             29,329            28,291            25,524


FOR THE YEAR

Net Interest Income                                  $ 13,451           $ 12,649          $ 12,080          $ 11,086
Net Income                                              2,739              1,240             3,248             2,691


PER SHARE

Earnings Per Share-Basic                               $ 1.30             $ 0.59            $ 1.54            $ 1.29
Earnings Per Share-Diluted                               1.29               0.59              1.54              1.28
Cash Dividends                                           0.64               0.62              0.61              0.60
Book Value                                              14.29              13.88             13.41             12.15
Year End Stock Price                                    17.27              14.60             15.00             12.00


OTHER KEY INFORMATION

Return on Average Assets (%)                             0.80               0.41              1.19              0.98
Return on Average Equity (%)                             9.13               4.23             12.76             10.70
Dividend Payout (%)                                     49.38             105.67             39.61             43.00
Efficiency Ratio (%)                                    69.82              70.79             60.69             69.07
Net Interest Income/Average Earning Assets (%)           4.19               4.51              4.73              4.32
Allowance for Loan Losses/Loans (%)                      1.00               1.18              1.17              1.01
Non Performing Loans/Loans (%)                           0.74               1.29              1.56              0.74
Loans/Deposits (%)                                      88.69              77.42             82.56             88.42
Total Stockholders' Equity/Assets (%)                    8.07               9.50              9.47              9.45
Total  Risk-Based Ratio (%)                             13.16              14.71             14.81             14.81
Tier 1 Risk-Based Ratio (%)                             12.25              13.61             13.71             13.74
Tier 1 Leverage Ratio (%)                                7.83               8.71              9.52              8.76
Weighted Average Shares Outstanding:
Basic                                               2,113,087          2,109,809         2,108,973         2,080,046
Diluted                                             2,116,163          2,112,405         2,111,383         2,101,714





                      BRITTON & KOONTZ CAPITAL CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

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


/s/May and Company
Vicksburg, Mississippi
January 16, 2003

                                January 22, 2004

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
Britton & Koontz Capital Corporation and Subsidiaries


We have  audited  the  Consolidated  Balance  Sheet of Britton & Koontz  Capital
Corporation  and   Subsidiaries  as  of  December  31,  2003,  and  the  related
Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Britton & Koontz Capital Corporation and Subsidiaries as of December 31, 2002, were audited by other auditors whose report dated January 16, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Britton & Koontz Capital Corporation and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                                     Respectfully submitted,

                                                    /s/Hannis T. Bourgeois, LLP




              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002





                                     ASSETS

                                                                                       2003                 2002
                                                                                 ----------------    -----------------

ASSETS:
    Cash and Due from Banks:
       Non-interest bearing                                                      $      7,390,638    $       8,914,638
       Interest bearing                                                                   969,117            2,562,236
                                                                                  ---------------     ----------------

              Total Cash and Due from Banks                                             8,359,755           11,476,874

    Federal funds sold                                                                     41,361            3,560,000
    Investment Securities:
       Held-to-maturity (market value of $44,002,578
          and $34,305,172, respectively)                                               42,289,409           33,147,883
       Available-for-sale (amortized cost of $92,186,797
          and $58,343,140, respectively)                                               93,663,436           60,565,938
       Other equity securities                                                          5,181,800            3,345,200
    Loans, less unearned income of $3,931 in 2003 and
       $14,782 in 2002, and allowance for loan losses of
       $2,070,162 in 2003 and $2,129,328 in 2002                                      204,521,159          178,268,969
    Loans held-for-sale                                                                 3,102,006            4,393,397
    Bank premises and equipment, net                                                    8,596,254            7,022,975
    Other real estate, net                                                              1,741,127            1,554,323
    Accrued interest receivable                                                         2,095,662            2,123,114
    Cash surrender value of life insurance                                                905,090              900,550
    Core deposits, net of accumulated amortization
       of $518,088 in 2003 and $410,472 in 2002                                         1,096,122            1,203,738
    Other assets                                                                        2,813,267            1,316,327
                                                                                   --------------     ----------------

TOTAL ASSETS                                                                     $    374,406,448    $     308,879,288
                                                                                   ==============     ================




The accompanying notes are an integral part of these financial statements.














                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       2003                 2002
                                                                                 ----------------    -----------------

LIABILITIES:
    Deposits:
       Non-interest bearing                                                     $      37,523,263   $       33,843,654
       Interest bearing                                                               195,410,519          199,168,384
                                                                                  ---------------     ----------------
              Total Deposits                                                          232,933,782          233,012,038

    Federal funds purchased                                                             4,550,000          -
    Securities sold under repurchase agreements                                         9,935,300            2,141,790
    Federal Home Loan Bank advances                                                    87,575,761           41,315,484
    Junior subordinated debentures                                                      5,000,000           -
    Accrued interest payable                                                              830,498              956,437
    Advances from borrowers for taxes and insurance                                       367,375              326,242
    Accrued taxes and other liabilities                                                 3,017,133            1,797,823
                                                                                  ---------------     ----------------
              Total Liabilities                                                       344,209,849          279,549,814


STOCKHOLDERS' EQUITY:
    Common  stock,  $2.50 par value per  share;  12,000,000  shares  authorized;
       2,127,587 shares issued and 2,113,087 shares outstanding
       at December 31, 2003 and 2002                                                    5,318,968            5,318,968
    Additional paid-in capital                                                          7,225,408            7,225,408
    Retained earnings                                                                  16,690,918           15,304,539
    Accumulated other comprehensive income                                              1,218,680            1,737,934
                                                                                  ---------------     ----------------
                                                                                       30,453,974           29,586,849
    Less:  Treasury stock, 14,500 shares, at cost                                        (257,375)            (257,375)
                                                                                  ---------------     ----------------
              Total Stockholders' Equity                                               30,196,599           29,329,474
                                                                                  ---------------     ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $     374,406,448   $      308,879,288
                                                                                 ================    =================




              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002




                                                                                       2003                 2002
                                                                                 ----------------    -----------------

INTEREST INCOME:
    Interest and fees on loans                                                   $     14,518,794    $      14,734,982
    Interest on investment securities:
       Taxable interest income                                                          3,459,158            3,477,193
       Exempt from federal income taxes                                                 1,623,748            1,608,837
    Other interest income                                                                  10,589               33,329
                                                                                  ---------------     ----------------

          Total Interest Income                                                        19,612,289           19,854,341

INTEREST EXPENSE:
    Interest on deposits                                                                3,953,939            5,057,718
    Interest on Federal Home Loan Bank advances                                         2,130,880            2,082,094
    Interest on short-term borrowings                                                      76,469               65,324
                                                                                  ---------------     ----------------

          Total Interest Expense                                                        6,161,288            7,205,136
                                                                                  ---------------     ----------------

NET INTEREST INCOME                                                                    13,451,001           12,649,205

PROVISION FOR LOAN LOSSES                                                                 670,000            1,025,000
                                                                                  ---------------     ----------------

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                                                    12,781,001           11,624,205

OTHER INCOME:
    Service charges on deposit accounts                                                 1,355,639            1,273,892
    Income from fiduciary activities                                                       41,972               40,667
    Net gain on sales of loans                                                            628,705              311,283
    Net gain on sales of available-for-sale securities                                          -              154,175
    Other                                                                                 693,001              615,204
                                                                                  ---------------        -------------

          Total Other Income                                                            2,719,317            2,395,221
                                                                                  ---------------     ----------------
          Income before Other Expenses                                                 15,500,318           14,019,426






                                                                                       2003                 2002
                                                                                 ----------------    -----------------

OTHER EXPENSES:
    Salaries                                                                            5,790,994            4,886,180
    Employee benefits                                                                   1,130,880              839,758
    Director fees                                                                         172,057              173,980
    Net occupancy expense                                                                 854,710              754,100
    Equipment expense                                                                     957,554              953,669
    Other real estate, net                                                                130,648              379,723
    FDIC assessment                                                                        35,279               37,099
    Advertising                                                                           261,770              235,188
    Stationery and supplies                                                               268,519              275,268
    Amortization                                                                          107,616              107,616
    Other investee losses                                                                       -            1,145,607
    Other                                                                        ----------------    -----------------

          Total Other Expenses                                                         12,011,839           11,791,064
                                                                                 ----------------    -----------------

INCOME BEFORE INCOME TAX EXPENSE                                                        3,488,479            2,228,362

INCOME TAX EXPENSE                                                                        749,725              988,450
                                                                                   --------------    -----------------

NET INCOME                                                                       $      2,738,754    $       1,239,912
                                                                                  ===============    =================
PER SHARE DATA:
    Basic earnings per share                                                     $           1.30    $            0.59
                                                                                  ===============    =================

    Diluted earnings per share                                                   $           1.29    $            0.59
                                                                                  ===============    =================

    Cash dividends per share                                                     $           0.64    $            0.62
                                                                                  ===============    =================



The accompanying notes are an integral part of these financial statements.



              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                       Common Stock                    Additional
                                             -----------------------------------         Paid-In           Retained
                                                  Shares             Amount              Capital           Earnings
                                             ---------------    ----------------    ---------------     --------------

BALANCE, December 31, 2001                        2,109,055     $     5,308,888     $    7,189,563      $  15,373,489
   Comprehensive income:
     Net income                                           -                   -                  -          1,239,912
     Other comprehensive income
       (net of tax):
         Net change in unrealized gain
           on derivative                                  -                   -                  -                  -
         Net change in unrealized
           gain on securities available
           for sale, net of reclassification
           adjustment                                     -                   -                  -                  -
                                             ---------------    ----------------    ---------------     --------------
         Total Comprehensive Income                       -                   -                  -          1,239,912
                                             ---------------    ----------------    ---------------     --------------

Stock options exercised                               4,032              10,080             35,845                  -
Cash dividends declared
   ($0.62 per share)                                      -                   -                  -         (1,308,862)
                                             ---------------    ----------------    ---------------     --------------
BALANCE, December 31, 2002                        2,113,087           5,318,968          7,225,408         15,304,539
   Comprehensive income:
     Net income                                           -                   -                  -          2,738,754
     Other comprehensive income
       (net of tax):
         Net change in unrealized gain
           on derivative                                  -                   -                  -                  -
         Net change in unrealized
           gain on securities available
           for sale, net of reclassification
           adjustment                                     -                   -                  -                  -
                                             ---------------    ----------------    ---------------     --------------
         Total Comprehensive Income                       -                   -                  -          2,738,754
                                             ---------------    ----------------    ---------------     --------------
Cash dividends declared
   ($0.64 per share)                                      -                   -                  -         (1,352,375)
                                             ---------------    ----------------    ---------------     --------------
BALANCE, December 31, 2003                        2,113,087     $     5,318,968     $    7,225,408      $  16,690,918
                                             ===============    ================    ===============     ==============





The accompanying notes are an integral part of these financial statements.




                                                         Accumulated
                                                            Other
                                                        Comprehensive          Treasury
                                                           Income                Stock                 Total
                                                       ----------------      ----------------      ----------------

BALANCE, December 31, 2001                             $       676,575       $     (257,375)       $     28,291,140
   Comprehensive income:
     Net income                                                      -                    -               1,239,912
     Other comprehensive income
       (net of tax):
         Net change in unrealized gain
           on derivative                                       249,490                    -                 249,490
         Net change in unrealized
           gain on securities available
           for sale, net of reclassification
           adjustment                                          811,869                    -                 811,869
                                                       ----------------      ----------------      ----------------
         Total Comprehensive Income                          1,061,359                    -               2,301,271
                                                       ----------------      ----------------      ----------------

Stock options exercised                                              -                    -                  45,925
Cash dividends declared
   ($0.62 per share)                                                 -                    -              (1,308,862)
                                                       ----------------      ----------------      ----------------
BALANCE, December 31, 2002                                   1,737,934             (257,375)             29,329,474
   Comprehensive income:
     Net income                                                      -                    -               2,738,754
     Other comprehensive income
       (net of tax):
         Net change in unrealized gain
           on derivative                                       (51,402)                   -                 (51,402)
         Net change in unrealized
           gain on securities available
           for sale, net of reclassification
           adjustment                                         (467,852)                   -                (467,852)
                                                       ----------------      ----------------      ----------------
         Total Comprehensive Income                           (519,254)                   -               2,219,500
                                                       ----------------      ----------------      ----------------
Cash dividends declared
   ($0.64 per share)                                                 -                    -              (1,352,375)
                                                       ----------------      ----------------      ----------------
BALANCE, December 31, 2003                             $     1,218,680       $     (257,375)       $     30,196,599
                                                       ================      ================      ================




              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                                        2003                2002
                                                                                   ---------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                     $     2,738,754     $     1,239,912
    Adjustments to reconcile net income to
       net cash provided by operating activities:
          Deferred taxes                                                                   231,819             165,025
          Provision for loan losses                                                        670,000           1,025,000
          Loss on advances to affiliate                                                          -             586,781
          Provision for depreciation                                                       724,609             785,747
          Provision for other real estate losses                                           (47,248)            296,120
          Gain on sale of investments available-for-sale                                         -            (154,175)
          Loss on sale of premises and equipment                                            45,612                   -
          (Gain) loss on sale of other real estate                                          97,119              (8,400)
          Stock dividends received                                                         (73,500)            (81,300)
          Net amortization (accretion) of securities                                       768,417             (79,656)
          Amortization of valuation adjustment on acquired loans                                 -              10,305
          Amortization of acquisition premium                                              107,616             107,616
          Equity in investee losses                                                              -             558,826
    Net change in:
       Loans held for sale                                                               1,291,391           1,022,146
       Accrued interest receivable                                                          27,452             202,158
       Cash surrender value of life insurance                                               (4,540)            (44,160)
       Other assets                                                                     (1,545,369)           (372,294)
       Accrued interest payable                                                           (125,939)           (363,376)
       Accrued taxes and other liabilities                                               1,296,390              (4,623)
                                                                                   ---------------     ---------------

              Net Cash Provided by Operating Activities                                  6,202,583           4,891,652
                                                                                   ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    (Increase) decrease in federal funds sold                                            3,518,639          (2,510,000)
    Proceeds from principal paydowns of investment
       securities held-to-maturity                                                       2,778,056                   -
    Proceeds from sales and maturities of investment
       securities available-for-sale                                                     1,001,558           8,249,296
    Proceeds from principal paydowns of investment
       securities available-for-sale                                                    33,469,472          14,123,566
    Advances to affiliate                                                                        -            (410,151)
    Repayment of advances by affiliate                                                           -              19,087






                                                                                        2003                2002
                                                                                   ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES (Continued):
    Purchases of investment securities held-to-maturity                                (12,103,638)         (5,170,133)
    Purchases of investment securities available-for-sale                              (68,899,060)        (26,901,438)
    Purchase of other equity securities                                                 (1,763,100)           (100,000)
    Net increase in loans                                                              (27,709,749)         (3,179,498)
    Proceeds from sale of other real estate                                                517,331           1,102,847
    Purchases of premises and equipment                                                 (2,343,500)           (637,768)
                                                                                   ---------------     ---------------

              Net Cash Used in Investing Activities                                    (71,533,991)        (15,414,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in demand deposits                                                      7,728,910           9,737,956
    Net increase (decrease) in certificates of deposit                                  (7,807,166)          5,594,226
    Net increase (decrease) in federal funds purchased                                   4,550,000                   -
    Advances from Federal Home Loan Bank                                                61,020,000                   -
    Repayments of  Federal Home Loan Bank advances                                     (14,759,723)         (5,684,516)
    Net increase (decrease) in securities sold under
       repurchase agreements                                                             7,793,510            (956,227)
    Proceeds from issuance of junior subordinated
       debentures                                                                        5,000,000                   -
    Increase (decrease) in advances from borrowers
       for taxes and insurance                                                              41,133              11,676
    Cash dividends paid                                                                 (1,352,375)         (1,308,862)
    Cash received from stock options exercised                                                   -              45,925
                                                                                   ---------------     ---------------

              Net Cash Provided by Financing Activities                                 62,214,289           7,440,178
                                                                                   ---------------     ---------------

NET DECREASE IN CASH AND DUE FROM BANKS                                                 (3,117,119)         (3,082,362)

CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                                            11,476,874          14,559,236
                                                                                    --------------      --------------

CASH AND DUE FROM BANKS AT END OF YEAR                                             $     8,359,755     $    11,476,874
                                                                                    ==============      ==============



              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                                                        2003                2002
                                                                                   ---------------     ---------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
       Cash payments for:
          Income taxes                                                             $       474,931     $     1,209,772
                                                                                    ==============      ==============

          Interest on deposits and borrowings                                      $     6,454,657     $     7,568,512
                                                                                    ==============      ==============

SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:
       Transfer of loans foreclosed to other real estate                           $       787,559     $     1,418,677
                                                                                    ==============      ==============

       Change in unrealized (gains) losses on
          securities available-for-sale                                            $      (746,159)    $    (1,147,796)
                                                                                    ==============      ==============

       Change in the deferred tax effect in unrealized
          gains (losses) on securities available-for-sale                          $      (278,307)    $       335,927
                                                                                    ==============      ==============

       Change in unrealized gains on derivative                                    $       (81,980)    $      (397,911)
                                                                                    ==============      ==============

       Change in the deferred tax effect in
          unrealized gains on derivative                                           $       (30,578)    $       148,421
                                                                                    ==============      ==============



The accompanying notes are an integral part of these financial statements.


              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002



NOTE A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Principles of Consolidation

               The consolidated financial statements include the accounts of Britton & Koontz Capital Corporation (the Company) and its wholly owned subsidiaries, Britton & Koontz First National Bank (the
               Bank) and B & K Title Insurance Agency, Inc. (the Agency). All material intercompany profits, balances and transactions have been eliminated.

               Nature of Operations

               The Bank operates under a national bank charter and provides full banking services, including trust services. The primary area served by the Bank is the southwest region of Mississippi and East Baton Rouge Parish in Louisiana. Services are provided at four locations in Natchez, Mississippi, two locations in Vicksburg, Mississippi, one in Madison, Mississippi, and three locations in Baton Rouge, Louisiana.

               The Agency issues policies of title insurance for and on behalf of the Company upon properties in all counties in the state of Mississippi.

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

               While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for loan losses may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002



NOTE A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               Investment Securities

               Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent and the Bank has the ability at the time of purchase to hold debt securities until maturity, they are classified as held-to-maturity and carried at cost, adjusted for amortization of premiums and accretion of discounts using methods approximating the interest method. Available-for-sale securities include securities that management intends to use as part of its asset and liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rates and resultant prepayment risk changes. These securities are carried at fair value. Equity securities includes stock in the Federal Reserve Bank and the Federal Home Loan Bank, which are restricted and are carried at cost. Equity securities also include an investment in the voting stock of Sumx Inc. which was recorded at cost adjusted for the Company's share of the investee's earnings or losses.

               Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Unrealized gains and losses on investment securities available-for-sale are based on the difference between book value and fair value of each security. These unrealized gains and losses are reported as a component of comprehensive income in stockholders' equity, net of the related deferred tax effect. The Bank does not engage in trading account activities.

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

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002



NOTE A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               Loans - continued

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

               Allowance for Loan Losses

               The allowance is an amount that management believes will be adequate to absorb probable losses inherent in the loan portfolio as of the balance sheet date based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Credits deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance. Past due status is determined based on contractual terms.

               Bank Premises and Equipment

               Bank premises and equipment are stated at cost, less accumulated depreciation. Depreciation expense is computed by the straight-line method and is charged to expense over the estimated useful lives of the assets, which range from 3 to 30 years.

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002



NOTE A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               Other Real Estate

               Properties acquired through foreclosure or in settlement of loans and in lieu of loan foreclosures are classified as foreclosed properties and are valued at the lower of the loan value or estimated fair value of the property acquired less estimated selling costs. At the time of foreclosure, the excess, if any, of the loan value over the estimated fair value of the property acquired less estimated selling costs, is charged to the allowance for loan losses. Additional decreases in the carrying values of foreclosed properties or changes in estimated selling costs, subsequent to the time of foreclosure, are recognized through provisions charged to operations. Revenues and expenses from operations and gains and losses on dispositions of such assets are recorded in earnings in the period incurred.

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

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002



NOTE A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               Income Taxes - continued

               Deferred taxes are provided utilizing a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

               The Company and its subsidiaries file a consolidated federal income tax return. Consolidated income tax expense is allocated on the basis of each company's income adjusted for permanent differences.

               Earnings Per Share

               Basic earnings per share represents income available to common stockholders divided by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. All shares held by the Employee Stock Ownership Plan (ESOP) are treated as outstanding in computing the earnings per share. Stock options are used in the calculation of diluted earnings per share if they are dilutive. Earnings per common share have been computed as follows:

                                                                       Income             Shares           Per Share
                                                                     (Numerator)       (Denominator)        Amount
               Year Ended December 31, 2003:
                  Basic Earnings Per Share:
                     Income Available to Common
                         Shareholders                             $     2,738,754         2,113,087       $       1.30
                                                                                                           ===========
                  Diluted Earnings Per Share:
                     Options                                                    -             3,076
                                                                    -------------      ------------

                  Income Available to Common
                     Shareholders Assuming Conversion             $     2,738,754         2,116,163       $       1.29
                                                                   ==============      ============        ===========






              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002



NOTE A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               Earnings Per Share -continued
                                                                      Income              Shares           Per Share
                                                                     (Numerator)     (Denominator)      Amount

               Year Ended December 31, 2002:
                  Basic Earnings Per Share:
                     Income Available to Common
                         Shareholders                             $     1,239,912         2,109,809       $       0.59
                                                                                                           =============
                  Diluted Earnings Per Share:
                     Options                                                    -             2,596
                                                                    -------------    --------------

                  Income Available to Common
                     Shareholders Assuming Conversion             $     1,239,912         2,112,405       $        0.59
                                                                   ==============    ==============        ============



               The Company has granted options to purchase various amounts of the Company's common stock at various prices ranging from $11.39 to $19.94 per share. Those options whose exercise price exceeded the average market price of the common shares are not included in the options adjustment for diluted earnings per share.

               Off-Balance-Sheet Financial Instruments

               In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of interest-rate swap and cap agreements, commitments to extend credit and standby letters of credit. Financial instruments related to loans are recorded in the financial statements when they become payable.

               Statement of Cash Flows

               For purposes of the statements of cash flows, the Company considers only cash and due from banks to be cash equivalents.

               Advertising Costs

               Advertising and marketing costs are recorded as expenses in the year in which they are incurred. Advertising and marketing costs charged to operations during 2003 and 2002 were $261,770 and $235,188, respectively.

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002



NOTE A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               Interest-Rate Cap Agreements

               The cost of interest-rate cap agreements is amortized to interest expense over the terms of the caps. The unamortized cost is included in other assets in the consolidated balance sheet. Amounts receivable under cap agreements are accrued as a reduction of interest expense. The Bank does not engage in trading of derivatives. All such financial instruments are used to manage interest rate risk.

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

               Stock Compensation Plans

               FASB Statement No. 123, "Accounting for Stock-Based Compensation", encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002



NOTE A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               Stock Compensation Plans - continued

               issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

               Comprehensive Income

               Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

               Recent Accounting Pronouncements

               In December of 2002, the FASB issued FASB Interpretation No. 45 which requires recognition at fair value of a liability for certain types of guarantees at the time of issuance. The interpretation also provides guidance on disclosures required for guarantees. The provisions of Interpretation No. 45 are applicable for guarantees issued or modified after December 31, 2002. The application of this Interpretation by the Company had no material effect on its financial position.

               In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," to establish new standards for classification, measurement, and disclosure of certain types of financial instruments having characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and for contracts in existence at the start of the first interim period beginning after June 15, 2003. For financial instruments existing at the beginning of the effective interim period that were created before SFAS No. 150 was issued, the impact of initial measurement should be treated as the cumulative effect of an accounting change. The Company is in compliance with the requirements of this Statement as the applicable financial instrument is reflected as a liability on the consolidated balance sheet at December 31, 2003.

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002



NOTE A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               Recent Accounting Pronouncements      - continued

               In November of 2003,  the FASB  issued  FASB Staff  Position  No.
               144-1 which addresses the accounting for assets acquired by a lender upon foreclosure and subsequent gain from disposition of the asset. This pronouncement is effective November 11, 2003. The adoption of FASB Staff Position No. 144-1 by the Company had no effect on its financial position or results of operations.

               In November of 2003, the FASB's Emerging Issues Task Force released Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The Issue addresses disclosure requirements of securities in unrealized loss positions for entities governed by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The new disclosure requirements apply to fiscal years ending after December 15, 2003. The disclosures required by this pronouncement are included in these financial statements as of December 31, 2003.

               Issued in January 2003, FASB Interpretation No. 46 establishes new standards regarding the consolidation of a variable interest entity (VIE) when the controlling enterprise does not hold a majority voting interest in the entity. Interpretation 46 is effective immediately for VIEs created after January 31, 2003. In January 2004, Revised FASB Interpretation 46, "Consolidation of Variable Interest Entities," was issued and replaces Interpretation No. 46. Revised Interpretation 46 provides the same general principles from the previous interpretation, makes technical corrections to the original interpretation and provides additional clarifying guidance on certain application matters. Generally, such disclosure is effective for all financial statements issued after December 31, 2003, regardless of the date in which the VIE was created. The Company is in compliance with the requirements of this Interpretation.

               Reclassifications

               Certain reclassifications have been made to the 2002 consolidated financial statements in order to conform to the classifications adopted for reporting in 2003.

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002



NOTE B.        INVESTMENT SECURITIES
               The amortized cost and approximate market value of investment securities classified as held-to-maturity at December 31, 2003, are summarized as follows:

                                                                           Gross           Gross
                                                       Amortized        Unrealized      Unrealized          Fair
                                                         Cost              Gains          Losses            Value
                                                     --------------    ------------     -----------    --------------
               Obligations of State and
                  Political Subdivisions               $ 34,834,072     $ 1,674,117     $   (4,188)    $  36,504,001
               Mortgage-Backed Securities                 7,455,337          43,240              -         7,498,577
                                                      -------------     ------------    ----------     --------------
                                                       $ 42,289,409     $ 1,717,357     $   (4,188)    $  44,002,578
                                                      =============     ============    ===========    ==============



               The amortized cost and approximate market value of investment securities classified as available-for-sale at December 31, 2003, are summarized as follows:

                                                                           Gross           Gross
                                                       Amortized        Unrealized      Unrealized          Fair
                                                         Cost              Gains          Losses            Value
                                                    ---------------    ------------   -------------    ---------------

               Mortgage-Backed Securities           $  88,152,991      $  1,466,654    $  (110,749)     $  89,508,896
               Other Debt Securities                    4,033,806           120,734              -          4,154,540
                                                    ---------------    -------------   ------------     --------------
                                                    $  92,186,797      $  1,587,388    $  (110,749)     $  93,663,436
                                                    ===============    =============   ============     ==============



               The aggregate fair values and aggregate unrealized losses on securities whose fair values are below book values as of December
               31, 2003, are summarized below. Due to the nature of the investment and current market prices, these unrealized losses are considered a temporary impairment of the securities.

                                      Less than 12 Months                 12 Months or More                     Total
                                  -----------------------------     ------------------------------    ---------------------------
                                                   Unrealized                        Unrealized                       Unrealized
                                  Fair Value         Loss           Fair Value           Loss           Fair Value       Loss
                                  ------------    -------------     -----------     --------------    -------------  ------------
  Held-to-Maturity:
    Obligations of
      State and Political
      Subdivisions
      (one security)              $    330,534    $     (4,188)     $        -      $           -      $    330,534   $   (4,188)
                                  ============    =============     ===========     ==============     ============   ===========
  Available-for-Sale:
    Mortgage-Backed
      Securities (six
      securities)                 $ 34,877,431    $   (110,749)     $        -      $           -      $ 34,877,431   $ (110,749)
                                  ============    =============     ===========     ==============     ============   ===========


              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002



NOTE B.        INVESTMENT SECURITIES  (Continued)

               The amortized cost and approximate market value of investment securities classified as held-to-maturity at December 31, 2002, are summarized as follows:

                                                                           Gross           Gross
                                                       Amortized        Unrealized      Unrealized          Fair
                                                         Cost              Gains          Losses            Value
                                                     --------------    -------------  -------------    ---------------
               Obligations of State and
                  Political Subdivisions             $   33,147,883    $   1,160,272   $     (2,983)    $   34,305,172
                                                      =============     ============    ===========      =============

               The amortized cost and approximate market value of investment securities classified as available-for-sale at December 31, 2002, are summarized as follows:

                                                                           Gross           Gross
                                                       Amortized        Unrealized      Unrealized          Fair
                                                         Cost              Gains          Losses            Value
                                                   ----------------    -------------  -------------    ---------------
               Mortgage-Backed Securities            $  53,264,948      $  2,074,459   $         -      $  55,339,407
               Other Debt Securities                     5,078,192           148,339`            -          5,226,531
                                                    ---------------     ------------   ------------    ---------------
                                                     $  58,343,140      $  2,222,798   $         -      $  60,565,938
                                                    ===============     ============   ============     ==============


               Equity securities at December 31, 2003 and 2002, include the following: Federal Home Loan Bank stock of $4,512,300 and $2,825,700, respectively; the Federal Reserve Bank of $521,700 and $371,700, respectively; First National Bankers Bank in the amount of $47,800 for 2003 and 2002; and a $100,000 investment in ECD Investments, LLC for both years. The Bank did not redeem any stock in the Federal Home Loan Bank during 2003 or 2002. The stocks are considered restricted stock as only banks, which are members of these organizations, may acquire or redeem them. The stock is redeemable at its face value; therefore, there are no gross unrealized gains or losses associated with these investments.

               Equity securities also reflect an investment in Sumx Inc., an electronic banking development and marketing company. Britton & Koontz Capital Corporation invested $1 million during 1998 and $250,000 during 2001 in Sumx Inc. This investment reflects an approximate 37% preferred interest in the voting stock of Sumx Inc. This investment is carried at equity, which is the cost of the investment adjusted for the Company's proportionate share of the investee's earnings or losses.

               Sumx Inc. incurred net losses of $-0- and $505,737 during 2003 and 2002, respectively. The Company's proportionate share of
               these  losses  was  $-0-  and  $185,201,   respectively  and  are
               reflected in other expense. During 2002, the advances and investment were written off, as reflected in other expense, due to uncertainty regarding Sumx's future prospects and value.

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002



NOTE B.        INVESTMENT SECURITIES  (Continued)

               The President and CEO and the Vice President of Britton & Koontz Capital Corporation serve as two of the three members of the Board of Directors of Sumx Inc. In addition, the Vice President of Britton & Koontz Capital Corporation individually owns 19.5% of the voting stock of Sumx Inc.

               Investment securities carried at approximately $67,190,000 (approximate market value $69,621,000) at December 31, 2003, and approximately $54,059,000 (approximate market value $56,236,000) at December 31, 2002, were pledged to collateralize public deposits and for other purposes as required or permitted by law or agreement.

               The amortized cost and approximate market value of investment debt securities at Decem-ber 31, 2003, by contractual maturity (including mortgage-backed securities), are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                               Securities held-to-maturity
                                                                ------------------------------------------------------
                                                                     Weighted
                                                                      Average         Amortized            Market
                                                                       Yield            Cost                Value
                                                                ----------------   ---------------     ---------------

               Due After One Year through Five Years                 5.657%          $   2,217,382       $   2,342,220
               Due After Five Years through Ten Years                6.726%              5,483,185           5,852,078
               Due After Ten Years                                   6.326%             34,588,842          35,808,280
                                                                                    --------------      --------------

                                                                                     $  42,289,409       $  44,002,578
                                                                                    ==============      ==============


                                                                            Securities available-for-sale
                                                                ------------------------------------------------------
                                                                     Weighted
                                                                      Average         Amortized            Market
                                                                      Yield             Cost                Value
                                                                ----------------   ---------------     ---------------


               Due in One Year or Less                               5.614%        $     3,030,504     $     3,097,582
               Due After One Year through Five Years                 3.952%             10,542,884          10,703,015
               Due After Five Years through Ten Years                4.133%             47,513,960          47,827,418
               Due After Ten Years                                   5.514%             31,099,449          32,035,421
                                                                                   ---------------     ---------------

                                                                                   $    92,186,797     $    93,663,436
                                                                                   ===============     ===============


              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002



NOTE C.        LOANS

               The Bank's loan  portfolio  (rounded to the nearest  thousand) at
               December 31, 2003 and 2002, consists of the following:
                                                                                       2003                 2002
                                                                                 ----------------    -----------------

               Commercial, Financial and Agricultural                            $     31,853,000    $      34,264,000
               Real Estate-Construction                                                14,690,000            7,207,000
               Real Estate-Mortgage                                                   148,857,000          127,284,000
               Installment                                                             14,195,000           15,881,000
               Overdrafts                                                                 102,000              170,000
                                                                                 ----------------    -----------------

                  Total loans                                                    $    209,697,000    $     184,806,000
                                                                                 ================    =================

               Loans on which accrual of interest has been discontinued or reduced were approximately $1,184,000 and $2,066,000 at December 31, 2003 and 2002, respectively. If interest on such loans had been accrued, the income would have approximated $28,000 and $141,000 in 2003 and 2002, respectively. At December 31, 2003 and 2002, respectively, the recorded investment in loans that were considered to be impaired was approximately $563,000 and $1,716,366, primarily all of which were on a nonaccrual basis. The related allowance amount on impaired loans was not significant. Loans which are contractually 90 days or more past due as of December 31, 2003 and 2002, were approximately $337,000 and $253,000, respectively.

               In the ordinary course of business, the Bank makes loans to its executive officers, principal stockholders, directors and to companies in which these borrowers are principal owners. Loans outstanding to such borrowers (including companies in which they are principal owners) amounted to $2,947,193 and $2,989,191 at December 31, 2003 and 2002, respectively. These loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features.

               The aggregate amount of loans to such related parties for 2003 and 2002 is as follows:

                                                                                       2003                 2002
                                                                                 ----------------    -----------------

               Balance at January 1                                              $      2,989,191    $       3,407,502
               New Loans                                                                2,868,208            2,597,447
               Repayments                                                              (2,910,206)          (3,015,758)
                                                                                 ----------------    -----------------

               Balance at December 31                                            $      2,947,193    $       2,989,191
                                                                                 ================    =================


              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002



NOTE D.        ALLOWANCE FOR LOAN LOSSES
               An analysis of the allowance for loan losses is as follows:
                                                                                           2003              2002
                                                                                     --------------     --------------
               Balance at January 1                                                  $    2,129,328     $    2,108,247
                                                                                      -------------      -------------
                  Credits Charged Off:
                     Commercial, Financial and Agricultural                                (285,131)          (555,005)
                     Real Estate - Mortgage                                                (456,085)          (389,736)
                     Installment Loans                                                      (91,068)          (206,635)
                                                                                       ------------       -------------
                         Total Charge-Offs                                                 (832,284)        (1,151,376)
                  Recoveries:
                     Commercial, Financial and Agricultural                                  59,832             48,716
                     Real Estate - Mortgage                                                  24,635             66,760
                     Installment Loans                                                       18,651             31,981
                                                                                       ------------       ------------
                         Total Recoveries                                                   103,118            147,457
                                                                                       ------------       ------------
                  Net Credits Charged Off                                                  (729,166)        (1,003,919)
                                                                                       ------------      -------------
                  Provision for Loan Losses                                                 670,000          1,025,000
                                                                                       ------------     --------------
               Balance at December 31                                                $    2,070,162     $    2,129,328
                                                                                      =============     ==============

NOTE E.        LOAN SERVICING
               Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were approximately $2,607,000 and $5,147,000 in 2003 and 2002, respectively.

NOTE F.        BANK PREMISES AND EQUIPMENT
               A summary of Bank premises and equipment is as follows:
                                                                                           2003              2002
                                                                                       ------------       ------------
               Buildings and Improvements                                              $  6,697,473       $  6,099,338
               Furniture and Equipment                                                    4,108,428          5,392,009
                                                                                         ----------         ----------
                                                                                         10,805,901         11,491,347
               Less: Accumulated Depreciation                                            (4,372,666)        (5,726,119)
               Land                                                                       1,447,994          1,257,747
               Construction in Progress                                                     715,025                  -
                                                                                       ------------       ------------
               Bank Premises and Equipment, Net                                        $  8,596,254       $  7,022,975
                                                                                       ============       ============



              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002



NOTE F.        BANK PREMISES AND EQUIPMENT (Continued)

               The construction in progress is the remodeling of a bank branch in Natchez, Mississippi. The total contractual commitment of this project is approximately $1,400,000. The provision for depreciation charged to operating expenses was $724,609 and $785,747 for the years ended December 31, 2003 and 2002, respectively.


NOTE G.        TRUST DEPARTMENT ASSETS

               Property (other than cash deposits) held by the Bank in fiduciary or agency capacities for its customers is not included in the accompanying consolidated balance sheets as such items are not assets of the Bank. Trust fees are reported on the cash basis. The difference between cash basis and the accrual basis is immaterial.


NOTE H.        DEPOSITS

               Deposits at December 31, 2003 and 2002, consisted of the following:

                                                                                       2003                 2002
                                                                                 ----------------    -----------------

               Non-Interest Bearing Demand Deposits                              $     37,523,263    $      33,843,654
               NOW Accounts                                                            35,062,025           31,734,722
               Money Market Deposit Accounts                                           27,096,521           26,817,953
               Savings Accounts                                                        16,788,328           16,344,898
               Certificates of Deposit                                                116,463,645          124,270,811
                                                                                 ----------------    -----------------
                                                                                 $    232,933,782    $     233,012,038
                                                                                 ================    =================

               Maturities of certificates of deposit of $100,000 or more outstanding at December 31, 2003 and 2002, are summarized as follows:

               Time Remaining Until Maturity:
                  Three Months or Less                                           $      9,249,501    $      18,610,257
                  Over Three Through Six Months                                        23,742,468           13,298,039
                  Over Six Through Twelve Months                                        7,023,633            6,340,736
                  Over Twelve Months                                                   10,798,348           16,130,975
                                                                                 ----------------    -----------------
                                                                                 $     50,813,950    $      54,380,007
                                                                                 ================    =================


              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002



NOTE H.        DEPOSITS (Continued)
               The approximate scheduled maturities of certificates of deposits for each of the next five years are:

                                    2004                       $     87,079,187
                                    2005                             15,636,181
                                    2006                              4,972,069
                                    2007                              4,301,396
                                    2008                              4,468,832
                                    Thereafter                            5,980
                                                                 --------------
                                                               $    116,463,645


               Interest expense on certificates of deposit greater than $100,000 was approximately $1,208,000 and $1,556,000 for the years ended December 31, 2003 and 2002, respectively.

               The public fund deposits were $44,513,641 and $48,305,698 at December 31, 2003 and 2002, respectively.

NOTE I.        LONG-TERM DEBT
               Federal Home Loan Bank Advances:
               During 2003 and 2002, the Bank received advances from and remitted payments to the Federal Home Loan Bank. These advances are collateralized by a portion of the Bank's one-to-four family residential mortgage portfolio and certain secured commercial loans in accordance with the Advance Security and Collateral Agreement with the Federal Home Loan Bank. The 2003 advances consist of:

                  Twelve fixed-rate term loans with the Federal Home Loan Bank. The loans range from $2,380,000 to $8,000,000, totaling $65,020,000, with interest rates ranging from 1.163% to 5.348%. The maturities on these loans range from March 29, 2004 to December 29, 2006.

                  Four amortizable fixed-rate loans with the Federal Home Loan Bank. The loans total $22,555,761 with interest rates ranging from 2.377% to 4.177%. The maturities on these loans are from January 2, 2007 to June 2, 2008.

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

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE I.        LONG-TERM DEBT (Continued)

               Federal Home Loan Bank Advances - continued

               Annual maturities for the next five years as of December 31, 2003 are as follows:

                                    2004                     $ 27,020,000
                                    2005                       21,000,000
                                    2006                       17,000,000
                                    2007                        6,404,809
                                    2008                       16,150,952
                                                             ------------
                                                             $ 87,575,761
                                                             ============

               Junior Subordinated Debentures:

               In 2003, the Company issued $5,000,000 of junior subordinated debentures. The $5,000,000 of trust preferred securities qualifies as Tier 1 capital for regulatory capital purposes but is classified as a liability under accounting principles generally accepted in the United States of America. These securities carry an interest rate of LIBOR + 3.15%, adjusted quarterly, with interest paid quarterly in arrears and mature in March, 2033. Under certain circumstances, these securities are subject to repayment on March 26, 2008, or thereafter.

NOTE J.        EMPLOYEE BENEFIT PLANS
               The Bank has an employee stock ownership plan which is designed to invest primarily in employer stock. Essentially, all employees of the Bank with one year of service and of age twenty-one are covered under this plan, and are fully vested in their benefits after seven years of service. Employer contributions are determined by the Board of Directors each year and are allocated among participants on the basis of their total annual compensation. Dividends on the Company stock owned by the plan are recorded as a reduction of retained earnings. Operating expenses include contributions to the plan of $109,543 and $78,720 in 2003 and 2002, respectively. This plan owned 233,190 and 241,970 allocated shares of Britton & Koontz Capital Corporation stock, as of December 31, 2003 and 2002, at an overall cost to the plan of $6.33 and $6.27 per share, respectively.

               Employees with one year of service and age twenty-one are eligible to participate in a 401(k) plan established by the Bank. Under this plan, employees may contribute a percentage of their salaries subject to certain limits based on federal tax laws. These contributions are immediately vested. Employer matching contributions are 100% vested after six years. Employer profit sharing contributions are 100% vested after seven years. Employer contributions to the plan are made at the discretion of the Board of Directors and aggregated $141,136 and $157,439 for the years ended December 31, 2003 and 2002, respectively.

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002



NOTE J.        EMPLOYEE BENEFIT PLANS (Continued)

               The Company has a long-term incentive plan in which all employees of the Company and its subsidiaries are eligible to participate. The plan provides for discretionary grants of various incentives including stock options; shares of common stock subject to restrictions on transfer, forfeitability provisions or other limitations; and shares of common stock, the issuance and delivery of which may be subject to the attainment of specified performance objectives. A maximum of 160,000 shares of common stock is available for grant under the plan, subject to adjustment on account of stock dividends or stock splits, recapitalizations, mergers, consolidations or other corporate reorganizations. The plan is administered by a committee of at least two non-employee directors appointed by the full Board of Directors. Since adoption, the Company has granted options to purchase a total of 97,124 shares. All options expire 10 years from the date of grant. Options to acquire 22,377 shares were exercisable as of December 31, 2003. The summary of stock option activity is shown below:

                                                                 Weighted
                                           Options                Average
                                         Outstanding          Exercise Price
                                         -----------          --------------

               December 31, 2001              57,709            $    16.91
               Options granted                     -            $        -
               Options exercised              (4,032)           $    11.39
               Options forfeited                   -            $        -
                                          ----------
               December 31, 2002              53,677            $    17.33
               Options granted                     -            $        -
               Options exercised                   -            $        -
               Options forfeited                   -            $        -
                                          ----------
               December 31, 2003              53,677            $    17.33
                                          ==========            ===========

               The following table summarizes information about stock options outstanding at December 31, 2003:

               Exercise Price   Options Outstanding   Remaining Contractual Life

                 $  19.94             30,000                 3.9 years
                 $  11.39              3,677                 5.3 years
                 $  14.50             20,000                 7.9 years

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002



NOTE J.        EMPLOYEE BENEFIT PLANS (Continued)

               The Company applies APB Opinion 25 and related Interpretations in accounting for the stock options. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates consistent with the method prescribed by FASB
               Statement No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                                                       2003                  2002
                                                                                 ---------------        --------------

               Net Income, as Reported                                           $     2,738,754        $    1,239,912
               Pro Forma Net Income                                              $     2,718,254        $    1,219,612
               Basic Earnings Per Share, as Reported                             $          1.30        $         0.59
               Pro Forma Basic Earnings Per Share                                $          1.29        $         0.57
               Diluted Earnings Per Share, as Reported                           $          1.29        $         0.59
               Pro Forma Diluted Earnings Per Share                              $          1.28        $         0.57




               The Bank has a nonqualified salary continuation plan for its executive officers. These officers will be entitled to agreed-upon benefits which will begin vesting when each participant reaches the age of fifty-five. The vested percentage will increase annually through the age of sixty-five when the officers will be fully vested. Payment of any benefits is contingent upon the officers' continued employment with the Bank through the age of fifty-five. The projected benefit to each officer at age sixty-five is allocated through a present value calculation to each year from inception of the plan through age sixty-five. The Plan also includes a change of control benefit for these officers. If any or all of the covered executives are terminated from employment within 36 months of a sale or acquisition of the Bank, the executive(s) may elect from the acquirer to receive fully vested income benefits as stated above, or to receive an agreed-upon lump-sum distribution, which would total $640,000 if all covered executives selected this option. The financial statements for the years ended December 31, 2003 and 2002, respectively, include $45,552 and $42,048 of expense related to this plan.


NOTE K.        LEASES

               The Bank leases several branch and mortgage offices under operating leases which expire in various years through 2013. Rent expense was $111,688 and $78,508 in 2003 and 2002, respectively.

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002



NOTE K.        LEASES (Continued)

               The future minimum rental commitments for these leases at December 31, 2003 are as follows:

                                    2004                           $   191,995
                                    2005                               156,967
                                    2006                               117,717
                                    2007                                97,767
                                    2008                                87,792
                                    Thereafter                         417,012
                                                                   -----------
                                                                   $ 1,069,250


NOTE L.        INCOME TAXES

               The provision for income taxes included in the consolidated statements of income is as follows for the years ended December 31, 2003 and 2002:

                                2003              2002
                          --------------     --------------

               Current    $      517,906     $      823,425
               Deferred          231,819            165,025
                           -------------     --------------

                          $      749,725     $      988,450
                          ==============     ==============


               Accrued income taxes receivable of $412,860 in 2003 and $457,847 in 2002 are included in other assets.

               The provision for federal income taxes differs from that computed by applying the federal statutory rate of 34% in 2003 and 2002, as indicated in the following analysis:

                                                    2003              2002
                                              --------------     --------------

               Tax Based on Statutory Rate    $    1,186,083     $      757,643
               State Taxes                            79,712             40,543
               Effect of Tax-Exempt Income          (555,675)          (500,693)
               Capital Losses on Investment                -            425,000
               Other                                  39,605            265,957
                                               -------------     --------------
                                              $      749,725     $      988,450
                                              ==============     ==============

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE L.        INCOME TAXES  (Continued)
               The net deferred tax liability of $1,204,554 in 2003 and $1,281,633 in 2002 is included in accrued taxes and other liabilities. The net deferred tax liability consists of the following components at December 31, 2003 and 2002:

                                                                                           2003              2002
                                                                                     --------------     --------------
               Deferred Tax Liabilities:
                  Unrealized gain on available-for-sale securities                    $    (550,786)      $   (734,354)
                  Unrealized gain on derivatives                                           (117,843)          (148,421)
                  Depreciation                                                             (892,632)          (755,815)
                  Federal Home Loan Bank dividends                                         (277,833)          (250,916)
                  Other                                                                    (110,790)          (222,355)
                                                                                      -------------       ------------
                                                                                         (1,949,884)        (2,111,861)
               Deferred Tax Assets:
                  Provision for loan losses                                                 482,370            504,438
                  Other real estate                                                          38,327            170,162
                  Other                                                                     224,633            155,628
                                                                                      -------------       ------------
                                                                                            745,330            830,228
                                                                                      -------------       ------------
               Net Deferred Tax Liability                                             $  (1,204,554)      $ (1,281,633)
                                                                                      ==============      ============

               A  summary  of  the  changes  in  the  net   deferred  tax  asset
               (liability) for the years ended December 31, 2003 and 2002, is as follows:

               Balance at beginning of year                                           $  (1,281,633)      $   (537,508)
                  Deferred tax expense, charged to operations                              (231,819)          (165,025)
                  Other comprehensive income, charged to
                     equity                                                                 308,898           (579,100)
                                                                                      -------------       ------------
               Balance at end of year                                                 $  (1,204,554)      $ (1,281,633)
                                                                                      =============       ============

NOTE M.        SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
               At December 31, 2003 and 2002, the Bank had sold various investment securities with an agreement to repurchase these securities at various times within one year. The underlying securities are U.S. Government obligations and obligations of other U.S. Government agencies and corporations. These securities generally remain under the Bank's control and are included in investment securities. These securities have coupon rates ranging from 4.00% to 6.50% and maturity dates ranging from 2008 to 2033. The related liability to repurchase these securities, included in securities sold under repurchase agreements, was $9,935, 300 and $2,141,790 at December 31, 2003 and 2002, respectively. The maximum amount of outstanding agreements at any month-end was $9,935,300 and $2,260,000 during 2003 and 2002, respectively. The monthly average amount of outstanding agreements was $4,576,679 and $2,098,899 during 2003 and 2002, respectively. At December 31, 2003, the securities underlying the repurchase agreements had an approximate amortized cost of $19,400,000 and an approximate market value of $19,500,000.

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002



NOTE N.        REGULATORY MATTERS

               The primary source of revenue of Britton & Koontz Capital Corporation is dividends from its subsidiary, Britton & Koontz First National Bank. Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. Such distribution would be subject to the requirements described in the following paragraphs.

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

               The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

               Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2003 and 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002



NOTE N.        REGULATORY MATTERS (Continued)

               The most recent regulatory notification categorized the Bank as well capitalized under the regulatory capital framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

               The Company's (consolidated) and the Bank's actual capital amounts and ratios as of December 31, 2003 and 2002, are presented in the table.





                                                                                                Minimum
                                                                                               To be Well
                                                                      Minimum               Capitalized Under
                                                                      Capital               Prompt Corrective
                                            Actual                  Requirement            Action Provisions
                                 -------------------------   -------------------------    --------------------
                                     Amount        Ratio         Amount         Ratio        Amount     Ratio
                                 --------------   --------   -----------   -----------    -----------  -------
                                                                 (dollars in thousands)
As of December 31, 2003
-----------------------
Total Capital (to Risk-
    Weighted Assets)
       Consolidated               $    34,952      15.39%     $  18,208        8.00%             N/A      N/A
       The Bank                   $    33,252      14.64%     $  18,170        8.00%      $   22,713    10.00%
Tier I Capital (to Risk-
    Weighted Assets)
       Consolidated               $    32,882      14.48%     $   9,104        4.00%             N/A      N/A
       The Bank                   $    31,182      13.73%     $   9,084        4.00%      $   13,627     6.00%
Tier I Capital (to Average
    Assets)
       Consolidated               $    32,882       9.23%     $  14,244        4.00%             N/A      N/A
       The Bank                   $    31,182       8.77%     $  14,222        4.00%      $   17,778     5.00%

As of December 31, 2002
-----------------------
Total Capital (to Risk-
    Weighted Assets)
       Consolidated               $    28,516      14.71%     $  15,508        8.00%             N/A      N/A
       The Bank                   $    27,314      14.15%     $  15,443        8.00%      $   19,303    10.00%
Tier I Capital (to Risk-
    Weighted Assets)
       Consolidated               $    26,387      13.61%     $   7,755        4.00%             N/A      N/A
       The Bank                   $    25,185      13.04%     $   7,725        4.00%      $   11,588     6.00%
Tier I Capital (to Average
    Assets)
       Consolidated               $    26,387       8.71%     $  12,118        4.00%             N/A      N/A
       The Bank                   $    25,185       8.34%     $  12,079        4.00%      $   15,099     5.00%


              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002



NOTE O.        COMMITMENTS AND CONTINGENCIES

               The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and commercial letters of credit, which are not included in the accompanying consolidated financial statements.

               Commitments to extend credit are agreements to lend money with fixed expiration dates or termination clauses. The Bank applies the same credit standards used in the lending process when extending these commitments, and periodically reassesses the customer's creditworthiness through ongoing credit reviews. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral is obtained based on the Bank's assessment of the transaction. At December 31, 2003 and 2002, the Bank's commitments to extend credit totaled $39,312,421 and $34,499,574, respectively.

               Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk and collateralization policy involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank had total unfunded letters of credit of $2,881,559 and $1,459,963 as of December 31, 2003 and 2002, respectively. In accordance with FASB Intrepretation No. 45, letters of credit of $1,374,319 are included in other assets and other liabilities on the consolidated balance sheet at December 31, 2003.

               The Bank is required to maintain average reserves at the Federal Reserve Bank. This requirement approximated $1,270,000 at December 31, 2003. The Bank is in compliance with this requirement.

               At December 31, 2003, the Bank had committed to sell approximately $3,102,000 of loans originated near year-end. These loans are classified as loans held-for-sale and are carried at the lower of cost or market. Due to the short period from origination, the cost and market value of these loans are approximately the same.

               The Bank has outstanding lines of credit with several of its correspondent banks available to assist in the management of short-term liquidity. At December 31, 2003, the total available lines of credit was $18,500,000 with an outstanding balance of $4,550,000 as reflected on the consolidated balance sheet.

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

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002



NOTE P.        CONCENTRATIONS OF CREDIT
               Substantially all of the Bank's loans, commitments, and standby letters of credit have been granted to customers in the Bank's market area. Investments in state and municipal securities also involve governmental entities in and around the Bank's market area. The concentrations of credit by type of loan are set forth in Note C. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit are granted primarily to commercial borrowers.

               The Bank maintains deposit accounts and federal funds sold with correspondent banks which may, periodically, exceed the federally insured amount.

NOTE Q.        DIVIDENDS
               Britton & Koontz Capital Corporation's subsidiary, Britton & Koontz First National Bank, paid dividends to the Capital Corporation amounting to $2,000,000 and $1,500,000 for the years 2003 and 2002, respectively.

NOTE R.        INTEREST RATE RISK MANAGEMENT
               During 2002, the Bank entered into an off-balance sheet interest rate swap agreement to reduce its interest-rate risk and to decrease its costs of funds for special deposit promotions. Under the terms of this agreement, the Bank receives a fixed rate and is obligated to pay a floating rate based on one month LIBOR plus 3 basis points calculated on a contractual notional amount of $5,000,000 at December 31, 2003. The original term is for five years expiring in May 2007. The fixed payment rate was 7.635% during 2003. The average variable-payment rate was 4.00% at December 31, 2003. The collateral at December 31, 2003 is a Federal Home Loan Mortgage investment. The carrying amount of the swap has been adjusted to its fair value at year-end and is included in other assets. The swap is assumed to be completely effective, and accordingly, is reported as other comprehensive income.

NOTE S.        FAIR VALUE OF FINANCIAL INSTRUMENTS
               The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. FASB Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002



NOTE S.        FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

               The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

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

               Long-Term Borrowings
               The fair values of the Company's long-term borrowings are estimated using discounted cash flow analysis based on the Company's current incremental borrowing ratio for similar types of borrowing arrangements.

               Federal Funds Purchased and Securities Sold Under Repurchase Agreements The fair value of these items approximates their carrying values.

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002



NOTE S.        FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

               The estimated fair values of the Company's financial instruments, rounded to the nearest thousand, are as follows:



                                                                     2003                                   2002
                                                          ------------------------              ------------------------
                                                           Carrying       Fair                   Carrying         Fair
                                                            Amount        Value                   Amount          Value
                                                          ----------    ----------              ----------     ---------
                                                           (Dollars in Thousands)                 (Dollars in Thousands)
     Financial Assets:
       Cash and due from banks                            $   8,360     $   8,360               $  11,477      $  11,477
       Federal funds sold                                 $      41     $      41               $   3,560      $   3,560
       Investment securities:
          Held-to-maturity                                $  42,289     $  44,003               $  33,148      $  34,305
          Available-for-sale                              $  93,663     $  93,663               $  60,566      $  60,566
          Equity securities                               $   5,182     $   5,182               $   3,345      $   3,345
       Cash surrender value of
          life insurance                                  $     905     $     905               $     901      $     901
       Loans, net                                         $ 207,623     $ 209,207               $ 182,662      $ 188,996

     Financial Liabilities:
       Deposits                                           $ 232,934     $ 233,934               $ 233,012      $ 234,961
       Long-term borrowings                               $  92,576     $  93,011               $  41,315      $  43,060
       Federal funds purchased                            $   4,550     $   4,550               $       -      $       -
       Securities sold under
          repurchase agreements                           $   9,935     $   9,935               $   2,142      $   2,142



                                                              Face         Fair                    Face          Fair
                                                             Amount        Value                  Amount         Value
                                                          ----------    ---------               ---------      ---------
     Other:
       Commitments to extend credit                       $  39,312     $  39,312               $  34,500      $  34,500
       Standby letters of credit                          $   2,882     $   2,882               $   1,460      $   1,460
       Interest rate swap                                 $     316     $     316               $     397      $     397


              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE T.        CONDENSED FINANCIAL INFORMATION OF
                  BRITTON & KOONTZ CAPITAL CORPORATION

               The   financial   information   of   Britton  &  Koontz   Capital
Corporation, parent company only, is as follows:

                                 BALANCE SHEETS
                                                                                              December 31,
                                                                                       2003                 2002
                                                                                 ----------------    ----------------
               ASSETS:
                  Cash                                                           $      1,172,379    $        635,374
                  Investment in subsidiaries                                           33,742,658          28,170,660
                  Premises and equipment, net                                             188,038             189,603
                  Other assets                                                            252,236             333,837
                                                                                 ----------------    ----------------
               TOTAL ASSETS                                                      $     35,355,311    $     29,329,474
                                                                                 ================    ================
               LIABILITIES:
                  Junior subordinated debentures                                        5,155,000                   -
                  Other liabilities                                                         3,712                   -
                                                                                 ----------------    ----------------
               TOTAL LIABILITIES                                                        5,158,712                   -
               STOCKHOLDERS' EQUITY                                                    30,196,599          29,329,474
                                                                                 ----------------    ----------------
               TOTAL LIABILITIES AND STOCKHOLDERS'
                  EQUITY                                                         $     35,355,311    $     29,329,474
                                                                                 ================    ================

                              STATEMENTS OF INCOME
                                                                                       Years Ended December 31,
                                                                                       2003                 2002
                                                                                 ----------------    ----------------
               REVENUE:
                  Dividends Received:
                     Britton & Koontz First National Bank                        $      2,000,000    $      1,500,000
                  Other income                                                             13,005               8,571
                                                                                 ----------------    ----------------
                                                                                        2,013,005           1,508,571
               EXPENSES                                                                   353,056             661,076
                                                                                 ----------------    ----------------
                                                                                        1,659,949             847,495
               INCOME TAX EXPENSE (BENEFIT)                                              (142,553)             22,573
                                                                                 ----------------    ----------------
                                                                                        1,802,502             824,922
               EQUITY IN UNDISTRIBUTED
                  EARNINGS (LOSSES):
                     Britton & Koontz First National Bank                                 890,028             950,043
                     Sumx Inc.                                                                  -            (558,826)
                     B & K Title Insurance Agency, Inc.                                    46,224              23,773
                                                                                 ----------------    ----------------
                            NET INCOME                                           $      2,738,754    $      1,239,912
                                                                                 ================    ================


              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002



NOTE T.        CONDENSED FINANCIAL INFORMATION OF
                  BRITTON & KOONTZ CAPITAL CORPORATION (Continued)



                            STATEMENTS OF CASH FLOWS

                                                                                      Years Ended December 31,
                                                                                       2003                 2002
                                                                                   --------------    ----------------

               CASH FLOWS FROM OPERATING ACTIVITIES:
                  Net Income                                                       $    2,738,754    $      1,239,912
                  Adjustments to reconcile net income to net
                     cash provided by operating activities:
                         Deferred taxes                                                         -             257,807
                         Write-off of advances to affiliate                                     -             586,781
                         Provision for depreciation                                         1,565               5,693
                         Equity on undistributed earnings
                            and losses of affiliates                                     (936,252)           (414,990)
                  Increase (decrease) in other assets                                     (73,399)           (222,704)
                  Increase in other liabilities                                             3,712                   -
                                                                                   --------------    -----------------
                            Net Cash Provided by Operating Activities                   1,734,380           1,452,499
                                                                                   --------------    ----------------
               CASH FLOWS FROM INVESTING ACTIVITIES:
                  Advances to subsidiaries                                             (5,000,000)                  -
                  Advances to affiliate                                                         -            (410,151)
                  Repayment of advances by affiliate                                            -              19,087
                                                                                   --------------    ----------------
                            Net Cash Used in Investing Activities                      (5,000,000)           (391,064)
                                                                                   --------------    ----------------
               CASH FLOWS FROM FINANCING ACTIVITIES:
                  Proceeds from issuance of junior subordinated
                     debentures                                                         5,155,000                   -
                  Cash dividends paid                                                  (1,352,375)         (1,308,862)
                  Cash received from stock options exercised                                    -              45,925
                                                                                   --------------    ----------------
                            Net Cash Provided by (Used in)
                               Financing Activities                                     3,802,625          (1,262,937)
                                                                                   --------------    ----------------

               NET INCREASE (DECREASE) IN CASH                                            537,005            (201,502)
               CASH AT BEGINNING OF YEAR                                                  635,374             836,876
                                                                                   --------------    ----------------
               CASH AT END OF YEAR                                                 $    1,172,379    $        635,374
                                                                                   ==============    ================

Management's Discussion and Analysis of Financial Condition and Results of Operations

             This discussion presents a review of the major factors that have affected the financial condition of Britton & Koontz Capital Corporation (the "Company") and its subsidiaries, principally Britton & Koontz First National Bank (the "Bank") since year end and compares the operating results for the twelve months ended December 31, 2003, to the same period in 2002.

Financial Condition

   Assets

             Total assets increased 21% during 2003 to $374.4 million from $308.9 million at December 31, 2002. Contributing to the growth in assets were significant increases in investment securities of $44 million and loans of $25 million. Deposits ended 2003 at $232.9 million compared to $233.0 million at December 31, 2002.

             Average Earning Assets. Interest income from earning assets represents the Company's main source of income. Average earning assets for the period ended December 31, 2003, totaled $321.3 million, a $41 million (14.6%) increase compared to December 31, 2002. The increase was due to 26% growth in the average investment portfolio, primarily from the purchase of short to medium-term mortgage backed securities and 10% growth in average loans. Growth in earning assets was funded primarily with increases in Federal Home Loan Bank advances, increases in customer repurchase agreements and reinvestment of proceeds from principal paydowns of investment securities.

             Investment Securities. Investment securities primarily consist of mortgage-backed, municipal, corporate and agency securities. Securities that are deemed to be held-to-maturity ("HTM") are accounted for by the amortized cost method while securities in the available-for-sale ("AFS") categories are accounted for at fair value. Management determines the classification of its securities at acquisition. Total HTM and AFS investment securities increased 45% to $136 million at December 31, 2003 from $94 million at December 31, 2002. Equity securities, comprised primarily of Federal Reserve Bank stock of $522 thousand, Federal Home Loan Bank ("FHLB") stock of $4.5 million and ECD Investments, LLC ("ECD") membership interests of $100 thousand, increased $1.8 million in 2003 from $3.3 million in 2002, due to the purchase of additional stock at both the Federal Reserve and FHLB. During 2002, the Company purchased 4 Class A Units representing interests in ECD Investments, LLC, a Mississippi limited liability company. ECD was established in February 1997 to provide a commercially feasible vehicle through which banks; individuals, companies and other institutions can participate in economic and business development activities in economically depressed regions of the country, in this instance, the states of Arkansas, Louisiana and Mississippi.

             The amortized cost of the Bank's investment securities at December 31, 2003, 2002 and 2001, are summarized as follows:


                                                                  Amortized Cost
                                                  -------------------------------------------------
                                                     12/31/03          12/31/02          12/31/01
                                                  -------------------------------------------------
    Obligations of other U.S. Government
       Agencies and Corporations                   $ 95,312,108      $ 52,544,082     $  42,330,355
    Obligations of state and
       Political Subdivisions                        34,834,072        33,147,883        27,967,610
    Privately Issued Collateralized
       Mortgage Obligations                             296,220           720,866         6,137,974
       Corporate Securities                           4,033,806         5,078,192         5,122,544
                                                  =============    ==============     =============
                                                  $ 134,476,206      $ 91,491,023     $  81,558,483
                                                  =============    ==============     =============

             The amortized cost of investment securities at December 31, 2003, by contractual maturity (including mortgage backed securities) is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax-exempt municipal securities have been computed on a book equivalent basis.


                                                                 Amortized           Weighted
                                                                    Cost          Average Yield
                                                               --------------    ---------------
             Due in one year or less                           $   3,030,504           5.61%
             Due after one year through five years                12,760,266           4.25%
             Due after five years through ten years               52,997,145           4.40%
             Due after ten years                                  65,688,291           5.95%
                                                               -------------     --------------
                                                               $ 134,476,206           5.17%
                                                               =============     ==============


             Loans. Average loans for the twelve month period ended December 31, 2003, were $201.6 million, an increase of $18.9 million compared to the year ended December 31, 2002. Table 1 presents the Bank's loan portfolio at the end of the last five years.


     TABLE 1: COMPOSITION OF LOAN PORTFOLIO

                                  12/31/03         12/31/02        12/31/01          12/31/00        12/31/99
                               -------------    -------------   -------------     -------------    -------------
  Commercial, financial and
       agricultural            $  31,853,000    $  34,264,000   $  38,101,000     $  33,102,000    $  25,730,000
   Real estate-construction       14,690,000        7,207,000       6,066,000        10,883,000        6,997,000
  Real estate-residential         78,128,000       65,624,000      63,379,000        76,150,000       63,708,000
   Real Estate-other              70,729,000       61,660,000      59,729,000        47,042,000       54,557,000
   Installment                    14,195,000       15,881,000      17,759,000        19,372,000       18,852,000
   Other                             102,000          170,000         117,000           359,000          229,000
                               -------------    -------------   -------------     -------------    -------------
       Total loans             $ 209,697,000    $ 184,806,000   $ 185,151,000     $ 186,908,000    $ 170,073,000
                               =============    =============   =============     =============    =============


             The following table sets forth as of December 31, 2003, the periods in which the Bank's loan portfolio matures or reprices and the total amount of all such loans due after one year having (a) predetermined interest rates and
(b) floating or adjustable rates. Loan maturities are based upon contract terms and specific maturity dates. In the course of business, some loans are renewed, resulting in an extension of the maturity date of the loan. However, it is the Bank's customary practice that loans renewed beyond their initial maturity date are usually extended and secured for a fixed period.


                                                                   Due after
                                                   Due in          one year
                                                   one year        through          Due after
                                                  or less          five years       five years         Total
                                               --------------    ------------      ------------     ------------
Commercial, financial and agricultural         $   16,863,000    $ 14,107,000      $    883,000     $ 31,853,000
  Real estate-construction                         10,395,000       3,899,000           396,000       14,690,000
                                               --------------    ------------      ------------     ------------
        Total                                  $   27,258,000    $ 18,006,000      $  1,279,000     $ 46,543,000
                                               ==============    ============      ============     ============

  Predetermined interest rates                                   $ 17,687,000      $   1,202,000
                                                                 ============      =============
  Floating or adjustable interest rates                          $    319,000      $      77,000
                                                                 ============      =============


Asset Quality

             Management periodically analyzes the diversification of the loan portfolio and the repayment ability of borrowers. When it appears to management that the Bank will have trouble recapturing all outstanding principal and interest on a loan or loan relationship, the debt is placed on non-accrual. By placing loans on non-accrual the bank recognizes a problem with the credit and is willing to forgo interest in hopes of at least collecting all principal due on the loan. As problem credits are transferred to non-accrual status, the accrual of interest income is discontinued and all previously accrued and uncollected interest for the year is reversed against interest income. A non-accrual loan is restored to an accrual status when it is no longer delinquent and management no longer doubts the collectibility of interest and principal.

             Several key measures are used to evaluate and monitor the Company's asset quality. These measures include the level of loan delinquencies, non-accrual loans, foreclosed assets and charge-offs in addition to their related ratios. Nonperforming assets, consisting of non-accrual loans, loans past due 90 days or more and other real estate owned decreased to $3.3 million at December 31, 2003, from $3.9 million at December 31, 2002. Nonperforming loans as a percent of total loans net of unearned income and loans held for sale decreased to .74% at December 31, 2003, from 1.29% the year before. During 2003, the Company resolved certain problem credits, primarily larger real estate and commercial loans across all Company markets. The resolution is reflected in the migration of problem credits from past due status through non-accrual to partial charge-off, foreclosure and sale of collateral. A breakdown of nonperforming loans at the end of the last five years is shown in Table 2.


     TABLE 2: BREAKDOWN OF NONPERFORMING LOANS

                                           12/31/03      12/31/02       12/31/01      12/31/00       12/31/99
                                          ---------     ---------      ---------      --------      ----------
                                                               (dollars in thousands)
    Non-accrual loans by type
      Real estate                         $     584     $   1,513      $     750      $    950      $     665
      Installment                                20            16             86            39             59
      Commercial and all other loans            580           537            449            89             26
                                          ----------    ----------     ---------      ---------     ----------
          Total non-accrual loans             1,184         2,066          1,285         1,078            750
      Loans past due 90 days or more            337           253          1,510           311            306
                                          ----------    ----------     ---------      ---------     ----------
          Total nonperforming loans           1,521         2,319          2,795         1,389          1,056
      Other real estate owned (net)           1,741         1,554          1,526           773            401
                                          ----------    ----------     ---------      ---------     ----------
          Total nonperforming assets      $   3,262     $   3,873      $   4,321      $  2,162      $   1,457
                                          =========     =========      =========      ========      =========
    Nonperforming loans as a percent
      of loans, net of unearned interest
      and loans held for sale                  .74%         1.29%          1.56%          .74%           .62%
                                          =========     =========      =========      ========      =========
    Additional interest income foregone
       on non-accrual loans               $      28     $     141      $     167      $     78      $      18
                                          =========     =========      =========      ========      =========


             There were no loans in either 2003 or 2002 classified as "troubled debt restructurings" as defined in Statement of Financial Accounting Standards No.15. At December 31, 2003, there were no other loans that the Bank had serious doubts as to the ability of the borrower to comply with the present repayment terms.

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

             The allowance for loan losses remained relatively stable at $2.1 million at December 31, 2003, compared to December 31, 2002. The ratio of the allowance for loan losses to loans, net of unearned income and loans held for sale decreased to 1.00% at December 31, 2003, from 1.18% at December 31, 2002. The decrease in the ratio is due to the resolution of various problem credits.

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

             The basic assumptions and methodologies used in allocating the reserve were unchanged during 2003; however, refinements to the existing methodology continue to be made as evolving risk trends are identified. The loan loss methodology weights recent history more heavily and also reflects the current risk profile of the portfolio.

             The present level of the reserve for loan losses is considered adequate to absorb probable loan losses inherent in the portfolio considering the level and mix of the loan portfolio, the level of delinquent and nonperforming loans, the Company's risk management strategies, and current expectations with respect to economic conditions and market trends.

             Table 3 presents the activity in the allowance for loan losses for the last five years. In establishing the amounts of provision for each year charged to operating expense, management uses the basic methodologies described above. Table 4 presents the allocation of the allowance for loan losses applicable to each loan category for the periods ended December 31, 2003, and 2002. Information for 1999-2001 is not included in Table 4 because such information is not available to the Company.


Bank Premises and Equipment

             Bank Premises and equipment increased to $8.6 million at December 31, 2003 compared to $7.0 million at December 31, 2002. The increase reflects the Company's expansion efforts, particularly in the Vicksburg, Mississippi market, including the construction of a new branch at an approximate cost of $1.1 million. The Company expects to complete in April 2004, a branch renovation project in Natchez, Mississippi which began in the fall of 2003. Total cost of the project is estimated to be $1.4 million of which approximately 50% was spent in 2003. The Company has proposed $1 million in 2004 for future branch sites in existing markets with expectations of funding from new deposits and increased cash flows from operating activities.



     TABLE 3: ACTIVITY OF ALLOWANCE FOR LOAN LOSSES

                                             12/31/03    12/31/02    12/31/01      12/31/00     12/31/99
                                             --------    --------    --------      --------     --------
                                                              (dollars in thousands)

  Balance at beginning of year               $ 2,129     $ 2,108     $ 1,884       $ 1,150      $ 1,061
    Charge-offs:
      Commercial, financial & agricultural      (285)       (434)        (97)         (216)        (104)
      Real Estate-construction                    (0)        (11)        (29)            0            0
      Real Estate-residential                    (37)       (150)        (22)           (2)         (30)
      Real Estate-other                         (419)       (266)         (0)           (0)          (0)
      Installment and other                      (91)       (282)       (249)         (119)        (101)
    Recoveries:
      Commercial, financial & agricultural        60          64           7            75           11
      Real Estate-residential                      0          36          12             0            9
      Real Estate-other                           25           0           0             0            0
      Installment and other                       18          39          77            27           18
                                             --------    --------    ---------     --------     --------
    Net (charge-offs)/recoveries                (729)     (1,004)       (301)         (235)        (197)
    Provision charged to operations              670       1,025         525           969          286
                                             ---------   --------    ---------     --------     --------
  Balance at end of year                     $ 2,070     $ 2,129     $ 2,108       $ 1,884      $ 1,150
                                             =========   ========    =========     ========     ========
  Allowance for loan losses as a percent
    of loans, net of unearned interest
    and loans held for sale                    1.00%       1.18%       1.17%         1.01%         .68%
                                             =========   ========    =========     ========     ========
  Net charge-offs as a percent of
    average loans                               .36%        .55%        .16%          .13%         .12%
                                             =========   ========    =========     ========     ========


     TABLE 4: ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                                   Percentage of loans in
                                      Amount                    each category to total loans *
                              ----------------------          ------------------------------
                                 2003         2002                 2003            2002
                              ----------  ----------          -----------      -----------
  Commercial, financial and
       agricultural             $    439    $    598              15.19%          18.54%
   Real estate-construction           69         206               7.01            3.90
   Real estate-residential           421         338              37.26           35.51
   Real Estate-other                 919         739              33.73           33.36
   Installment                       211         135               6.77            8.59
   Other                              11         113                .04             .10
                                --------    --------          -----------      -----------
       Total loans                $2,070     $ 2,129             100.00%         100.00%
                                ========    ========          ===========      ===========

* Includes loans held for sale


Other Real Estate

             The balances of other real estate (ORE) increased to $1.7 million in 2003 from $1.6 million in 2002. Activity during 2003 included foreclosures of $988 thousand, largely offset by sales of $848 thousand. Reserves of $150 thousand on selected properties were reversed when the property sold in 2003. Other real estate activity for 2003 is presented in Table 5.


     TABLE 5: OTHER REAL ESTATE ACTIVITY

        Balance at December 31, 2002                                    $ 1,554
                     Write-downs                              (103)
                     Sales                                    (848)
                     Foreclosures                              988
                     Reserves                                  150          187
                                                              -----     -------
        Balance at December 31, 2003                                    $ 1,741
                                                                        =======

Funding

             Deposits. Deposits are the Company's primary source of funding for earning assets. Average deposits increased 7.8% from $220 million at December 31, 2002, to $237 million at December 31, 2003. The increase in average deposits was due primarily to normal fluctuations in public funds deposits and increases in the bank's money market account.

             Maturities  of   certificates  of  deposits  of  $100,000  or  more
outstanding at December 31, 2003, and December 31, 2002, are summarized below.


                                                                     12/31/03           12/31/02
                                                                   -------------      ------------
             Time remaining until maturity:
                 Three months or less                              $   9,249,501      $ 18,610,257
                 Over three through six months                        23,742,468        13,298,039
                 Over six through twelve months                        7,023,633         6,340,736
                 Over twelve months                                   10,798,348        16,130,975
                                                                   -------------      ------------
                                                                   $  50,813,950      $ 54,380,007
                                                                   =============      ============



             Deposits at December 31, 2003, and December 31, 2002, consist of the following:

                                                                     12/31/03         12/31/02
                                                                   -------------    -------------
                  Non-interest bearing demand deposits             $  37,523,263    $  33,843,654
                  Now accounts                                        35,062,025       31,734,722
                  Money market deposit accounts                       27,096,521       26,817,953
                  Savings accounts                                    16,788,328       16,344,898
                  Certificates of deposit                            116,463,645      124,270,811
                                                                   -------------    -------------
                                                                   $ 232,933,782    $ 233,012,038
                                                                   =============   ==============

             Short-Term Borrowings. Average short-term borrowed funds increased to $25.1 million in 2003 from $11.8 million in 2002. These borrowings include overnight funding through established lines of credit with correspondent banks and the FHLB of Dallas. Also included are term advances, maturing in one year or less, such as securities sold under repurchase agreements and advances from the FHLB of Dallas. Securities sold under repurchase agreements at 12/31/03 were $9.9 million with an average cost of 1.26%.

             The following table presents the Bank's average balance sheets during 2003, 2002 and 2001. Dividing income or expense by the average balance of assets or liabilities, respectively, derives yields and costs. Non-accrual loans are included in loans for yield computations. Loan fees and late charges are included in both income and yield computations in loans. Income and expense resulting from interest rate caps and swaps used to manage interest rate risk are included appropriately in loans and certificates of deposit. No tax-equivalent adjustments have been made. All averages are derived from monthly average balances.


                                               Average Balances and Yield Analysis
                                                     (dollars in thousands)



                                                                 Twelve Months Ended December 31,
                                              2003                             2002                             2001
                                 -------------------------------  -------------------------------- --------------------------------
                                                       Average                           Average                          Average
                                  Average    Income/      %        Average    Income/       %        Average    Income/      %
                                  Balance    Expense  Yield/Rate   Balance    Expense   Yield/Rate   Balance    Expense  Yield/Rate
                                 -------------------------------  --------------------------------  -------------------------------


ASSETS

Loans                            $ 201,595   $ 14,519     7.20%    $ 182,744  $  14,735     8.06%    $ 185,012   $ 16,898     9.13%
Investment securities:
U.S. Government                          -          -         -        5,424        217     4.00%        3,995        200     5.00%
Mortgage Backed Securities          74,252      3,068     4.13%       45,107      2,826     6.26%       43,540      3,105     7.13%
State & municipal                   33,424      1,576     4.72%       33,113      1,563     4.72%       13,060        649     4.97%
Other                                8,844        376     4.25%        8,858        397     4.49%        6,553        340     5.19%
                                 ---------------------             --------------------              --------------------

Total investment securities        116,520      5,020     4.31%       92,502      5,003     5.41%       67,148      4,294     6.39%

Interest bearing bank balances       1,447         15     1.03%        1,838         38     2.06%        1,680         60     3.57%
Federal funds sold                     775         11     1.37%        2,267         33     1.47%          612         18     2.94%
Cash Value Life Insurance
   and other                           922         47     5.14%          882         45     5.15%          836         43     5.14%
                                 ---------------------             --------------------              --------------------

Total earning assets               321,259     19,612     6.10%      280,233     19,854     7.08%      255,288     21,313     8.35%

Allowance for loan losses           (2,209)                           (2,008)                           (2,037)
Cash & due from banks,
   non-interest bearing              8,434                             7,818                             7,088
Bank premises & equipment            7,374                             7,096                             7,088
Other assets                         5,708                             6,461                             5,594

                                 --------------------              --------------------              --------------------
TOTAL ASSETS                     $ 340,566   $19,612               $ 299,600  $  19,854              $ 273,021   $ 21,313
                                 ====================              ====================              ====================


LIABILITIES AND SHAREHOLDERS'
EQUITY

Interest bearing deposits:
Savings                          $  16,910   $    133     0.79%    $  16,830  $     259     1.54%    $  17,046   $    367     2.15%
Interest bearing checking           35,511        216     0.61%       34,300        214     0.62%       34,276        652     1.90%
Money rate savings                  29,183        413     1.41%       21,758        460     2.11%       14,938        448     3.00%
Certificates of deposit
   and other time deposits         121,597      3,192     2.63%      115,568      4,125     3.57%      112,249      6,147     5.48%
                                 ---------------------             --------------------              --------------------

Total interest bearing deposits    203,201      3,953     1.95%      188,456      5,058     2.68%      178,509      7,614     4.27%

Short term borrowed funds           25,147        451     1.79%       11,801        510     4.32%       14,744        826     5.60%
Long term debt                      40,513      1,756     4.34%       34,088      1,637     4.80%       16,468        793     4.81%
                                 ---------------------             --------------------              --------------------

Total interest bearing
   liabilities                     268,861      6,161     2.29%      234,345      7,205     3.07%      209,721      9,233     4.40%

Non-interest bearing deposits       33,999                            31,639                            31,516
Other liabilities                    7,710                             4,293                             4,217
Shareholders' equity                29,996                            29,323                            27,567

                                 ---------------------             --------------------              --------------------
TOTAL LIABILITIES & SHAREHOLDERS
    EQUITY                       $ 340,566   $  6,161              $ 299,600  $   7,205              $ 273,021   $  9,233
                                 =====================             ====================              ====================


Interest income and rate earned              $ 19,612     6.10%               $  19,854     7.08%                $ 21,313     8.35%
Interest expense and rate paid                  6,161     2.29%                   7,205     3.07%                   9,233     4.40%
                                                                                                                -------------------
                                             -------------------              -------------------
Interest rate spread                                      3.81%                             4.01%                             3.95%

NET INTEREST INCOME & NET YIELD ON
AVERAGE EARNING ASSETS                       $ 13,451     4.19%               $  12,649     4.51%                $ 12,080     4.73%
                                             ===================              ===================                ==================


Capital

             Shareholders' equity totaled $30.2 million at December 31, 2003, compared to $29.3 million at December 31, 2002. The increase is primarily the result of an increase in net income and dividend payments over the year totaling $2.7 million, $1.4 million, respectively which was offset by a decrease of $400 thousand in comprehensive income. Comprehensive income is the result of unrealized gains on available-for-sale securities and the recognition of the fair value of certain derivative instruments. The ratio of shareholders' equity to assets decreased to 8.10% at December 31, 2003, from 9.5% at December 31, 2002.

             Capital levels for the Company and the Bank substantially exceed the minimum requirements of the regulatory agencies for well-capitalized institutions in all three categories in both 2003 and 2002. Both the Company and the Bank maintain levels in total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and a leverage ratio (Tier 1 capital to average assets) in excess of the minimum requirements of 10.00%, 6.00% and 5.00%, respectively.

                                                      December 31, 2003                December 31, 2002
                                                  -------------------------          -----------------------
                                                     Company       Bank                Company      Bank
                                                  ------------ ------------          ----------- -----------
             Risk-based capital:
               Total                              $   29,952   $   33,252            $  28,516   $  27,314
               Tier 1                                 27,882       31,182               26,387      25,185
               Leverage                               27,882       31,182               26,387      25,185
             Assets:
               Quarterly average assets (1)          356,192      355,654              302,994     301,168
               Risk-weighted assets                  227,652      227,158              193,813     193,099
             Ratios:
               Total risk-based capital               13.16%       14.64%               14.71%      14.15%
               Tier 1 risk-based capital              12.25%       13.73%               13.61%      13.04%
               Leverage                                7.83%        8.77%                8.71%       8.34%

(1)      Excludes disallowed assets


Results of Operations

             The following are measurements of the Company's earnings in relation to assets, equity and earnings per share for the past three years.



                                                                  2003          2002         2001
                                                            ----------    ----------    ---------
             Return on average assets                             .80%          .41%        1.19%
             Return on average equity                            9.13%         4.23%       12.76%
             Dividend payout ratio                              49.38%       105.67%       39.61%
             Average equity to average assets                    8.81%         9.79%       10.10%
             Net interest margin                                 4.19%         4.51%        4.73%
             Basic income per share                            $ 1.30        $  .59       $ 1.54
             Diluted income per share                          $ 1.29        $  .59       $ 1.54


Analysis of Net Income

             Net income for the twelve months ended December 31, 2003, was $2.7 million or $1.29 per diluted share, compared to $1.2 million or $.59 per diluted share for the same period in 2002. The increase in net income from 2002 to 2003 is primarily due to charge-offs during 2002, of $1.4 million on the remaining investment in Sumx Inc., an Internet banking technology provider, which is owned 37% by the Company.

Analysis of Net Interest Income

             Net interest income (NII), the amount by which interest income on loans, investments and other interest earning assets exceed interest expense on deposits and other borrowed funds, increased $802 thousand. This represents a 6.3% increase to $13.5 million for the twelve months of 2003 compared to the same period in 2002. The increase in NII is primarily related to the substantial growth in earning assets offset by a lower interest rate environment. Due to a 15% growth in average earning assets from 2002 to 2003, NII increased $1.7 million. While increases in earning assets created a positive effect on NII, falling interest rates had the opposite effect. As more assets than liabilities repriced in the lower rate environment, NII decreased by $947 thousand from 2002 to 2003. Net interest margin decreased from 4.51% to 4.19% due to the lower interest rates which prompted increased premium amortization from accelerated cash flows on investments and loans.

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




                                                                       2003 compared to 2002
                                                                Increase/(Decrease) Due to Changes

                                                                   Total         Volume        Rate
                                                              --------------   ----------    --------
                                                                            ($ in thousands)

Interest earning assets:
Loans                                                                (216)        1,439      (1,655)
Investment securities:
U.S. Government                                                      (217)         (109)       (108)
Mortgage Backed Securities                                            242         1,417      (1,175)
State & municipal                                                      13            15          (2)
Other                                                                 (21)           (1)        (20)
                                                            -----------------------------------------
Total investment securities                                            17         1,322      (1,305)

Interest bearing bank balances                                        (23)           (7)        (16)
Federal funds sold                                                    (22)          (20)         (2)
Cash Value Life Insurance and other                                     2             2           -
                                                            -----------------------------------------
Total earning assets                                                 (242)        2,736      (2,978)
                                                            -----------------------------------------

Interest bearing deposits:
Savings                                                              (126)            1        (127)
Interest bearing checking                                               2             7          (5)
Money rate savings                                                    (47)          131        (178)
Certificates of deposit and other time deposits                      (933)          205      (1,138)
                                                            -----------------------------------------
Total interest bearing deposits                                    (1,104)          344      (1,448)

Short term borrowed funds                                             (59)          354        (413)
Long term debt                                                        119           289        (170)
                                                            -----------------------------------------
Total interest bearing liabilities                                 (1,044)          987      (2,031)
                                                            -----------------------------------------
Change in Interest Earning Assets                                    (242)        2,736      (2,978)
Change in Interest Bearing Liabilities                             (1,044)          987      (2,031)
                                                            -----------------------------------------
Change in Net Interest Income                                         802         1,749        (947)
                                                            =========================================


Provision for Loan Losses

             The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management's assessment of the risk of loss in the loan portfolio in light of current risk management strategies, economic conditions and market trends. A migration in the non-performing status of certain problem commercial and real estate loans from past due to partial charge-off and foreclosure occurred throughout 2003. The lower levels of charge-offs and the quarterly estimates for the level of reserves in the allowance for loan losses resulted in lower provisions for 2003.

             The Company recorded a provision for the twelve months ended December 31, 2003, of $670 thousand, compared to $1.0 million in 2002. The decrease was primarily due to an additional $440 thousand in reserves posted in the fourth quarter of 2002, following net loan charge-offs during the quarter of $398 thousand.

Non-Interest Income/Non-Interest Expense

             Non-interest income increased $324 thousand from $2.4 million in 2002 to $2.7 million in 2003 substantially due to gains on sale of mortgage loans originated by the bank and increases in service charges on deposit accounts. Non-interest expense increased to $12.0 million for the year ended December 31, 2003, compared to $11.8 million for the same period in 2002. The increase in 2003 includes increased expenses for employee salaries and benefits, marketing and occupancy costs related to expansion in the Vicksburg,
Mississippi, and Baton Rouge, Louisiana, markets and costs associated with changes in the Company's medical plan. Non-interest expense for 2002 includes $1.1 million in charge-offs of debt, receivables and the Company's remaining investment in Sumx Inc.

Liquidity

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

             Principal sources of liquidity for the Company are asset cash flows, customer deposits and the ability to borrow against investment securities and loans. The Company's cash and cash equivalents decreased from $11.5 million at December 31, 2002, to $8.4 million at December 31, 2003. Cash provided by operating and financing activities during the year increased by $6.2 and $62.2 million, respectively, while investing activities used $71.5 million.

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

This statement has not been reviewed or confirmed for accuracy or relevance by the Office of the Comptroller of the Currency.

Information Regarding our Common Stock

         The Company's common stock is listed on the NASDAQ Small Cap Market, and trades under the symbol "BKBK." The table below sets forth the high and low sales prices ranges for the common stock, as reported by NASDAQ. The sales price information reflects inter-dealer prices, without retail mark-up, mark down or commission, and may not represent actual transactions.

                               Dividends
                               Per Share               High              Low
                              ----------              ------            ------
Year 2003
         4th Quarter          $    .32                $18.50            $16.00
         3rd Quarter                                  $17.50            $15.70
         2nd Quarter          $    .32                $17.75            $14.35
         1st Quarter                                  $14.85            $14.14

Year 2002
         4th Quarter          $    .31                $15.11            $13.10
         3rd Quarter                                  $18.99            $14.20
         2nd Quarter          $    .31                $18.50            $14.76
         1st Quarter                                  $15.95            $14.50

         On December 31, 2003, there were 603 shareholders of record of the Company's common stock.

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

         The Company has declared semiannual cash dividends in each of the last three fiscal years totaling, on an annual basis, $.61 per share for 2001 and $.62 per share for 2002 and $.64 in 2003. Historical dividend payout ratios, expressed as a percentage of net income, for 2001, 2002 and 2003, were 39.61%, 105.67% and 49.38%, respectively.

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

         Retained earnings of the Bank available for payment of cash dividends under applicable dividend regulations exceeded $3.2 million and $3.4 million as of December 31, 2003, and December 31, 2002, respectively. The Bank intends to retain most of these funds for capital and not pay them out as dividends. Corporate Information

Annual Meeting/ Principal Office:
         3:30 P.M., Tuesday, April 27, 2004
         Britton & Koontz First National Bank
         500 Main Street
         Natchez, Mississippi 39120

Transfer Agent and Registrar:
         American Stock Transfer & Trust
         59 Maiden Lane
         New York, New York 10038
         718-921-8200

Independent Auditors:
         Hannis T. Bourgeois, LLP
         2322 Tremont Drive, Suite 200
         Baton Rouge, Louisiana 70809

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

Donald E. Killelea, M.D.
Pediatrician - retired

Bazile R. Lanneau
Life Insurance

Britton & Koontz First National Bank Locations:


Natchez, Mississippi

Main Office
500 Main Street, 39120

Tracetown Shopping Center
55 Seargent S. Prentiss Drive, 39120

Shields Lane
148 N. Shields Lane, 39120

St. Catherine
411 Highway 61 North, 39120


Vicksburg, Mississippi

South Frontage Road
2150 S. Frontage Road, 39180

Medical Center
2059 Highway 61 North, 39180


Baton Rouge, Louisiana

Florida
7142 Florida Boulevard, 70806

Perkins
12716 Perkins Road, 70810

Bluebonnet
8810 Bluebonnet, 70810


Madison, Mississippi

Madison
141 Executive Drive, Suites 1 & 5, 39110


Future Locations:

Carter Street
Vidalia, Louisiana

                                   EXHIBIT 14

                                 CODE OF ETHICS

                   BRITTON & KOONTZ CAPITAL CORPORATION, INC.
                                 CODE OF ETHICS
                   FOR SENIOR EXECUTIVE AND FINANCIAL OFFICERS


I.       Introduction

This Code of Ethics is applicable to the chief executive officer, chief financial officer, principal accounting officer, and controller of Britton & Koontz Capital Corporation, Inc. (the "Company") (or any persons performing similar functions, together, the "Senior Executive and Financial Officers"). References in this Code of Ethics to the Company mean the Company and its subsidiaries.

While we expect honest and ethical conduct in all aspects of our business from all of our employees, we expect the highest possible honest and ethical conduct from our Senior Executive and Financial Officers. As a Senior Executive or Financial Officer, you are an example for other employees and we expect you to foster a culture of transparency, integrity and honesty. Compliance with this Code is a condition to your employment and any violations of the Code may result in disciplinary action, up to and including termination of your employment.

Waivers of this Code may be made only by the Board or the Audit Committee and will be disclosed in accordance with applicable law.

II.      Purpose of Code of Ethics

The purpose of this Code of Ethics is:

         (a) To promote the honest and ethical conduct of our Senior Executive and Financial Officers, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

         (b) To promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by the Company with the Securities and Exchange Commission ("SEC") and in other public communications made by the Company; and

         (c) To promote compliance with all applicable governmental laws, rules and regulations.

III.     Conflict of Interest

A conflict of interest occurs when your personal interests interfere, or appear to interfere, with the interests of the Company. Conflicts of interest can arise when you, or a member of your immediate family, receive improper benefits as a result of your position with the Company. Conflicts of interest can also arise when you or a member of your immediate family have interests that may make it difficult for you to perform your duties effectively.

Although we cannot identify all possible conflicts, following are some of the more common conflicts, which must be avoided:

o Gifts: Senior Executive and Financial Officers or members of their immediate families may not accept gifts from persons or entities where any such gifts are being made in order to influence your actions in your position with the Company, or where acceptance of the gifts could create the appearance of a conflict of interest.

o Compensation from non-Company sources: Senior Executive and Financial Officers may not accept compensation (in any form) for services performed for the Company from any source other than the Company.

o Improper conduct and activities: Senior Executive and Financial Officers may not engage in any conduct or activities that are inconsistent with the Company's best interests or that disrupt or impair the Company's relationship with any person or entity with which the Company has or proposes to enter into a business or contractual relationship.

o Personal use of Company assets: Senior Executive and Financial Officers may not use Company assets, labor or information for personal use, other than incidental use, unless approved by the Chief Executive Officer of the Company or as part of a compensation or expense reimbursement program.

o Financial interests in other business: Senior Executive and Financial Officers should avoid having an ownership interest in any other entity if that interest compromises or appears to compromise your loyalty to the Company.

o Outside employment or activities with a competitor: Simultaneous employment with or serving as a director of a competitor of the Company is strictly prohibited, as is any activity that is intended, or that you should reasonably expect, to advance a competitor's interests at the expense of the Company.

If you have any doubt as to whether or not conduct would be considered a conflict of interest, please consult with the Audit Committee Chairman.

IV.      Accurate Periodic Reports and Other Public Communications

As you are aware, full, fair, accurate, timely and understandable disclosure in our periodic reports filed with the SEC and in our other public communications is required by SEC rules and is essential to our continued success. You are expected to provide information that is accurate, complete, objective, relevant, fair, timely and understandable in all such reports and other public disclosures. Please exercise the highest standard of care in preparing such materials. We have established the following guidelines in order to ensure the quality of our periodic reports.

o All Company accounting records, as well as reports produced from those records, must be kept and presented in accordance with the laws of each applicable jurisdiction.

o All records must fairly and accurately reflect the transactions or occurrences to which they relate.

o All records must fairly and accurately reflect in reasonable detail the Company's assets, liabilities, revenues and expenses.

o The Company's accounting records must not contain any false or intentionally misleading entries.

o        No  transactions  may  be  intentionally   misclassified  to  accounts,
         departments or accounting periods or in any other manner.

o All transactions must be supported by accurate documentation in reasonable detail and recorded in the proper account and in the proper accounting period.

o No information may be concealed from the internal auditor or the independent auditors.

o Compliance with Generally Accepted Accounting Principles and the Company's system of internal accounting controls is required at all times.

V.       Compliance with Laws and Ethics Code

You are required to comply with both the letter and spirit of all applicable governmental statutes, rules and regulations and this Code, and to report any suspected violations of applicable governmental rules and regulations or this Code to the Audit Committee. No one will be subject to retaliation because of a good faith report of a suspected violation. If you fail to comply with this Code or any applicable laws or regulations, you may be subject to disciplinary measures, up to and including discharge.

No Rights Created

This Code is a statement of certain fundamental principles, policies and procedures that govern the Company's Senior Executive and Financial Officers in the conduct of the Company's business. It is not intended to and does not create any rights in any employee, officer, director, customer, supplier, competitor, shareholder or any other person or entity.

                                   EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT

                                   EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT


          The following is a list of subsidiaries of the Company at December 31, 2003, and all are included in the Company's consolidated financial statements, except for Sumx Inc:




                                                                 Approximate
                                           Jurisdiction         Percentage of
                                                of            Voting Securities
Subsidiaries                               Incorporation           Owned
------------
                                          ---------------     -----------------

Britton & Koontz First National Bank       United States            100%

B&K Title Insurance Agency, Inc.            Mississippi             100%

Sumx Inc.*                                  Mississippi              37%

Britton & Koontz Statutory Trust # 1        Mississippi             100%


* Sumx Inc. is not consolidated with the Company because it is not considered a significant subsidiary.

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

         4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), for the small business issuer and have:

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


Date: March 26, 2004                         /s/ W. Page Ogden
                                             ------------------------------
                                             W. Page Ogden
                                             Chief Executive Officer

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

         4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), for the small business issuer and have:

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


Date: March 26, 2004                        /s/ Bazile R Lanneau, Jr.
                                            -------------------------------
                                            Bazile R. Lanneau, Jr.
                                            Chief Financial Officer

                                  EXHIBIT 32.1

             SECTION 906 - CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                                  EXHIBIT 32.1

                    Certification of Chief Executive Officer
                         Pursuant to 18 U.S.C. ss. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


         In connection with the Annual Report on Form 10-KSB for the year ended December 31, 2003, of Britton & Koontz Capital Corporation (the "Company"), as filed with the Securities Exchange Commission on the date hereof (the "Annual Report"), I, W. Page Ogden, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1) the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: March 26, 2004                                 /s/ W. Page Ogden
                                                    ---------------------------
                                                    W. Page Ogden
                                                    Chief Executive Officer

                                  EXHIBIT 32.2

             SECTION 906 - CERTIFICATION OF CHIEF FINANCIAL OFFICER

                                  EXHIBIT 32.2

                    Certification of Chief Financial Officer
                         Pursuant to 18 U.S.C. ss. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


         In connection with the Annual Report on Form 10-KSB for the year ended December 31, 2003, of Britton & Koontz Capital Corporation (the "Company"), as filed with the Securities Exchange Commission on the date hereof (the "Annual Report"), I, Bazile R. Lanneau, Jr., Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1) the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: March 26, 2004                                 /s/ Bazile R. Lanneau, Jr.
                                                     --------------------------
                                                     Bazile R. Lanneau, Jr.
                                                     Chief Financial Officer