Form 10QSB
period 2004-03-31
BRITTON & KOONTZ CAPITAL CORP
filed 2004-05-14
CIK 707604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934 For the Quarterly Period Ended March 31, 2004.

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

             2,113,087 Shares of Common Stock, Par Value $2.50, were
                         outstanding as of May 1, 2004.



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

         Item 2.  Changes in Securities

         Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES


CERTIFICATIONS

PART I            FINANCIAL INFORMATION

         Item 1.  Financial Statements




                           BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                          FOR THE PERIODS ENDED




                                                A S S E T S


                                                                           March 31,        December 31,
 ASSETS:                                                                      2004              2003
                                                                        -----------------  ----------------
 Cash and due from banks:
       Non-interest bearing                                                 $ 10,860,757       $ 7,390,638
       Interest bearing                                                        1,008,604           969,117
                                                                        -----------------  ----------------
              Total cash and due from banks                                   11,869,361         8,359,755

 Federal funds sold                                                                    -            41,361
 Investment Securities:
       Held-to-maturity (market value, in 2004 and 2003,
           of $43,621,985 and $44,002,578, respectively)                      41,397,785        42,289,409
       Available-for-sale (amortized cost, in 2004 and 2003,
           of $85,956,126 and $92,186,797, respectively)                      87,793,010        93,663,436
       Equity securities                                                       5,198,600         5,181,800
 Loans, less unearned income of $3,367 in 2004 and
           $3,931 in 2003, and allowance for loan losses of
           $2,178,907 in 2004 and $2,070,162 in 2003                         209,969,869       204,521,159
 Loans held for sale                                                           4,163,464         3,102,006
 Bank premises and equipment, net                                              8,954,955         8,596,254
 Other real estate, net                                                        1,434,627         1,741,127
 Accrued interest receivable                                                   2,030,426         2,095,662
 Cash surrender value of life insurance                                          921,161           905,090
 Core deposits, net of accumulated amortization                                1,069,218         1,096,122
 Other assets                                                                  2,257,720         2,813,267
                                                                        -----------------  ----------------

 TOTAL ASSETS                                                              $ 377,060,196     $ 374,406,448
                                                                        =================  ================





                                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                           March 31,        December 31,
 LIABILITIES:                                                                 2004              2003
                                                                        -----------------  ----------------
 Deposits
       Non-interest bearing                                                 $ 38,112,588      $ 37,523,263
       Interest bearing                                                      202,360,216       195,410,519
                                                                        -----------------  ----------------
              Total deposits                                                 240,472,804       232,933,782

 Federal Home Loan Bank advances                                              84,299,998        87,575,761
 Federal funds purchased                                                       2,280,000         4,550,000
 Securities sold under repurchase agreements                                  10,041,726         9,935,300
 Accrued interest payable                                                        853,758           830,498
 Advances from borrowers for taxes and insurance                                 194,093           367,375
 Accrued taxes and other liabilities                                           2,839,572         3,017,133
 Junior subordinated debentures                                                5,000,000         5,000,000
                                                                        -----------------  ----------------
              Total liabilities                                              345,981,951       344,209,849



 STOCKHOLDERS' EQUITY:
 Common stock - $2.50 par value per share;
       12,000,000 shares authorized; 2,127,587 and 2,113,087 issued and outstanding for March 31, 2004 and December 31, 2003,
       respectively                                                            5,318,968         5,318,968
 Additional paid-in capital                                                    7,225,408         7,225,408
 Retained earnings                                                            17,314,978        16,690,918
 Accumulated other comprehensive income                                        1,476,266         1,218,680
                                                                        -----------------  ----------------
                                                                              31,335,620        30,453,974
 Cost of 14,500 shares of common stock held by the company                      (257,375)         (257,375)
                                                                        -----------------  ----------------
              Total stockholders' equity                                      31,078,245        30,196,599
                                                                        -----------------  ----------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 377,060,196     $ 374,406,448
                                                                        =================  ================




              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                               Three Months Ended
                                                                   March 31,
                                                        --------------------------------

                                                             2004             2003
                                                        ---------------   --------------

 INTEREST INCOME:
 Interest and fees on loans                                $ 3,406,487      $ 3,604,302
 Interest on investment securities:
     Taxable interest income                                 1,019,685          897,981
     Exempt from federal taxes                                 407,404          391,704
 Interest on federal funds sold                                  1,335            9,474
                                                        ---------------   --------------
 Total interest income                                       4,834,911        4,903,461
                                                        ---------------   --------------


 INTEREST EXPENSE:
 Interest on deposits                                          858,491        1,065,869
 Interest on other borrowed funds                              635,699          491,510
 Interest on Trust Preferred Securities                         54,548            3,675
 Interest on securities sold under
   repurchase agreements                                        28,851           11,591
                                                        ---------------   --------------
 Total interest expense                                      1,577,589        1,572,645
                                                        ---------------   --------------

 NET INTEREST INCOME                                         3,257,322        3,330,816

 Provision for loan losses                                     120,000          135,000
                                                        ---------------   --------------
 NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                             3,137,322        3,195,816
                                                        ---------------   --------------

 OTHER INCOME:
 Service charges on deposit accounts                           313,853          318,668
 Income from fiduciary activities                               12,447           14,405
 Insurance premiums and commissions                               (244)              61
 Gain/(loss) on sale of ORE                                    (19,817)           6,000
 Gain/(loss) on sale of mortgage loans                          89,029          142,525
 Gain/(loss) on sale of other assets                            (1,000)          (1,424)
 Other                                                         176,765          181,166
                                                        ---------------   --------------
 Total other income                                            571,033          661,401
                                                        ---------------   --------------





 OTHER EXPENSES:
 Salaries                                                    1,501,790        1,404,739
 Employee benefits                                             259,494          205,327
 Director fees                                                  47,660           43,135
 Net occupancy expense                                         215,977          195,508
 Equipment expenses                                            245,482          231,441
 FDIC assessment                                                 8,812            8,685
 Advertising                                                    51,562           57,575
 Stationery and supplies                                        60,747           71,502
 Other real estate expense                                      20,256            7,558
 Amortization of deposit premium                                26,904           26,904
 Other                                                         507,000          519,987
                                                        ---------------   --------------
 Total other expenses                                        2,945,684        2,772,361
                                                        ---------------   --------------

 INCOME BEFORE INCOME TAX EXPENSE                              762,671        1,084,855

 Income tax expense                                            138,611          298,041
                                                        ---------------   --------------
 NET INCOME                                                  $ 624,060        $ 786,814
                                                        ===============   ==============

 EARNINGS PER SHARE DATA:

 Basic earnings per share                                       $ 0.30           $ 0.37
                                                        ===============   ==============
 Basic weighted shares outstanding                           2,113,087        2,113,087
                                                        ===============   ==============


 Diluted earnings per share                                     $ 0.29           $ 0.37
                                                        ===============   ==============
 Diluted weighted shares outstanding                         2,119,730        2,113,974
                                                        ===============   ==============





                                        BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                          FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003




                                         Common Stock                                    Accumulated
                                    -----------------------   Additional                   Other                          Total
                                                               Paid-in       Retained    Comprehensive   Treasury     Stockholders'
                                       Shares     Amount       Capital       Earnings      Income        Stock           Equity
                                    ----------- ----------   -----------   ------------ --------------  ----------   --------------

 Balance at December 31, 2002       2,113,087   $5,318,968   $7,225,408    $15,304,539   $ 1,737,934    $ (257,375)  $ 29,329,474

 Comprehensive Income:
     Net income                             -            -            -        786,814             -                      786,814

     Other comprehensive
        income (net of tax):
     Net change in unrealized
        gain/(loss) on securities
        available for sale, net
        of taxes for $144,855                                                               (243,493)                    (243,493)
     Other Comprehensive gains from
        derivates, net of
        reclassification adjustment
        of $2,104                                                                              3,538                        3,538
                                    ----------  -----------  -----------   ------------ -------------   ----------   ------------
 Balance at March 31, 2003          2,113,087   $5,318,968   $7,225,408    $16,091,353   $ 1,497,979    $ (257,375)  $ 29,876,333
                                    ==========  ===========  ===========   ============ =============   ==========   ============


 Balance at December 31, 2003       2,113,087   $5,318,968   $7,225,408    $16,690,918   $ 1,218,680    $ (257,375)  $ 30,196,599

 Comprehensive Income:
     Net income                             -            -            -        624,060             -                      624,060

     Other comprehensive
        income (net of tax):
     Net change in unrealized
        gain/(loss) on securities
        available for sale, net
        of taxes of $134,371                                                                 225,875                      225,875
     Other Comprehensive gains from
        derivates, net of
        reclassification adjustment
        of $18,864                                                                            31,711                       31,711
                                    ----------  -----------  -----------   ------------ -------------   ----------   ------------
 Balance at March 31, 2004          2,113,087   $5,318,968   $7,225,408    $17,314,978   $ 1,476,266    $ (257,375)  $ 31,078,245
                                    ==========  ===========  ===========   ============ =============   ==========   ============






                         BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                       PERIODS ENDED MARCH 31,

                                                                                           2004                    2003
                                                                                    -------------------     -------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                                  $ 624,060               $ 786,814
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
            Deferred income taxes                                                               27,367                  76,400
            Provision for loan losses                                                          120,000                 135,000
            Provision for depreciation                                                         185,186                 174,623
            Stock dividends received                                                           (16,800)                (17,400)
            (Gain)/loss on sale of other real estate                                            19,817                  (6,000)
            (Gain)/loss on sale of other repossessed assets                                      1,000                   1,424
            (Gain)/loss on sale of mortgage loans                                              (89,029)               (142,525)
            Amortization/(accretion) of investment security
              premiums (discounts), net                                                        195,190                  14,562
            Amortization of deposit premium                                                     26,904                  26,904
            Writedown of other real estate                                                      11,000                       -
            (Increase)/decrease in accrued interest receivable                                  65,236                 109,200
            (Increase)/decrease in cash surrender value                                        (16,071)                (24,143)
            (Increase)/decrease in other assets                                                606,679                 242,911
            (Increase)/decrease in accrued interest payable                                     23,260                 (10,034)
            (Increase)/decrease in accrued taxes and other liabilities                        (358,164)               (253,862)
                                                                                    -------------------     -------------------
            Net cash provided (used) by operating activities                                 1,425,635               1,113,874
                                                                                    -------------------     -------------------

 CASH FLOWS FROM INVESTING ACTIVITIES
            (Increase)/decrease in federal funds sold                                           41,361               3,560,000
            Proceeds from sales, maturities and paydowns
              of investment securities                                                       6,927,104               5,462,806
            Purchases of investment securities                                                       -             (15,113,717)
            (Increase)/decrease in loans                                                    (6,600,259)            (10,693,120)
            Proceeds from sale and transfers of other real estate                              327,248                 106,000
            Proceeds from sale and transfers of other repossessed assets                         6,000                  23,876
            Purchase of premises and equipment                                                (543,886)               (129,661)
                                                                                    -------------------     -------------------
            Net cash provided (used) by investing activities                                   157,568             (16,783,816)
                                                                                    -------------------     -------------------





 CASH FLOWS FROM FINANCING ACTIVITIES
            Increase /(decrease) in customer deposits                                        7,539,022              14,781,733
            Increase /(decrease) in securities sold under
              repurchase agreements                                                            106,426                 250,000
            Increase /(decrease) in federal funds purchased                                 (2,270,000)                      -
            Increase /(decrease) in FHLB advances                                           (3,275,763)             (2,000,412)
            Increase /(decrease) in advances from borrowers
              for taxes and insurance                                                         (173,282)               (173,084)
            Increase /(decrease) in Trust Preferred Securities                                       -               5,000,000
                                                                                    -------------------     -------------------
            Net cash provided (used) by financing activities                                 1,926,403              17,858,237
                                                                                    -------------------     -------------------

 NET INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS                                          3,509,606               2,188,295
                                                                                    -------------------     -------------------

 CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                              8,359,755              11,476,874
                                                                                    -------------------     -------------------

 CASH AND DUE FROM BANKS AT END OF PERIOD                                                 $ 11,869,361            $ 13,665,169
                                                                                    ===================     ===================





 SCHEDULE OF NONCASH INVESTING AND                                                         2004                    2003
                                                                                    -------------------     -------------------
 FINANCING ACTIVITIES:

            Cash paid during the year for interest                                         $ 1,554,329             $ 1,579,004
                                                                                    ===================     ===================

            Cash paid during the year for income taxes                                     $         -             $    61,564
                                                                                    ===================     ===================

            Transfers from loans foreclosed to other real estate                           $    51,565             $   353,062
                                                                                    ===================     ===================
            Total change in unrealized (gains) losses
              on securities available for sale                                             $   360,245             $  (388,348)
                                                                                    ===================     ===================

            Total change in deferred income taxes
              on securities available for sale                                             $   134,371             $  (144,855)
                                                                                    ===================     ===================

            Derivative gain, net of reclassification adjustment                            $    31,711             $     3,538
                                                                                    ===================     ===================




              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2004 AND DECEMBER 31, 2003

  Note A.  Basis of Presentation

             The accompanying consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 2003, has been derived from the audited financial statements of the Company for the year then ended. The accompanying consolidated financial statements as of March 31, 2004, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position and operating results of the periods presented. Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

  Note B.  Interest Rate Risk management

             On May 9, 2002, the Bank entered into an off-balance sheet interest rate swap agreement to convert existing prime based loans to a fixed rate. Under the terms of the agreement, the Bank receives a fixed rate of 7.635% and is obligated to pay a floating rate based on USD-Prime-H.15, calculated on a contractual notional amount of $5,000,000. The original term is for five years, expiring May 10, 2007. The fair value of this derivative, designated as a cash flow hedge, and considered highly effective was $366,506 at March 31, 2004, and is reflected in other assets.

  Note C.  Loans Held-for-Sale

             Loans held-for-sale are primarily thirty year and fifteen year fixed rate, one to four family real estate loans which are valued at the lower of cost or market, as determined by outstanding commitments from investors or current investor yield requirements, calculated on an individual basis. Unrealized losses on loans held-for-sale are charged against income in the period of decline. Such declines are recorded in a valuation allowance account and deducted from the cost basis of the loans. At March 31, 2004, no change was recorded. Gains on loans are recognized when realized.

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

  Note E.  Commitments

             In the ordinary course of business, the Company enters into commitments to extend credit to its customers. Letters of credit included in the financial statements at December 31, 2003, and March 31, 2004, were $1.4 million and $789 thousand, respectively. As of March 31, 2004, the Company had entered into other commercial and residential loan commitments with certain customers that had an aggregate unused balance of $46.5 million, compared to $40.8 million at December 31, 2003. Because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire, the balances on such commitments should not be used to project actual future liquidity requirements. However, the Company does incorporate expectations about the level of draws under all credit-related commitments into its funds management process.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

             This discussion is intended to present a review of the major factors affecting the financial condition and results of operations of the Company and expand on material changes during the first quarter of 2004.


             Financial Condition

             Assets

             The Company's total assets increased from $374.4 million at December 31, 2003, to $377.1 million at March 31, 2004. Loans, excluding loans held for sale (LHFS), increased 3% to $210.0 million which was funded through cash flows from paydowns in the held-to-maturity (HTM) and available-for-sale
  (AFS) portfolio resulting in a balance at March 31, 2004, of $129.2 million.


             Investment Securities

             The Company's investment portfolio at March 31, 2004, consists of mortgage-backed, municipal, corporate and equity securities. Investments securities that are deemed to be HTM are accounted for by the amortized cost method while securities in the AFS categories are accounted for at fair value.

             Management determines the classification of its securities at acquisition. Total HTM and AFS investment securities decreased 5% to $129.2 million from December 31, 2003, to March 31, 2004. The decrease in investment securities was indicative of the Company's strategy for 2004, which is to use the cash flows and paydowns of investment securities to fund higher yielding loans in all markets. As of March 31, 2004, equity securities increased $17 thousand from December 31, 2003, to March 31, 2004, due to the payment of the 1st quarter Federal Home Loan Bank (FHLB) stock dividend. Equity securities are comprised primarily of Federal Reserve Bank stock of $522 thousand, Federal Home Loan Bank stock of $4.5 million and ECD Investments, LLC membership interests of $100 thousand.

             The amortized cost of the Bank's investment securities at March 31, 2004, and December 31, 2003 are summarized in Table 1.



             TABLE 1: COMPOSITION OF INVESTMENT PORTFOLIO

                                                              Amortized Cost
                                                 -------------------------------------------
                                                     03/31/04                    12/31/03
                                                 -------------------------------------------

    Mortgage Backed Securities                   $   89,489,401             $   95,608,328
    Obligations of state and
       Political Subdivisions                        34,838,300                 34,834,072
    Corporate Securities                              3,026,210                  4,033,806
                                                 ==============             ==============
                                                 $  127,353,911             $  134,476,206
                                                 ==============             ==============

             Loans

             The Company's total loan portfolio increased $6.5 million to $214 million at March 31, 2004, from $208 million at December 31, 2003. The loans to total assets ratio increased to 56.7% at March 31, 2004, compared to 55.5% at December 31, 2003, while the loan to deposit ratio remained stable at 89.0% at March 31, 2004, compared to 89.1% at year-end.

             As the new markets entered by the Company continue to show significant potential for growth, management is anticipating increased loan demand and growth in the loan portfolio for the remainder of the year, particularly in commercial loans. Higher mortgage rates and a cooling off of demand for mortgage refinancing are expected to concentrate a larger portion of the loan growth in the commercial area.

             The Company sells all conforming mortgage related assets with maturities greater than 12 years in the secondary market at the time of origination. Because of this, the growth in the loan portfolio is expected to result from increases in shorter term 1-4 family mortgage loans and mortgage related commercial loan products. Table 2 presents the Bank's loan portfolio at March 31, 2004, and December 31, 2003.


             TABLE 2: COMPOSITION OF LOAN PORTFOLIO

                                                   03/31/04        12/31/03
                                                -------------   -------------

  Commercial, financial & agricultural          $  31,097,000   $  31,853,000
  Real estate-construction                         17,789,000      14,690,000
  Real estate-residential                          78,878,000      78,128,000
  Real estate-other                                74,084,000      70,729,000
  Installment                                      14,356,000      14,195,000
  Other                                               111,000         102,000
                                                -------------   -------------
       Total loans                              $ 216,315,000   $ 209,697,000
                                                =============   =============

             Asset Quality

             Nonperforming assets, including non-accrual loans, other real estate, and loans 90 days or more delinquent, decreased $103 thousand to $3.2 million at March 31, 2004, from $3.3 million at year-end. The banks nonperforming loan ratio increased from .74% at December 31, 2003, to .81% at March 31, 2004. A breakdown of nonperforming assets at March 31, 2004, and December 31, 2003 is shown in Table 3.


             TABLE 3: BREAKDOWN OF NONPERFORMING ASSETS

                                                   03/31/04           12/31/03
                                                  ----------         ----------
                                                     (dollars in thousands)
    Non-accrual loans by type
      Real estate                                 $      830         $      585
      Installment                                         25                 20
      Commercial and all other loans                     622                580
                                                  ----------         ----------
          Total non-accrual loans                      1,477              1,184
      Loans past due 90 days or more                     248                337
                                                  ----------         ----------
          Total nonperforming loans                    1,725              1,522
      Other real estate owned (net)                    1,435              1,741
                                                  ----------         ----------
          Total nonperforming assets              $    3,160         $    3,263
                                                  ==========         ==========
    Nonperforming loans as a percent
      of loans, net of unearned interest
      and loans held for sale                           .81%               .74%
                                                  ==========         ==========

             Allowance and Provision for Possible Loan Losses

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

             Based upon this evaluation, management believes the allowance for possible loan losses of $2.2 million at March 31, 2004, which represents 1.03% of gross loans less unearned interest (UI) and loans held for sale (LHFS) is adequate to absorb possible loan losses that may be inherent in the portfolio. At December 31, 2003, the allowance for possible loan losses was $2.1 million or 1.00% of gross loans net of UI and LHFS.

             The provision for possible loan losses is a charge to earnings to maintain the allowance for possible loan losses at a level consistent with management's assessment of the loan portfolio in light of current and expected economic conditions.

             Table 4 breaks down the allowance as to the individual components of charge-offs and recoveries and sets forth the provision for possible loan losses charged to operations for the three months ended March 31, 2004 and 2003:


             TABLE 4: ACTIVITY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                    03/31/04         12/31/03
                                                  ----------        ----------
                                                     (dollars in thousands)

 Balance at beginning of period                   $   2,070         $   2,129
    Charge-offs:
      Real Estate                                        (3)             (456)
      Commercial                                         (1)             (285)
      Installment and other                             (13)              (91)
    Recoveries:
      Real Estate                                         1                25
      Commercial                                          1                60
      Installment and other                               4                18
                                                  ----------        ----------
    Net (charge-offs)/recoveries                        (11)             (729)
      Provision charged to operations                   120               670
                                                  ----------        ----------
 Balance at end of period                         $   2,179         $   2,070
                                                  ==========        ==========
 Allowance for loan losses as a percent
   of loans, net of unearned interest
   and loans held for sale                             1.03%             1.00%
                                                  ==========        ==========
 Net charge-offs as a percent of
   average loans                                        .01%              .36%
                                                  ==========        ==========

             Deposits

             Deposits increased to $240.5 million at March 31, 2004, compared to $232.9 million at December 31, 2003. The increase in deposits is due primarily to increases to seasonal public funds deposits. The increase in deposits was used primarily to pay down Federal Home Loan Bank Advances.

             Borrowings

             Total borrowings decreased $5.4 million to $96.6 million at March 31, 2004, from $102.1 million at December 31, 2003, due to increases in public funds deposits.

             Capital

             Stockholders' equity totaled $31.1 million at March 31, 2004, compared to $30.2 million at December 31, 2003. The increase is primarily the result of increases in net income and positive changes in comprehensive income/(loss) over the first quarter totaling $624 thousand and $258 thousand, respectively. Comprehensive income is the result of unrealized gains or losses in available-for-sale securities and the recognition of the fair value of certain derivative instruments. The ratio of stockholders' equity to assets increased to 8.2% at March 31, 2004, compared to 8.1% at December 31, 2003.

             The Company maintained a total capital to risk weighted assets ratio of 13.20%, a Tier 1 capital to risk weighted assets ratio of 12.27% and a leverage ratio of 7.67%. These levels substantially exceed the minimum requirements of the regulatory agencies for well-capitalized institutions of 10.00%, 6.00% and 5.00% respectively.


             Results of Operations

             Net Income

             Net income decreased to $624 thousand or $.29 per diluted share at March 31, 2004, from $787 thousand or $.37 per diluted share for the same period in 2003. Returns on average assets and average equity for the first three months of 2004 were .67% and 8.16%, respectively, compared to .98% and 10.43% for the first three months in 2003. The decreases in income and the increases in expenses detailed below explain the reduction in net income and the lower returns on average assets and average equity.

             Net Interest Income and Net Interest Margin

             Net interest income (NII), the amount by which interest income on loans, investments and other interest earning assets exceeds interest expense on deposits and other borrowed funds, decreased $73 thousand to $3.3 million for the period ended March 31, 2004, compared to the same period in 2003. Net interest margin (NIM), net interest income expressed as a percentage of average earning assets decreased from 4.42% to 3.73% for the quarter ended March 31, 2003, to the same period in 2004. Contributing to the reduction in both cases was the lower interest rate environment, which resulted in a greater loss of interest income as assets repriced compared to the reduction in interest expense as liabilities repriced. The decline in NII and NIM due to lower rates was partially offset by a 16% increase in average earning assets of $48 million.


             Non-Interest Income

             Non-interest income decreased to $571 thousand for the quarter ended March 31, 2004, from $661 thousand during the same period in 2003. The decrease was primarily due to the slowdown in mortgage originations in all markets resulting in reduced gains on sale of mortgage loans of $53 thousand.

             Non-Interest Expense

             Non-interest expense increased 6% or $173 thousand to $2.9 million for the three-month period ended March 31, 2004, over the same period in 2003, primarily from expected increases in personnel costs.

             Income  Taxes

             The Company recorded income tax expense of $139 thousand for the quarter ended March 31, 2004, compared to $298 thousand for the quarter ended March 31, 2003. The reduction is due to higher earnings before income taxes during the period ended March 31, 2003, compared to the same period in 2004. Also, tax expense reported in 2003 was slightly inflated due to not expecting the allowability of greater tax benefits resulting from being able to depreciate purchase equipment at a faster rate.

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

             The Company's cash and cash equivalents increased $3.5 million to $11.9 million at March 31, 2004, from $8.4 million at December 31, 2003. Cash provided by operating, investing and financing activities during the first quarter of this year increased by $1.4 million, $158 thousand and $1.9 million, respectively, over the amounts at December 31, 2003. Investing activities include an increase in loans of $6.6 million offset by proceeds from cash flows from investment securities. Customer deposits increased during the first quarter of 2004, allowing for the reduction in overall borrowed funds

             The Company has unsecured federal funds lines of approximately $20 million with correspondent banks and maintains the ability to draw on its line of credit of approximately $21 million with the Federal Home Loan Bank. Management believes it maintains adequate liquidity for the Company's current needs.


             Off-Balance Sheet Arrangements. Refer to Notes B and E in the notes to the consolidated financial statements included in this report for a discussion of the nature and extent of the Company's off-balance sheet arrangements.


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


  Item 3.    CONTROLS AND PROCEDURES

             Based on an evaluation carried out by the Company, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). As of the end of the period covered by this report, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.


  PART II.  OTHER INFORMATION

Item 2.      Restriction on Dividends

             The Company is a legal entity separate and distinct from the Bank, and substantially all of the Company's revenues result from amounts paid by the Bank, as dividends, to the Company. The payment of dividends by the Bank is, of course, dependent upon its earnings and financial condition. The Bank, however, as a national bank, is also subject to legal limitations on the amount of its earnings that it may pay as dividends. Retained earnings of the Bank available for payment of cash dividends under applicable dividend regulations exceeded $3.2 million as of March 31, 2004. The Bank intends to retain most of these funds for capital and not pay them out as dividends.


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

31.2 Certifications  of the Chief  Financial  Officer,  as required  pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certifications  of the Chief  Executive  Officer,  as required  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certifications  of the Chief  Financial  Officer,  as required  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

* As indicated in the column entitled "Description of Exhibits" this exhibit is incorporated by reference to another filing or document

(b)      Reports on Form 8-K

     On February 10, 2004, the Company filed a current report on Form 8-K, reporting 2003 earnings.

                                   SIGNATURES



Inaccordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.









                                      BRITTON & KOONTZ CAPITAL CORPORATION




Date:  May 14, 2004                   /s/ W. Page Ogden
                                      ___________________________
                                      W. Page Ogden
                                      Chairman and Chief Executive Officer



Date:  May 14, 2004                   /s/ Bazile R. Lanneau, Jr.
                                      ___________________________
                                      Bazile R. Lanneau, Jr.
                                      Vice President and Chief Financial Officer

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

             b) evaluated the effectiveness of the Small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by the report based on such evaluation; and

             c) disclosed in this report any change in the Small business issuer's internal control over financial reporting that occurred during the Small business issuer's most recent fiscal quarter (the Small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Small business issuer's internal control over financial reporting; and

         5. The Small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Small business issuer's auditors and the audit committee of the Small business issuer's board of directors (or persons performing the equivalent functions):

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





Date: May 14, 2004                               /s/ W. Page Ogden
                                                 ______________________________
                                                 W. Page Ogden
                                                 Chief Executive Officer

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

             b) evaluated the effectiveness of the Small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by the report based on such evaluation; and

             c) disclosed in this report any change in the Small business issuer's internal control over financial reporting that occurred during the Small business issuer's most recent fiscal quarter (the Small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Small business issuer's internal control over financial reporting; and

         5. The Small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Small business issuer's auditors and the audit committee of the Small business issuer's board of directors (or persons performing the equivalent functions):

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






Date: May 14, 2004                               /s/ Bazile R. Lanneau, Jr
                                                 _______________________________
                                                 Bazile R. Lanneau, Jr.
                                                 Chief Financial Officer

                                  EXHIBIT 32.1

             SECTION 906 - CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                                                                    EXHIBIT 32.1





                    Certification of Chief Executive Officer
                         Pursuant to 18 U.S.C. ss. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


         In connection with the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, of Britton & Koontz Capital Corporation (the "Company"), as filed with the Securities Exchange Commission on the date hereof (the "Quarterly Report"), I, W. Page Ogden, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1) the Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






Date: May 14, 2004                          /s/ W. Page Ogden
                                            _________________________
                                            W. Page Ogden
                                            Chief Executive Officer

                                  EXHIBIT 32.2

             SECTION 906 - CERTIFICATION OF CHIEF FINANCIAL OFFICER

                                                                    EXHIBIT 32.2




                    Certification of Chief Financial Officer
                         Pursuant to 18 U.S.C. ss. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


         In connection with the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, of Britton & Koontz Capital Corporation (the "Company"), as filed with the Securities Exchange Commission on the date hereof (the "Quarterly Report"), I, Bazile R. Lanneau, Jr., Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1) the Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






Date: May 14, 2004                          /s/ Bazile R. Lanneau, Jr.
                                            ____________________________
                                            Bazile R. Lanneau, Jr.
                                            Chief Financial Officer