Form 10QSB
period 2004-06-30
BRITTON & KOONTZ CAPITAL CORP
filed 2004-08-06
CIK 707604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2004.

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

       2,116,316 Shares of Common Stock, Par Value $2.50, were outstanding as of August 1, 2004.



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


CERTIFICATIONS

PART I            FINANCIAL INFORMATION

         Item 1.  Financial Statements



                           BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                          FOR THE PERIODS ENDED




                                                A S S E T S


                                                                            June 30,        December 31,
 ASSETS:                                                                      2004              2003
                                                                        -----------------  ----------------
 Cash and due from banks:
       Non-interest bearing                                                  $ 8,293,379       $ 7,390,638
       Interest bearing                                                          709,263           969,117
                                                                        -----------------  ----------------
              Total cash and due from banks                                    9,002,642         8,359,755

 Federal funds sold                                                               12,599            41,361
 Investment Securities:
       Held-to-maturity (market value, in 2004 and 2003,
           of $41,072,772 and $44,002,578, respectively)                      40,467,705        42,289,409
       Available-for-sale (amortized cost, in 2004 and 2003,
           of $88,988,625 and $92,186,797, respectively)                      88,483,818        93,663,436
       Equity securities                                                       5,314,300         5,181,800
 Loans, less unearned income of $2,861 in 2004 and
           $3,931 in 2003, and allowance for loan losses of
           $2,226,610 in 2004 and $2,070,162 in 2003                         216,402,001       204,521,159
 Loans held for sale                                                           2,095,021         3,102,006
 Bank premises and equipment, net                                              8,595,202         8,596,254
 Other real estate                                                             1,003,087         1,741,127
 Accrued interest receivable                                                   2,121,740         2,095,662
 Cash surrender value of life insurance                                          928,776           905,090
 Deposit Premium                                                               1,042,314         1,096,122
 Other assets                                                                  3,473,655         2,813,267
                                                                        -----------------  ----------------
 TOTAL ASSETS                                                              $ 378,942,860     $ 374,406,448
                                                                        =================  ================




                                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                            June 30,        December 31,
 LIABILITIES:                                                                 2004              2003
                                                                        -----------------  ----------------
 Deposits
       Non-interest bearing                                                 $ 38,065,986      $ 37,523,263
       Interest bearing                                                      191,819,681       195,410,519
                                                                        -----------------  ----------------
              Total deposits                                                 229,885,667       232,933,782

 Federal Home Loan Bank advances                                              92,543,403        87,575,761
 Federal funds purchased                                                       7,075,000         4,550,000
 Securities sold under repurchase agreements                                  10,068,278         9,935,300
 Accrued interest payable                                                        789,270           830,498
 Advances from borrowers for taxes and insurance                                 252,986           367,375
 Accrued taxes and other liabilities                                           3,851,515         3,017,133
 Junior Subordinated Debentures                                                5,000,000         5,000,000
                                                                        -----------------  ----------------
              Total liabilities                                              349,466,119       344,209,849


 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
 Common stock - $2.50 par value per share;
       12,000,000 shares authorized; 2,127,587 and 2,113,087 issued and outstanding for June 30, 2004 and December 31, 2003,
       respectively                                                            5,318,968         5,318,968
 Additional paid-in capital                                                    7,225,408         7,225,408
 Retained earnings                                                            17,320,051        16,690,918
 Accumulated other comprehensive income                                         (130,311)        1,218,680
                                                                        -----------------  ----------------
                                                                              29,734,116        30,453,974
 Cost of 14,500 shares of common stock held by the company                      (257,375)         (257,375)
                                                                        -----------------  ----------------
              Total stockholders' equity                                      29,476,741        30,196,599
                                                                        -----------------  ----------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 378,942,860     $ 374,406,448
                                                                        =================  ================





              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                               Three Months Ended                    Six Months Ended
                                                                    June 30,                             June 30,
                                                         -------------------------------     --------------------------------
                                                             2004             2003               2004              2003
                                                         --------------   --------------     --------------   ---------------
 INTEREST INCOME:
 Interest and fees on loans                                $ 3,547,382      $ 3,720,863        $ 6,953,869       $ 7,325,164
 Interest on investment securities:
   Taxable interest income                                   1,000,887          887,374          2,020,572         1,785,355
   Exempt from federal taxes                                   406,810          391,804            814,214           783,508
 Interest on federal funds sold                                    589              560              1,924            10,034
                                                         --------------   --------------     --------------   ---------------
 Total interest income                                       4,955,668        5,000,601          9,790,579         9,904,061
                                                         --------------   --------------     --------------   ---------------

 INTEREST EXPENSE:
 Interest on deposits                                          796,051        1,031,819          1,654,542         2,097,688
 Interest on other borrowed funds                              715,018          598,019          1,405,265         1,093,203
 Interest on securities sold under repurchase agreements        30,470            8,857             59,321            20,448
                                                         --------------   --------------     --------------   ---------------
 Total interest expense                                      1,541,539        1,638,695          3,119,128         3,211,339
                                                         --------------   --------------     --------------   ---------------


 NET INTEREST INCOME                                         3,414,129        3,361,906          6,671,451         6,692,722
 Provision for loan losses                                     120,000          135,000            240,000           270,000
                                                         --------------   --------------     --------------   ---------------
 NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                             3,294,129        3,226,906          6,431,451         6,422,722
                                                         --------------   --------------     --------------   ---------------

 OTHER INCOME:
 Service charges on deposit accounts                           328,748          329,988            642,601           648,655
 Income from fiduciary activities                               12,016            8,698             24,463            23,103
 Insurance premiums and commissions                               (344)            (239)              (588)             (178)
 Gain/(loss) on sale of ORE                                    (30,688)         (11,953)           (50,505)           (5,953)
 Gain/(loss) on sale of mortgage loans                         103,740          181,670            192,769           324,195
 Gain/(loss) on sale of premises & equipment                   173,445                -            173,445                 -
 Gain/(loss) on sale of other assets                            (7,106)           1,354             (8,106)              (71)
 Other                                                         184,256          185,613            361,021           366,779
                                                         --------------   --------------     --------------   ---------------
 Total other income                                            764,067          695,131          1,335,100         1,356,530
                                                         --------------   --------------     --------------   ---------------


 OTHER EXPENSES:
 Salaries                                                    1,790,375        1,410,796          3,292,165         2,815,535
 Employee benefits                                             227,640          229,045            487,134           434,372
 Director fees                                                  46,210           43,852             93,870            86,987
 Net occupancy expense                                         230,325          193,055            446,302           388,562
 Equipment expenses                                            220,352          249,609            465,834           481,050
 FDIC assessment                                                 8,731            9,167             17,543            17,852
 Stationery and supplies                                        61,720           74,252            122,467           145,753
 Other real estate expense                                       7,655           16,147             27,911            23,705
 Amortization of deposit premium                                26,904           26,904             53,808            53,808
 Other                                                         571,177          622,589          1,129,739         1,200,152
                                                         --------------   --------------     --------------   ---------------
 Total other expenses                                        3,191,089        2,875,416          6,136,773         5,647,776
                                                         --------------   --------------     --------------   ---------------

 INCOME BEFORE INCOME TAX EXPENSE                              867,107        1,046,621          1,629,778         2,131,476
 Income tax expense                                            185,846          379,612            324,457           677,653
                                                         --------------   --------------     --------------   ---------------
 NET INCOME                                                $   681,261      $   667,009        $ 1,305,321       $ 1,453,823
                                                         ==============   ==============     ==============   ===============

 EARNINGS PER SHARE DATA:

  Basic earnings per share                                      $ 0.32           $ 0.32             $ 0.62            $ 0.69
                                                         ==============   ==============     ==============   ===============
  Basic weighted shares outstanding                          2,113,087        2,113,087          2,113,087         2,113,087
                                                         ==============   ==============     ==============   ===============


  Diluted earnings per share                                    $ 0.32           $ 0.31             $ 0.62            $ 0.69
                                                         ==============   ==============     ==============   ===============
  Diluted weighted shares outstanding                        2,118,162        2,117,686          2,118,371         2,114,654
                                                         ==============   ==============     ==============   ===============






                                          BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                             FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003




                                                                                               Accumulated
                                                  Common Stock        Additional                 Other                   Total
                                              ----------------------    Paid-in     Retained   Comprehensive Treasury  Stockholders'
                                                Shares      Amount      Capital     Earnings      Income      Stock       Equity
                                              ----------  ----------  ----------  ------------ ------------ ---------- -------------

 Balance at December 31, 2002                 2,113,087   $5,318,968  $7,225,408  $ 15,304,539 $ 1,737,934  $(257,375)  $29,329,474

 Comprehensive Income:
     Net income                                       -            -           -     1,453,823           -                1,453,823

     Other comprehensive
        income (net of tax):
     Net change in unrealized gain/(loss)
        on securities available for sale, net
        of taxes for $128,857                                                                     (216,103)                (216,103)
 Other Comprehensive gains from
        derivates, net of reclassification
        adjustment of $28,608                                                                       48,089                   48,089

 Cash Dividend declared
        $.32 per share                                                                (676,188)                            (676,188)
                                              ----------  ----------  ----------  ------------ ------------ ---------- -------------
 Balance at June 30, 2003                     2,113,087   $5,318,968  $7,225,408  $ 16,082,174 $ 1,569,920  $(257,375)  $29,939,095
                                              ==========  ==========  ==========  ============ ============ ========== =============




 Balance at December 31, 2003                 2,113,087   $5,318,968  $7,225,408  $ 16,690,918 $ 1,218,680  $(257,375)  $30,196,599
 Comprehensive Income:
     Net income                                       -            -           -     1,305,321           -                1,305,321

     Other comprehensive
        income (net of tax):
     Net change in unrealized gain/(loss)
        on securities available for sale, net
        of taxes of $739,079                                                                    (1,264,307)              (1,264,307)
 Other Comprehensive gains from
        derivates, net of reclassification
        adjustment of $50,379                                                                      (84,684)                 (84,684)

 Cash Dividend declared
        $.32 per share                                                                (676,188)                            (676,188)
                                              ----------  ----------  ----------  ------------ ------------ ---------- -------------
 Balance at June 30, 2004                     2,113,087   $5,318,968  $7,225,408  $ 17,320,051 $  (130,311) $(257,375)  $29,476,741
                                              ==========  ==========  ==========  ============ ============ ========== =============







              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             PERIODS ENDED JUNE 30,

                                                                                             2004                    2003
                                                                                    ---------------------   ---------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                                $ 1,305,321             $ 1,453,823
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
            Deferred income taxes                                                              104,319                 418,536
            Provision for loan losses                                                          240,000                 270,000
            Provision for depreciation                                                         347,493                 767,782
            Stock dividends received                                                           (33,800)                (36,900)
            (Gain)/loss on sale of other real estate                                            50,505                   5,953
            (Gain)/loss on sale of other repossessed assets                                      8,106                      71
            (Gain)/loss on sale of mortgage loans                                             (192,769)               (324,195)
            (Gain)/loss on sale of premises and equipment                                     (173,445)                      -
            Amortization/(accretion) of investment security
            premiums (discounts), net                                                          357,721                 228,581
            Amortization of valuation adjustment on acquired loans                                   -                       -
            Amortization of deposit premium                                                     53,808                  53,808
            Writedown of other real estate                                                      11,000                       -
            (Increase)/decrease in accrued interest receivable                                 (26,078)                (57,545)
            (Increase)/decrease in cash surrender value                                        (23,686)                 12,295
            (Increase)/decrease in other assets                                               (811,498)                 79,651
            (Increase)/decrease in accrued interest payable                                    (41,229)                (12,080)
            (Increase)/decrease in accrued taxes and other liabilities                       1,497,580                (332,378)
                                                                                    -------------------     -------------------
            Net cash provided (used) by operating activities                                 2,673,348               2,527,403
                                                                                    -------------------     -------------------

 CASH FLOWS FROM INVESTING ACTIVITIES
            (Increase)/decrease in federal funds sold                                           28,762               3,560,000
            Proceeds from sales, maturities and paydowns
            of investment securities                                                        14,562,424              15,656,958
            Purchase of FHLB stock                                                             (98,700)               (483,700)
            Purchases of investment securities                                              (9,900,270)            (36,265,922)
            (Increase)/decrease in loans                                                   (11,013,162)            (20,733,858)
            Proceeds from sale and transfers of other real estate                              747,554                 554,394
            Proceeds from sale and transfers of other repossessed assets                        29,000                  44,157
            Proceeds from sale of premises and equipment                                       771,918                       -
            Purchase of premises and equipment                                                (944,914)               (853,037)
                                                                                    -------------------     -------------------
            Net cash provided (used) by financing activities                                (5,817,388)            (38,521,008)
                                                                                    -------------------     -------------------



 CASH FLOWS FROM FINANCING ACTIVITIES
            Increase /(decrease) in customer deposits                                       (8,512,115)              4,180,185
            Increase /(decrease) in brokered deposits                                        5,464,000                       -
            Increase /(decrease) in securities sold under
            repurchase agreements                                                              132,978                 198,210
            Increase /(decrease) in federal funds purchased                                  2,525,000                       -
            Increase /(decrease) in FHLB advances                                            4,967,641              24,449,661
            Increase /(decrease) in advances from borrowers
            for taxes and insurance                                                           (114,389)               (111,616)
            Increase /(decrease) in Trust Preferred Securities                                       -               5,000,000
            Cash dividends paid                                                               (676,188)               (676,188)
                                                                                    -------------------     -------------------
            Net cash provided (used) by financing activities                                 3,786,927              33,040,252
                                                                                    -------------------     -------------------


 NET INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS                                            642,887              (2,953,353)
                                                                                    -------------------     -------------------
 CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                              8,359,755              11,476,874
                                                                                    -------------------     -------------------
 CASH AND DUE FROM BANKS AT END OF PERIOD                                                  $ 9,002,642             $ 8,523,521
                                                                                    ===================     ===================






 SCHEDULE OF NONCASH INVESTING AND                                                         2004                    2003
                                                                                    -------------------     -------------------
 FINANCING ACTIVITIES:

            Cash paid during the year for interest                                         $ 3,160,356             $ 3,164,083
                                                                                    ===================     ===================

            Cash paid during the year for income taxes                                       $ 321,214               $ 567,648
                                                                                    ===================     ===================

            Transfers from loans foreclosed to other real estate                              $ 71,019               $ 569,300
                                                                                    ===================     ===================
            Total change in unrealized gains/(losses)
             on securities available for sale                                             $ (1,981,445)             $ (344,960)
                                                                                    ===================     ===================
            Total change in deferred income taxes on
             securities available for sale                                                  $ (739,079)             $ (128,857)
                                                                                    ===================     ===================

            Total change in unrealized gains/(losses) on derivatives                        $ (135,063)               $ 76,697
                                                                                    ===================     ===================

            Total change in deferred income taxes on derivatives                             $ (50,379)               $ 28,608
                                                                                    ===================     ===================



              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2004 AND DECEMBER 31, 2003




Note A.  Basis of Presentation

         The consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 2003, has been derived from the audited financial statements of the Company for the year then ended. The accompanying consolidated financial statements as of June 30, 2004, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position and operating results of the periods presented. Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

Note B.  Interest Rate Risk Management

         On May 9, 2002, the Bank entered into an off-balance sheet interest rate swap agreement to convert existing prime based loans to a fixed rate. Under the terms of the agreement, the Bank receives a fixed rate of 7.635% and is obligated to pay a floating rate based on USD-Prime-H.15, calculated on a contractual notional amount of $5,000,000. The original term is for five years, expiring May 10, 2007. The fair value of this derivative, designated as a cash flow hedge, and considered highly effective was $180,868 at June 30, 2004, and is reflected in other assets.

Note C.  Loans Held-for-Sale

         Loans held-for-sale are primarily thirty year and fifteen year fixed rate, one to four family real estate loans which are valued at the lower of cost or market, as determined by outstanding commitments from investors or current investor yield requirements, calculated on an individual basis. Unrealized losses on loans held-for-sale are charged against income in the period of decline. Such declines are recorded in a valuation allowance account and deducted from the cost basis of the loans. At June 30, 2004, no charge was recorded. Gains on loans are recognized when realized.

Note D.  Junior Subordinated Debentures

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

  Note E.  Loan Commitments

         In the ordinary course of business, the Company enters into commitments to extend credit to its customers. Letters of credit included in the financial statements at June 30, 2004 and December 31, 2003, were $2.4 million and $1.4 million, respectively. As of June 30, 2004, the Company had entered into other commercial and residential loan commitments with certain customers that had an aggregate unused balance of $39.6 million, compared to $39.3 million at December 31, 2003. Because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire, the balances on such commitments should not be used to project actual future liquidity requirements. However, the Company does incorporate expectations about the level of draws under all credit-related commitments into its funds management process.

  Note F.  Earnings per Share

         Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share assumes exercise of all potential common stock, including options granted, unless the effect is anti-dilutive. The following is information about the computation of earnings per share for the three and six months ended June 30, 2004.





For the three months ended June 30, 2004
                                                               Net Income       Shares         Amount
                                                              -----------      --------       --------
Basic income per share
   Income available to common shareholders                    $   681,261      2,113,087       $.32

Effect of diluted securities                                                       5,075
                                                              ----------------------------------------
Dilutive income per share
   Income available to common shareholders
       Plus assumed conversion                                $   681,261      2,118,162       $.32




For the six months ended June 30, 2004
                                                               Net Income       Shares         Amount
                                                               ----------      ---------      --------

Basic income per share
   Income available to common shareholders                    $ 1,305,319      2,113,087       $.62

Effect of diluted securities                                                       5,284
                                                              ----------------------------------------
Dilutive income per share
   Income available to common shareholders
       Plus assumed conversion                                $ 1,305,319      2,118,371       $.62



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

             This discussion is intended to present a review of the major factors affecting the financial condition and results of operations of the Company and expand on material changes since December 31, 2003.

SUMMARY

             The Company had net income of $1.3 million ($0.62 basic and diluted earnings per share) for the period ended June 30, 2004, compared to net income of $1.5 million ($0.69 basic and diluted earnings per share) for the same period in 2003.

             Total assets increased $4.5 million from $374.4 million at December 31, 2003 to $378.9 million at June 30, 2004. Since year-end, cash and due from banks increased $643 thousand to $9.0 million, available-for-sale investment securities decreased $5.2 million to $88.5 million while the held-to-maturity portfolio fell $1.8 million. Net loans, excluding loans held for sale, increased $11.9 million to $216.4 million. Other real estate owned decreased $738 thousand. Deposits decreased $3.0 million to $229.9 million while borrowings increased $7.6 million. Total stockholders' equity decreased $.6 million to $29.5 million due to dividend payments of $676 thousand, reductions of $1.4 million from unrealized losses in available-for-sale investment portfolio, offset by earnings of $1.3 million.

             Financial Condition

             Assets

             The Company's total assets increased $4.5 million from $374.4 million at December 31, 2003, to $378.9 million at June 30, 2004. The Company anticipated slower growth in total assets this year as cash flows from investment securities were used to replace higher yielding loans rather than being invested back into the securities portfolio. The shift from securities to loans was also an effort to slow the compression in the bank's net interest margin while at the same time providing available liquidity to fund expected loan growth. Loan portfolio growth was funded by an increase in borrowed funds and the proceeds from security cash flows.


             Investment Securities

             The Company's investment portfolio at June 30, 2004, consists of mortgage-backed, municipal, and corporate securities. Investment securities that are deemed to be held-to-maturity are accounted for by the amortized cost method while securities in the available-for-sale categories are accounted for at fair value.

             Management determines the classification of its securities at acquisition. Total held-to-maturity and available-for-sale investment securities decreased 5% to $129.0 million from December 31, 2003, to June 30, 2004. Equity securities increased $133 thousand due primarily to the purchase of Federal Home Loan Bank stock. Equity securities are comprised primarily of Federal Reserve Bank stock of $522 thousand, Federal Home Loan Bank stock of $4.6 million and ECD Investments, LLC membership interests of $100 thousand.


             The amortized cost of the Bank's investment securities at June 30, 2004 and December 31, 2003, are summarized in Table 1.





             TABLE 1: COMPOSITION OF INVESTMENT PORTFOLIO

                                                              Amortized Cost
                                                 -----------------------------------------
                                                     06/30/04                 12/31/03
                                                 -----------------------------------------
    Obligations of other U.S. Government
       Agencies and Corporations                  $  91,595,874             $  95,608,328
    Obligations of state and
       Political Subdivisions                        34,841,843                34,834,072
    Corporate Securities                              3,018,613                 4,033,806
                                                  --------------            --------------
                                                  $ 129,456,330             $ 134,476,206
                                                  ==============            ==============

             Loans

             Loan demand in the Company's market areas began to strengthen throughout the first six months of 2004, as was expected. Loans grew 5% or $11 million to $218.5 million at June 30, 2004, from $207.6 million at December 31, 2003. Home equity loans increased as a result of the success of loan specials; non residential commercial real estate loans also increased. The loan to total assets ratio increased to 57.7% at June 30, 2004, compared to 55.5% at December 31, 2003. At June 30, 2004, the loan to deposit ratio was 95.0% compared to 89.1% at year-end. Fixed rate conforming mortgage assets with maturities greater than 12 years are sold in the secondary market at the time of origination.

             Management anticipates continued loan growth through the remainder of this year primarily from the Baton Rouge, Louisiana, and Vicksburg, Mississippi, markets. Table 2 presents the Bank's loan portfolio composition at June 30, 2004, and December 31, 2003.

             TABLE 2: COMPOSITION OF LOAN PORTFOLIO

                                                   06/30/04          12/31/03
                                               --------------     --------------

Commercial, financial & agricultural           $   33,108,000     $   31,853,000
Real estate-construction                           15,999,000         14,690,000
Real estate-residential                            95,348,000         91,031,000
Real estate-other                                  62,265,000         57,826,000
Installment                                        13,771,000         14,195,000
Other                                                 242,000            102,000
                                                -------------     --------------
       Total loans                              $ 220,733,000     $  209,697,000
                                                =============     ==============

             Bank Premises

             The Company closed its Shields Lane branch in Natchez, Mississippi, during the second quarter of 2004. Operations of the branch, including the mortgage center, have moved into the newly renovated, 11,000 square foot Tracetown branch. The Company has also received approval from the Office of the Comptroller of the Currency to close the Florida Blvd and Perkins Road branches in the Baton Rouge, Louisiana, market and will operate from the larger and more updated branch on Bluebonnet Blvd. The Florida Blvd. branch, which is the only branch site that the bank owns in Baton Rouge, will be moved to other real estate and held for sale. Management is reviewing possible sites for a new branch in Baton Rouge, Louisiana. The consolidation of the bank's premises is an effort to strengthen operations and allow the bank to be more competitive in all markets.

             Asset Quality

             Nonperforming  assets,  including  non-accrual  loans,  other  real estate and loans 90 days or more delinquent decreased $831 thousand to $2.4 million at June 30, 2004, from $3.3 million at year-end. The bank's nonperforming loan ratio decreased to .65% at June 30, 2004, from .74% at December 31, 2003. A breakdown of nonperforming assets at June 30, 2004, and December 31, 2003, is shown in Table 3.

             TABLE 3: BREAKDOWN OF NONPERFORMING ASSETS

                                                         06/30/04     12/31/03
                                                        ---------     ---------
                                                         (dollars in thousands)
    Non-accrual loans by type
      Real estate                                       $     871     $     585
      Installment                                              30            20
      Commercial and all other loans                           90           580
                                                        ---------     ---------
          Total non-accrual loans                             992         1,184
    Loans past due 90 days or more                            437           337
                                                        ---------     ---------
          Total nonperforming loans                         1,429         1,522
    Other real estate owned (net)                           1,003         1,741
                                                        ---------     ---------
          Total nonperforming assets                    $   2,432     $   3,263
                                                        =========     =========
    Nonperforming loans as a percent
      of loans, net of unearned interest
      and loans held for sale                                .65%          .74%
                                                        =========     =========

             Allowance for Possible Loan Losses

             The allowance for loan losses is established as losses are estimated through a provision for loan losses charged against operations and is maintained at a level that management considers adequate to absorb losses in the loan portfolio. The allowance is subject to change as management reevaluates the adequacy of the allowance. Management's judgment in determining the adequacy of the allowance is inherently subjective and is based on the evaluation of individual loans, the known and inherent risk characteristics and size of the loan portfolios, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience, review of regulatory authority examination reports and evaluations of specific loans and other relevant factors. Each loan is assigned a risk rating between one and nine with a rating of "one" being the least risk and a rating of "nine" reflecting the most risk or a complete loss. Risk ratings are assigned by the originating loan officer or loan committee at the initiation of the transactions and are reviewed and changed, when necessary, during the life of the loan.

             The  allowance  consists  of  specific,   general  and  unallocated
components. The specific component relates to loans that are considered impaired. Loan loss reserve factors are multiplied against the balances in each risk rating category to arrive at the appropriate level for the allowance for loan losses. Loans assigned a risk rating of "five" or above are monitored more closely by the Chief Lending Officer and loan review personnel. The general component of the allowance for loan losses groups loans with similar characteristics and allocates a percentage based upon historical losses and the inherent risks within each category The unallocated portion of the allowance reflects management's estimate of probable but undetected losses inherent in the portfolio; such estimates are influenced by uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. The methodology for determining the adequacy of the allowance for loan losses is consistently applied; however, revisions may be made to the methodology and assumptions based on historical information related to charge-off and recovery experience and management's evaluation of the current loan portfolio.

             Based upon this evaluation, management believes the allowance for loan losses of $2.2 million at June 30, 2004, which represents 1.02% of gross loans held to maturity, is adequate, under prevailing economic conditions, to absorb losses on existing loans. At December 31, 2003, the allowance for loan losses was $2.1 million or 1.00% of gross loans held to maturity.


             Provision for Possible Loan Losses

             The provision for possible loan losses is a charge to earnings to maintain the allowance for possible loan losses at a level consistent with management's assessment of the loan portfolio in light of current and expected economic conditions. The Company's regular review of the allowance is an effort to maintain it at an adequate level and provide necessary data to maintain a proper provision expense to earnings. Based upon this evaluation, management believes the provision for possible loan losses of $40 thousand per month at June 30, 2004, is adequate to provide coverage for possible loan losses that may be inherent in the portfolio.

             Table 4 details allowance activity for the six months ended June 30, 2004 and June 30, 2003:

             TABLE 4: ACTIVITY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                     06/30/04         06/30/03
                                                   -----------       -----------
                                                      (dollars in thousands)
    Balance at beginning of year                   $    2,070        $    2,129
     Charge-offs:
      Real Estate                                          (0)             (179)
      Commercial                                          (70)               (3)
      Installment and other                               (32)              (13)
     Recoveries:
      Real Estate                                           1                 0
      Commercial                                            1                56
      Installment and other                                16                11
                                                   ----------        -----------
     Net (charge-offs)/recoveries                         (84)             (128)
      Provision charged to operations                     240               270
                                                   ----------        -----------
    Balance at end of period                       $    2,226        $    2,271
                                                   ==========        ===========
    Allowance for loan losses as a percent
     of loans, net of unearned interest
     and loans held for sale                            1.02%             1.17%
                                                   ==========        ===========
    Net charge-offs as a percent of
     average loans                                       .04%              .07%
                                                   ==========        ===========

             Potential Problem Loans

             At June 30, 2004, the Company had no loans, other than those balances incorporated in tables 3 and 4 above above that management had significant doubts as to the ability of the borrower to comply with current repayment terms.

             Deposits

             Total deposits decreased $3.0 million from $232.9 million at December 31, 2003 to $229.9 million at June 30, 2004. Customer deposits fell $8.5 million but that decrease was partially offset by an increase of $5.6 million in short-term brokered deposits. Contributing to the decrease in customer deposits was an $11 million drop in deposits of public funds The Company's markets are very competitive providing some volatility in deposits associated with public entities. These deposits are part of the total non-core wholesale funding used by the bank to fund loans and investments. Additionally, the decline in total deposits is the result of decreases in other non-core funding. Core funding was estimated to increase 7% during the first six months of 2004.

             TABLE 5: COMPOSITION OF DEPOSITS

                                                  06/30/04           12/31/03
                                             ---------------     ---------------
Non-Interest Bearing                          $   38,065,986     $   37,523,263
NOW Accounts                                      32,183,781         35,062,025
Money Market Deposit Accounts                     26,970,259         27,096,521
Savings Accounts                                  17,018,019         16,788,328
Certificates of Deposit                          115,647,622        116,463,645
                                              --------------     ---------------
       Total Deposits                         $  229,885,667     $  232,933,782
                                              ==============     ===============

             Borrowings

             Total bank borrowings including Federal Home Loan Bank Advances and Federal Funds purchased increased $7.6 million from $102.1 million at December 31, 2003 to $109.7 million at June 30, 2004. The additional borrowed funds along with cash flows from the investment portfolio were used to fund the bank's $11.0 million increase in loans.


             Capital

             Stockholders' equity totaled $29.5 million at June 30, 2004, compared to $30.2 million at December 31, 2003. The decrease is primarily the result of net income, dividends paid and the change in comprehensive income/
(loss) over the first six months totaling $1.3 million, ($677) thousand and ($1.4) million, respectively. Comprehensive income is the result of unrealized gains or losses in available-for-sale securities and the recognition of the fair value of certain derivative instruments. The ratio of shareholders' equity to assets decreased to 7.8% at June 30, 2004, compared to 8.1% at December 31, 2003.

             The Company maintained a total capital to risk weighted assets ratio of 14.92%, a Tier 1 capital to risk weighted assets ratio of 13.99% and a leverage ratio of 8.95% at June 30, 2004. These levels substantially exceed the minimum requirements of the regulatory agencies for well-capitalized institutions of 10.00%, 6.00% and 5.00% respectively.


             Off-Balance Sheet Arrangements

             There have been no significant changes in the Company's off-balance sheet arrangements during the six months ended June 30, 2004. See Note B to the Company's consolidated financial statements for a description of the Company's off-balance sheet arrangements.


             Results of Operations

             Net Income

             Net income for the three months ended June 30, 2004, increased to $681 thousand or $0.32 per diluted share compared to $667 thousand or $0.31 per diluted share for the same period in 2003. Returns on average assets and average equity were .72% and 9.02%, for the first six months of 2004, compared to .78% and 8.83% in the same period in 2003. Net income remained relatively equal for both periods with two major items offsetting each other. Additional after-tax expenses of approximately $180 thousand related to deferred compensation due to the retirement and resignation of three employees were offset by the sale and consolidation of the bank's Shield Lane Branch.

             For the six months ended June 30, 2004, net income and diluted earnings per share were $1.3 million and $0.62 per share compared to $1.5 thousand and $0.69 per share for the same period in 2003. The decrease is primarily due to the slowdown in mortgage originations causing revenues to fall during 2004 compared to last year.


             Net Interest Income and Net Interest Margin

             One of the largest components of the Company's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin (NIM) is net interest income expressed as a percentage of average earning assets.

             Net interest income increased $52 thousand to $3.4 million for the three months ended June 30, 2004. Additional net interest income of $190 thousand was provided by higher volumes as increases in interest income outpaced increases in interest expense. However, this amount was offset by $138 thousand due to the lower interest rate environment as greater compression was experienced between asset yields and liability costs. Additional volumes and compression from lower interest rates also contributed to a narrowing of net interest margin from 4.18% for the quarter ended June 30, 2003, compared to 3.88% at June 30, 2004.

             For the six months ended June 30, 2004, net interest income decreased $21 thousand to $6.7 million compared to the same period in 2003 due primarily to a $485 thousand loss in net interest income from lower interest rates, which was partially offset by a $464 thousand gain from the 12.1% increase in the volume of average earning assets. Net interest margin decreased from 4.27% to 3.80%.

             Non-Interest Income

             Non-interest income includes service charges on deposit accounts, income from fiduciary activities, gains from the sale of mortgage loans and other revenue not derived from interest on earning assets. Non-interest income for the three months ended June 30, 2004, increased $69 thousand over the same period in 2003. The increase was primarily the result of a gain of $173 thousand realized on the sale of the bank's Shield Lane Branch, which was partially offset by a decrease of $78 thousand in revenues from sales of mortgage loans. Income was received on $34 million in sales of mortgage loans during the second quarter of 2003 compared to $12 million in 2004. Lower originations were the result of the interest rate turnaround as rates began to move higher in 2004.

             For the six months ended June 30, 2004, non interest income was unchanged at $1.3 million compared to the same period in 2003.


             Non-Interest Expense

             Non-interest expense includes salaries and benefits, occupancy, equipment and other operating expenses. Non-interest expenses for the three months ended June 30, 2004, were $3.2 million compared to $2.9 million for the three months ended June 30, 2003, an increase of $316 thousand or 11%. The major factor contributing to the increase was a $286 thousand pre-tax expense to salaries for deferred compensation due to the retirement and/or resignation of three senior employees.

             Non-interest expense for the six months ended June 30, 2004, increased $489 thousand to $6.1 million compared to $5.6 million during the same period in 2003. This increase was due to the above explanation concerning deferred compensation along with modest increases in salaries and benefits and increases in occupancy expenses, primarily in the Baton Rouge, Louisiana, market.


             Income Taxes

             The Company recorded income tax expense of $186 thousand for the three months ended June 30, 2004, compared to $380 thousand for the same period in 2003. Income tax for the six months ended June 30, 2004 was $324 thousand compared to $678 thousand during the same period in 2003. The lower percentage in 2004 reflects a revised estimate of recording tax expense.

             Liquidity

             The Company utilizes a funds management process to assist management in maintaining net interest income during times of rising or falling interest rates and in maintaining sufficient liquidity. Principal sources of liquidity for the Company are asset cash flows, customer deposits and the ability to borrow against investment securities and loans. Secondary sources of liquidity include the sale of investment and loan assets. All components of liquidity are reviewed and analyzed on a monthly basis.

             The Company has established a liquidity contingency plan to guide the bank in the event of a liquidity crisis. The plan describes the normal operating environment, prioritizes funding options and outlines management responsibilities and board notification procedures.

             The Company's cash and cash equivalents increased $643 thousand to $9.0 million at June 30, 2004, from $8.4 million at December 31, 2003. Cash provided by operating and financing activities during the second quarter of this year was $2.7 million and $3.8 million, respectively, while investing activities used $5.8 million. Investing activities include a net increase in loans of $11.0 million along with the purchase of $9.9 million of investment securities offset by pay downs of $14.6 million.

             The Company has unsecured federal funds lines with correspondent banks and maintains the ability to draw on its line of credit with the Federal Home Loan Bank in the amounts of approximately $35 and $13 million, respectively. Management believes it maintains adequate liquidity for the Company's current needs.



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

             (a) Our Annual Meeting was held on April 27, 2004;

             (c) The only matter voted upon at our Annual Meeting was the election of three Class II directors to serve three year terms expiring in 2007. The following directors were elected as Class II directors at the Annual Meeting by the votes indicated:

                                      For        Against    Abstain      Total
                                   ---------     -------    -------    ---------
     W. W. Allen, Jr.              1,535,484      5,297        0       1,540,781
     Craig A. Bradford, D.M.D.     1,538,196      2,585        0       1,540,781
     Vinod K. Thukral, Ph.D.       1,530,332     10,449        0       1,540,781


Item 6.  Exhibits and Reports on Form 8-K

             (a) Exhibits


                                  EXHIBIT INDEX


Ex
No.                           Description of Exhibit

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

31.2 Certifications  of the Chief  Financial  Officer,  as required  pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certifications  of the Chief  Executive  Officer,  as required  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certifications  of the Chief  Financial  Officer,  as required  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002


* As indicated in the column entitled "Description of Exhibits" this exhibit is incorporated by reference to another filing or document



             (b) Reports on Form 8-K

     On April 23, 2004, the Company filed a current report on Form 8-K, reporting 1st quarter 2004 earnings.

     On May 19, 2004, the Company filed a current report on Form 8-K, declaring a semi-annual dividend of $0.32 per share.

     On June 16, 2004, the Company filed a current report on Form 8-K, announcing the resignation of Bazile R. Lanneau, Jr. from the Company as Vice President and Chief Financial Officer and Britton & Koontz Bank, N.A. as Executive Vice-President and Chief Financial Officer,

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.









                                            BRITTON & KOONTZ CAPITAL CORPORATION




Date:     August 6, 2004                    /s/ W. Page Ogden
                                            ____________________________________
                                            W. Page Ogden
                                            Chairman and Chief Executive Officer




Date:     August 6, 2004                    /s/ William M. Salters
                                            ____________________________________
                                            William M. Salters
                                            Chief Financial Officer

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

         4. The Small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Small business issuer and have:

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





Date: August 6, 2004                             /s/ W. Page Ogden
                                                 ______________________________
                                                 W. Page Ogden
                                                 Chief Executive Officer

                                  EXHIBIT 31.2

             SECTION 302 - CERTIFICATION OF CHIEF FINANCIAL OFFICER

                                                                    EXHIBIT 31.2



                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


         I, William M. Salters, certify that:


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

         4. The Small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Small business issuer and have:

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






Date: August 6, 2004                        /s/ William M. Salters
                                            _______________________________
                                            William M. Salters
                                            Chief Financial Officer

                                  EXHIBIT 32.1

             SECTION 906 - CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                                                                    EXHIBIT 32.1



                    Certification of Chief Executive Officer
                         Pursuant to 18 U.S.C. ss. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


         In connection with the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, of Britton & Koontz Capital Corporation (the "Company"), as filed with the Securities Exchange Commission on the date hereof (the "Quarterly Report"), I, W. Page Ogden, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1) the Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






Date: August 6, 2004                        /s/ W. Page Ogden
                                            ________________________________
                                            W. Page Ogden
                                            Chief Executive Officer

                                  EXHIBIT 32.2

             SECTION 906 - CERTIFICATION OF CHIEF FINANCIAL OFFICER

                                                                    EXHIBIT 32.2



                    Certification of Chief Financial Officer
                         Pursuant to 18 U.S.C. ss. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


         In connection with the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, of Britton & Koontz Capital Corporation (the "Company"), as filed with the Securities Exchange Commission on the date hereof (the "Quarterly Report"), I, William M. Salters, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1) the Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






Date: August 6, 2004                        /s/ William M. Salters
                                            _________________________________
                                            William M. Salters
                                            Chief Financial Officer