Form 10QSB
period 2004-09-30
BRITTON & KOONTZ CAPITAL CORP
filed 2004-11-12
CIK 707604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]   Quarterly  Report  Under  Section 13 or 15(d) of the  Securities  Exchange
       Act of 1934 For the Quarterly Period Ended September 30, 2004.

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

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

       2,116,316 Shares of Common Stock, Par Value $2.50, were outstanding as of November 1, 2004.



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


CERTIFICATIONS

PART I            FINANCIAL INFORMATION

         Item 1.  Financial Statements




                           BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                          FOR THE PERIODS ENDED




                                                A S S E T S


                                                                          September 30,     December 31,
 ASSETS:                                                                      2004              2003
                                                                        -----------------  ----------------
 Cash and due from banks:
       Non-interest bearing                                                  $ 7,724,170       $ 7,390,638
       Interest bearing                                                        1,212,131           969,117
                                                                        -----------------  ----------------
              Total cash and due from banks                                    8,936,301         8,359,755

 Federal funds sold                                                                    -            41,361
 Investment Securities:
       Held-to-maturity (market value, in 2004 and 2003,
           of $42,127,857 and $44,002,578, respectively)                      40,389,990        42,289,409
       Available-for-sale (amortized cost, in 2004 and 2003,
           of $89,427,344 and $92,186,797, respectively)                      90,823,349        93,663,436
       Equity securities                                                       5,367,800         5,181,800
 Loans, less unearned income of $2,404 in 2004 and
           $3,931 in 2003, and allowance for loan losses of
           $2,343,812 in 2004 and $2,070,162 in 2003                         218,391,957       204,521,159
 Loans held for sale                                                           1,394,850         3,102,006
 Bank premises and equipment, net                                              8,188,498         8,596,254
 Other real estate                                                             1,325,337         1,741,127
 Accrued interest receivable                                                   2,130,384         2,095,662
 Cash surrender value of life insurance                                          936,194           905,090
 Deposit Premium                                                               1,015,410         1,096,122
 Other assets                                                                  3,398,319         2,813,267
                                                                        -----------------  ----------------

 TOTAL ASSETS                                                              $ 382,298,389     $ 374,406,448
                                                                        =================  ================




                                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                          September 30,     December 31,
 LIABILITIES:                                                                 2004              2003
                                                                        -----------------  ----------------
 Deposits
       Non-interest bearing                                                 $ 36,892,897      $ 37,523,263
       Interest bearing                                                      187,524,619       195,410,519
                                                                        -----------------  ----------------
              Total deposits                                                 224,417,516       232,933,782

 Federal Home Loan Bank advances                                              95,755,352        87,575,761
 Federal funds purchased                                                       8,625,000         4,550,000
 Securities sold under repurchase agreements                                  11,080,516         9,935,300
 Accrued interest payable                                                        910,803           830,498
 Advances from borrowers for taxes and insurance                                 340,305           367,375
 Accrued taxes and other liabilities                                           4,797,607         3,017,133
 Trust Preferred Securities                                                    5,000,000         5,000,000
                                                                        -----------------  ----------------
              Total liabilities                                              350,927,099       344,209,849
                                                                        -----------------  ----------------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
 Common stock - $2.50 par value per share;
       12,000,000 shares authorized; 2,130,816 and 2,127,587 issued;
       2,116,316 and 2,113,087 outstanding for September 30, 2004
       and December 31, 2003, respectively                                     5,327,040         5,318,968
 Additional paid-in capital                                                    7,254,113         7,225,408
 Retained earnings                                                            18,038,985        16,690,918
 Accumulated other comprehensive income                                        1,008,527         1,218,680
                                                                        -----------------  ----------------
                                                                              31,628,665        30,453,974
 Cost of 14,500 shares of common stock held by the company                      (257,375)         (257,375)
                                                                        -----------------  ----------------
              Total stockholders' equity                                      31,371,290        30,196,599

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 382,298,389     $ 374,406,448
                                                                        =================  ================



              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                    Three Months Ended                   Nine Months Ended
                                                                      September 30,                        September 30,
                                                             --------------------------------    ---------------------------------

                                                                  2004             2003               2004              2003
                                                             ---------------   --------------    ---------------   ---------------

 INTEREST INCOME:
 Interest and fees on loans                                     $ 3,529,397      $ 3,669,958        $10,483,266       $10,995,123
 Interest on investment securities:
     Taxable interest income                                      1,045,754          728,396          3,066,327         2,513,751
     Exempt from federal taxes                                      408,467          392,374          1,222,681         1,175,882
 Interest on federal funds sold                                         167              311              2,091            10,345
                                                             ---------------   --------------    ---------------   ---------------

 Total interest income                                            4,983,785        4,791,039         14,774,365        14,695,101
                                                             ---------------   --------------    ---------------   ---------------


 INTEREST EXPENSE:
 Interest on deposits                                               828,398          968,181          2,482,942         3,065,869
 Interest on other borrowed funds                                   779,103          595,565          2,184,368         1,688,768
 Interest on securities sold under repurchase agreements             40,215           12,291             99,536            32,739
                                                             ---------------   --------------    ---------------   ---------------

 Total interest expense                                           1,647,716        1,576,037          4,766,846         4,787,376
                                                             ---------------   --------------    ---------------   ---------------


 NET INTEREST INCOME                                              3,336,069        3,215,002         10,007,519         9,907,725

 Provision for loan losses                                          120,000           60,000            360,000           330,000
                                                             ---------------   --------------    ---------------   ---------------


 NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                  3,216,069        3,155,002          9,647,519         9,577,725
                                                             ---------------   --------------    ---------------   ---------------


 OTHER INCOME:
 Service charges on deposit accounts                                359,169          358,389          1,001,770         1,007,044
 Income from fiduciary activities                                    10,142            9,408             34,604            32,510
 Insurance premiums and commissions                                     (51)            (461)              (639)             (639)
 Gain/(loss) on sale of ORE                                           7,536                -            (42,970)           (5,953)
 Gain/(loss) on sale of mortgage loans                               75,440          182,187            268,209           506,383
 Gain/(loss) on sale of premises & equipment                              -          (45,612)           173,445           (45,612)
 Gain/(loss) on sale of other assets                                  8,299                -                193               (71)
 Other                                                              166,571          230,815            527,592           597,595
                                                             ---------------   --------------    ---------------   ---------------

 Total other income                                                 627,106          734,726          1,962,204         2,091,257
                                                             ---------------   --------------    ---------------   ---------------


 OTHER EXPENSES:
 Salaries                                                         1,377,590        1,476,303          4,669,754         4,291,838
 Employee benefits                                                  241,353          348,638            728,486           783,010
 Director fees                                                       48,385           42,335            142,255           129,322
 Net occupancy expense                                              241,083          212,567            687,385           601,129
 Equipment expenses                                                 248,002          249,542            713,836           730,592
 FDIC assessment                                                      8,657            8,941             26,200            26,793
 Stationery and supplies                                             56,374           66,598            178,841           212,351
 Other real estate expense                                           13,057           24,626             40,968            48,331
 Amortization of deposit premium                                     26,904           26,904             80,712            80,712
 Other                                                              662,673          670,191          1,792,413         1,870,344
                                                             ---------------   --------------    ---------------   ---------------

 Total other expenses                                             2,924,078        3,126,645          9,060,850         8,774,422
                                                             ---------------   --------------    ---------------   ---------------


 INCOME BEFORE INCOME TAX EXPENSE                                   919,097          763,083          2,548,873         2,894,560

 Income tax expense                                                 200,162          176,289            524,619           853,942
                                                             ---------------   --------------    ---------------   ---------------


 NET INCOME                                                       $ 718,935        $ 586,794        $ 2,024,254       $ 2,040,618
                                                             ===============   ==============    ===============   ===============


 EARNINGS PER SHARE DATA:

 Basic earnings per share                                            $ 0.34           $ 0.28             $ 0.96            $ 0.97
                                                             ===============   ==============    ===============   ===============

 Basic weighted shares outstanding                                2,116,070        2,113,087          2,114,089         2,113,087
                                                             ===============   ==============    ===============   ===============


 Diluted earnings per share                                          $ 0.34           $ 0.28             $ 0.96            $ 0.96
                                                             ===============   ==============    ===============   ===============

 Diluted weighted shares outstanding                              2,119,959        2,116,673          2,117,806         2,115,390
                                                             ===============   ==============    ===============   ===============

 DIVIDENDS PER SHARE                                                    $ -              $ -             $ 0.32            $ 0.32
                                                             ===============   ==============    ===============   ===============






                                      BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003




                                                                                             Accumulated
                                                Common Stock        Additional                 Other                      Total
                                           -----------------------   Paid-in     Retained   Comprehensive  Treasury    Stockholders'
                                             Shares      Amount      Capital     Earnings     Income         Stock        Equity
                                           ----------- ----------- ----------- ------------ ------------- -----------  ------------

 Balance at December 31, 2002               2,113,087  $ 5,318,968 $ 7,225,408 $15,304,539  $ 1,737,934   $ (257,375)  $ 29,329,474

 Comprehensive Income:
     Net income                                                                  2,040,618                                2,040,618

     Other comprehensive income (net of tax):
     Net change in unrealized gain/(loss)
      on securities available for sale, net
      of taxes for $348,593                                                                    (585,790)                   (585,790)
     Other Comprehensive gains from
      derivates, net of reclassification
      adjustment of $4,282                                                                       (7,198)                     (7,198)

 Cash Dividend declared
      $.32 per share                                                              (676,188)                                (676,188)

                                           ----------- ----------- ----------- ------------ -----------   -----------  ------------
 Balance at September 30, 2003              2,113,087  $ 5,318,968 $ 7,225,408 $16,668,969  $ 1,144,946   $ (257,375)  $ 30,100,916
                                           =========== =========== =========== ============ ===========   ===========  ============


 Balance at December 31, 2003               2,113,087  $ 5,318,968 $ 7,225,408 $16,690,918  $ 1,218,680   $ (257,375)  $ 30,196,599

 Comprehensive Income:
     Net income                                                                  2,024,254                                2,024,254

     Other comprehensive income (net of tax):
     Net change in unrealized gain/(loss)
      on securities available for sale, net
      of taxes of $30,077                                                                      (145,297)                   (145,297)
 Other Comprehensive gains from
      derivates, net of reclassification
      adjustment of $38,584                                                                     (64,856)                    (64,856)

 Stock options exercised                        3,229        8,072      28,705                                               36,777

 Cash Dividend declared
      $.32 per share                                                              (676,187)                                (676,187)

                                           ----------- ----------- ----------- ------------ -----------   -----------  ------------
 Balance at September 30, 2004              2,116,316  $ 5,327,040 $ 7,254,113 $18,038,985  $ 1,008,527   $ (257,375)  $ 31,371,290
                                           =========== =========== =========== ============ ===========   ===========  ============




              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           PERIODS ENDED SEPTEMBER 30,

                                                                                           2004                    2003
                                                                                    -------------------     -------------------

 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                            $  2,024,254            $  2,040,618
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
            Deferred income taxes                                                            70,113                 315,894
            Provision for loan losses                                                       360,001                 330,000
            Provision for depreciation                                                      529,435                 532,153
            Stock dividends received                                                        (56,300)                (54,000)
            (Gain)/loss on sale of other real estate                                         42,970                   5,953
            (Gain)/loss on sale of other repossessed assets                                    (193)                     71
            (Gain)/loss on sale of mortgage loans                                          (268,209)               (506,383)
            (Gain)/loss on sale of premises and equipment                                  (173,445)                 45,612
            Amortization/(accretion) of investment security
            premiums (discounts), net                                                       478,226                 567,543
            Amortization of deposit premium                                                  80,712                  80,712
            Writedown of other real estate                                                   36,000                       -
            (Increase)/decrease in accrued interest receivable                              (34,722)                  7,846
            (Increase)/decrease in cash surrender value                                     (31,104)                  3,838
            (Increase)/decrease in other assets                                            (718,043)                149,904
            (Increase)/decrease in accrued interest payable                                  80,305                 (79,023)
            (Increase)/decrease in accrued taxes and other liabilities                    1,684,283                 236,291

                                                                                    -------------------     -------------------

            Net cash provided (used) by operating activities                              4,104,283               3,677,029
                                                                                    -------------------     -------------------


 CASH FLOWS FROM INVESTING ACTIVITIES
            (Increase)/decrease in federal funds sold                                        41,361               3,560,000
            Proceeds from sales, maturities and paydowns
            of investment securities                                                     21,086,149              28,530,952
            Purchase of FHLB stock                                                         (129,700)               (829,500)
            Purchases of investment securities                                          (16,905,504)            (58,921,597)
            (Increase)/decrease in loans                                                (12,956,714)            (20,953,391)
            Proceeds from sale and transfers of other real estate                         1,015,045                 731,394
            Proceeds from sale and transfers of other repossessed assets                     52,800                  42,931
            Proceeds from sale of premises and equipment                                    771,918                       -
            Purchase of premises and equipment                                             (720,152)             (1,218,113)

                                                                                    -------------------     -------------------

            Net cash provided (used) by investing activities                             (7,744,797)            (49,057,324)
                                                                                    -------------------     -------------------


 CASH FLOWS FROM FINANCING ACTIVITIES
            Increase /(decrease) in customer deposits                                   (13,781,266)              1,617,829
            Increase /(decrease) in brokered deposits                                     5,265,000                       -
            Increase /(decrease) in securities sold under
            repurchase agreements                                                         1,145,216               4,556,706
            Increase /(decrease) in federal funds purchased                               4,075,000               4,535,000
            Increase /(decrease) in FHLB advances                                         8,179,591              27,425,295
            Increase /(decrease) in advances from borrowers
            for taxes and insurance                                                         (27,070)                (16,392)
            Increase /(decrease) in Trust Preferred Securities                                    -               5,000,000
            Cash dividends paid                                                            (676,188)               (676,188)
            Common stock issued                                                              36,777                       -

                                                                                    -------------------     -------------------

            Net cash provided (used) by financing activities                              4,217,060              42,442,250
                                                                                    -------------------     -------------------


 NET INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS                                         576,546              (2,938,045)
                                                                                    -------------------     -------------------


 CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                           8,359,755              11,476,874
                                                                                    -------------------     -------------------


 CASH AND DUE FROM BANKS AT END OF PERIOD                                              $  8,936,301            $  8,538,830
                                                                                    ===================     ===================






 SCHEDULE OF NONCASH INVESTING AND                                                         2004                    2003
                                                                                    -------------------     -------------------

 FINANCING ACTIVITIES:

            Cash paid during the year for interest                                      $ 4,686,541             $ 4,754,646
                                                                                    ===================     ===================


            Cash paid during the year for income taxes                                  $   490,379             $   600,283
                                                                                    ===================     ===================


             Transfers from loans foreclosed to other real estate                       $   211,016             $    50,000
                                                                                    ===================     ===================


            Total change in unrealized gains/(losses)
             on securities available for sale                                           $   (80,634)            $  (934,566)
                                                                                    ===================     ===================


             Total change in deferred income taxes on
              securities available for sale                                             $   (30,077)            $  (348,593)
                                                                                    ===================     ===================


            Total change in unrealized gains/(losses) on derivatives                    $  (103,440)            $   (11,480)
                                                                                    ===================     ===================


             Total change in deferred income taxes on derivatives                       $   (38,584)            $    (4,282)
                                                                                    ===================     ===================





              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003



Note A.  Basis of Presentation

         The consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 2003, has been derived from the audited financial statements of the Company for the year then ended. The accompanying consolidated financial statements as of September 30, 2004, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position and operating results of the periods presented. Certain 2003 amounts have been reclassified to conform to the 2004 presentation.


Note B.  Interest Rate Risk Management

         On May 9, 2002, Britton & Koontz Bank, N.A., the Company's wholly-owned subsidiary (the "Bank"), entered into an off-balance sheet interest rate swap agreement to convert existing prime based loans to a fixed rate. Under the terms of the agreement, the Bank receives a fixed rate of 7.635% and is obligated to pay a floating rate based on USD-Prime-H.15, calculated on a contractual notional amount of $5,000,000. The original term is for five years, expiring May 10, 2007. The fair value of this derivative, designated as a cash flow hedge, and considered highly effective was $212,491 at September 30, 2004, and is reflected in other assets. The impact on income through September 30, 2004, is $133 thousand. The arrangement is not considered to have a material impact toward the Company's liquidity or capital resources and does not pose any known risks with respect to market or credit risk.


Note C.  Loans Held-for-Sale

         Loans held-for-sale are primarily thirty year and fifteen year fixed rate, one to four family real estate loans which are valued at the lower of cost or market, as determined by outstanding commitments from investors or current investor yield requirements, calculated on an individual basis. Unrealized losses on loans held-for-sale are charged against income in the period of decline. Such declines are recorded in a valuation allowance account and deducted from the cost basis of the loans. At September 30, 2004, no charge was recorded. Gains on loans are recognized when realized.


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


  Note E.  Loan Commitments

         In the ordinary course of business, the Company enters into commitments to extend credit to its customers. Letters of credit included in the financial statements at September 30, 2004 and December 31, 2003, were $2.4 million and $1.4 million, respectively. As of September 30, 2004, the Company had entered into other commercial and residential loan commitments with certain customers that had an aggregate unused balance of $39.3 million, unchanged from December 31, 2003. Because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire, the balances on such commitments should not be used to project actual future liquidity requirements. However, the Company does incorporate expectations about the level of draws under all credit-related commitments into its funds management process.

  Note F.  Earnings per Share

                  Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share assumes exercise of all potential common stock, including options granted, unless the effect is anti-dilutive. The effect will be anti-dilutive when the exercise price per share of an option exceeds the current market price for a share of our common stock. The following is information about the computation of earnings per share for the three and nine months ended September 30, 2004.



                                                   For the three months ended        For the nine months ended
                                                         September 30,                    September 30,
                                                   ------------------------------------------------------------
                                                      2004            2003              2004           2003
                                                   -----------     -----------       -----------    -----------

Basic weighted average shares outstanding            2,116,070       2,113,087         2,114,089      2,113,087
Dilutive effect of granted options                       3,889           3,586             3,717          2,303

Diluted weighted average shares outstanding          2,119,959       2,116,673         2,117,806      2,115,390
Net income                                         $   718,935     $   586,794       $ 2,024,254    $ 2,040,618
Net income per share-basic                         $       .34     $       .28       $       .96    $       .97
Net income per share-diluted                       $       .34     $       .28       $       .96    $       .96




Item 2. Management's Discussion and Analysis or Plan of Operation

             This discussion is intended to present a review of the major factors affecting the financial condition and results of operations of the Company as of September 30, 2004, and disclose and expand on material changes from prior periods.

SUMMARY

             The Company had net income of approximately $2.0 million ($0.96 basic and diluted earnings per share) for the nine months ended September 30, 2004, unchanged compared to the same period in 2003. The Company had net income of approximately $719 thousand ($0.34 basic and diluted earnings per share) for the three months ended September 30, 2004, an increase of $132 thousand compared to the same period in 2003.

             Total assets increased $7.9 million from $374.4 million at December 31, 2003 to $382.3 million at September 30, 2004. Since year-end, cash and due from banks increased $577 thousand to $8.9 million, available-for-sale investment securities decreased $2.8 million to $90.8 million while the held-to-maturity portfolio fell $1.9 million to $40.4 million. Net loans, excluding loans held for sale, increased $13.9 million to $218.4 million. Other real estate owned decreased $416 thousand to $1.3 million. Deposits decreased $8.5 million to $224.4 million while borrowings increased $13.4 million to $115.5 million. Total stockholders' equity increased $1.2 million to $31.4 million because of earnings of $2.0 million and exercise of stock options of $37 thousand, offset by dividend payments of $676 thousand and $210 thousand from unrealized losses in the available-for-sale investment portfolio and off-balance sheet derivatives.

             Financial Condition

             Assets

             The Company's total assets increased $7.9 million from $374.4 million at December 31, 2003, to $382.3 million at September 30, 2004. The Company anticipated slower growth in total assets this year as cash flows from investment securities were used to make higher yielding loans rather than being invested back into the securities portfolio. The shift from securities to loans was also an effort to slow the compression in the Bank's net interest margin while at the same time providing available liquidity to fund expected loan growth. Loan portfolio growth was funded by an increase in borrowed funds and the proceeds from security cash flows.

             Investment Securities

             The Company's investment portfolio at September 30, 2004, consists of mortgage-backed, municipal, and corporate securities. Investment securities that are deemed to be held-to-maturity ("HTM") are accounted for by the amortized cost method while securities in the available-for-sale ("AFS") categories are accounted for at fair value.

             Management determines the classification of its securities at acquisition. Generally, municipal securities are classified as held-to-maturity whereas mortgage backed securities are generally classified as available-for-sale. Total HTM and AFS investment securities decreased 3.5% to $131.2 million from December 31, 2003, to September 30, 2004. Equity securities increased $186 thousand to $5.4 million from December 31, 2003, to September 30, 2004, due primarily to the purchase of Federal Home Loan Bank stock. At September 30, 2004, equity securities are comprised primarily of Federal Reserve Bank stock of $522 thousand, Federal Home Loan Bank stock of $4.7 million and ECD Investments, LLC membership interests of $100 thousand. ECD is a vehicle through which banks, individuals and other institutions can participate in economic and business development activities in economically depressed regions of the country, in this instance, the states of Arkansas, Louisiana and Mississippi.


             The amortized cost of the Bank's investment securities, including HTM and AFS, at September 30, 2004, and December 31, 2003, are summarized in Table 1.


             TABLE 1: COMPOSITION OF INVESTMENT PORTFOLIO

                                                          Amortized Cost
                                                 -------------------------------
                                                     09/30/04         12/31/03
                                                 -------------     -------------
    Obligations of other U.S. Government
       Agencies and Corporations                 $  92,486,411     $  95,608,328
    Obligations of state and
       Political Subdivisions                       35,318,441        34,834,072
    Corporate Securities                             2,012,482         4,033,806
                                                 =============     =============
                                                 $ 129,817,334     $ 134,476,206
                                                 =============     =============


             Loans

             Loan demand in the Company's market areas showed growth throughout the first six months of 2004, however, during the third quarter loan demand began to level off in the Company's market areas. In spite of this local slowdown in the third quarter of 2004, loans increased $12.4 million to $222.1 million at September 30, 2004, compared to $209.7 million at December 31, 2003. Home equity loans increased as a result of the success of loan specials featured lower interest but we don't believe this will have an impact on net interest margin non-residential commercial real estate loans also increased. Loan to total assets increased to 57.5% at September 30, 2004, compared to 55.5% at December 31, 2003. The loan to deposit ratio was 98.0% at September 30, 2004, compared to 89.1% at year-end. Fixed rate conforming mortgages with maturities of 15 years and greater are customarily sold in the secondary market at the time of origination.

             Table 2 presents the Bank's loan portfolio composition at September 30, 2004, and December 31, 2003.


             TABLE 2: COMPOSITION OF LOAN PORTFOLIO

                                                   09/30/04           12/31/03
                                               --------------    --------------

Commercial, financial & agricultural           $   32,154,000     $   31,853,000
Real estate-construction                           17,172,000         14,690,000
Real estate-residential                            94,522,000         91,031,000
Real estate-other                                  63,896,000         57,826,000
Installment                                        14,245,000         14,195,000
Other                                                 144,000            102,000
                                               --------------     --------------
       Total loans                             $  222,133,000     $  209,697,000
                                               ==============     ==============

             The Company's loan portfolio at September 30, 2004, had no significant concentrations of loans other than in the categories presented in the table above.

             Bank Premises

             While the Company began 2004 with ten locations, it is expected that the Company will end the year with six locations. Earlier, in the second quarter, the Company closed and sold its Shields Lane office in Natchez, Mississippi. During the third quarter, the Company completed the closure of two locations in Baton Rouge, Louisiana. The Company has also received approval from the Office of the Comptroller of The Currency to close the Madison, Mississippi office on November 19, 2004. The Baton Rouge closures follow a move into a larger, more updated facility on Bluebonnet Drive in Baton Rouge. The Madison branch closure decision was made in order to focus bank resources on expansion in other remaining markets, particularly in Baton Rouge. The Company's decision to leave the Madison market is not expected to have an impact on earnings. In Natchez, the bank completed the renovation of its 11,000 square foot Tracetown branch office, which also houses the banks mortgage banking department. The consolidation, building and renovation of the bank's premises reflect the Company's effort to strengthen operations by controlling personnel and other fixed premises costs and intensify marketing efforts to allow the bank to be more competitive in its remaining attractive markets.

             Asset Quality

             Nonperforming assets, including non-accrual loans, other real estate and loans 90 days or more delinquent decreased $680 thousand to $2.6 million at September 30, 2004, from $3.3 million at year-end. The Bank's nonperforming loan ratio decreased to .57% at September 30, 2004, from .74% at December 31, 2003. A breakdown of nonperforming assets at September 30, 2004, and December 31, 2003, is shown in Table 3.

             TABLE 3: BREAKDOWN OF NONPERFORMING ASSETS

                                                         09/30/04      12/31/03
                                                        ---------     ----------
                                                         (dollars in thousands)
    Non-accrual loans by type
      Real estate                                       $     890     $     585
      Installment                                              31            20
      Commercial and all other loans                          267           580
                                                        ---------     ----------
          Total non-accrual loans                           1,188         1,184
      Loans past due 90 days or more                           70           337
                                                        ---------     ----------
          Total nonperforming loans                         1,258         1,522
      Other real estate owned (net)                         1,325         1,741
                                                        ---------     ----------
          Total nonperforming assets                    $   2,583     $   3,263
                                                        =========     ==========
    Nonperforming loans as a percent
      of loans, net of unearned interest
      and loans held for sale                                .57%          .74%
                                                        =========     ==========



             Allowance for Possible Loan Losses

             The allowance for loan losses is established as losses are estimated through a provision for loan losses charged against operations and is maintained at a level that management considers adequate to absorb losses in the loan portfolio. The allowance is subject to change as management re-evaluates the adequacy of the allowance on a quarterly basis. Management's judgment in determining the adequacy of the allowance is inherently subjective and is based on the evaluation of individual loans, the known and inherent risk characteristics and size of the loan portfolios, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience, review of regulatory authority examination reports and evaluations of specific loans and other relevant factors. The bank risk rates each loan at the initiation of the transaction and risk ratings are reviewed and changed, when necessary, during the life of the loan.

             The  allowance  consists  of  specific,   general  and  unallocated
components. The specific component relates to loans that are considered impaired. Loan loss reserve factors are multiplied against the balances in each risk rating category to arrive at the appropriate level for the allowance for loan losses. Loans assigned higher risk ratings are monitored more closely by management. The general component of the allowance for loan losses groups loans with similar characteristics and allocates a percentage based upon historical losses and the inherent risks within each category. The unallocated portion of the allowance reflects management's estimate of probable but undetected losses inherent in the portfolio; such estimates are influenced by uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, difficulty in identifying triggering events that correlate to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. The methodology for determining the adequacy of the allowance for loan losses is consistently applied; however, revisions may be made to the methodology and assumptions based on historical information related to charge-off and recovery experience and management's evaluation of the current loan portfolio.

             Based upon this evaluation, management believes the allowance for loan losses of $2.3 million at September 30, 2004, which represents 1.06% of gross loans held to maturity, is more than adequate, under prevailing economic conditions, to absorb losses on existing loans. At September 30, 2004, total reserves included specific reserves of $1.0 million, general reserves of $778 thousand and unallocated reserves of $548 thousand. At December 31, 2003, the allowance for loan losses was $2.1 million or 1.00% of gross loans held to maturity.

             Provision for Possible Loan Losses

             The provision for possible loan losses is a charge to earnings to maintain the allowance for possible loan losses at a level consistent with management's assessment of the loan portfolio in light of current and expected economic conditions. The Company's regular review of the allowance is an effort to maintain it at an adequate level and make a proper provision expense to earnings. Assuming no sudden loan growth or surprise loan problems, management anticipates a nominal provision to the allowance in the final quarter of the year.

             Table 4 details allowance activity for the nine months ended September 30, 2004 and 2003:

             TABLE 4: ACTIVITY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                      09/30/04        09/30/03
                                                      ---------       ---------
                                                        (dollars in thousands)
  Balance at beginning of period                      $  2,070        $  2,129
    Charge-offs:
      Real Estate                                          (13)           (219)
      Commercial                                           (71)            (14)
      Installment and other                                (43)            (46)
    Recoveries:
      Real Estate                                            2               0
      Commercial                                            12              57
      Installment and other                                 27              13
                                                      ---------       ---------
    Net (charge-offs)/recoveries                           (86)           (209)
      Provision charged to operations                      360             330
                                                      ---------       ---------
  Balance at end of period                            $  2,344        $  2,250
                                                      =========       =========
    Allowance for loan losses as a percent of loans,
      net of unearned interest & loans held for sale     1.06%           1.12%
                                                      =========       =========
    Net charge-offs as a percent of average loans          04%            .10%
                                                      =========       =========


             Potential Problem Loans

             At September 30, 2004, the Company had no loans, other than those balances incorporated in tables 3 and 4 above, that management had significant doubts as to the ability of the borrower to comply with current repayment terms.


             Deposits

             Total deposits decreased $8.5 million from $232.9 million at December 31, 2003 to $224.4 million at September 30, 2004. Customer deposits fell $13.8 million but this decrease was partially offset by an increase of $5.3 million in short-term brokered deposits. Contributing to the decrease in customer deposits at September 30, 2004, was a $12 million decrease in deposits of public funds. The Company's markets are very competitive providing some volatility in obtaining deposits associated with public entities. The Company has made application and has been accepted to bid on deposits from the State of Louisiana, which should provide greater access to the public funds market. The Company considers these deposits to be part of the total non-core wholesale funding used to fund investments. Additionally, the decline in total deposits is the result of decreases in other non-core funding. As non-core funding has decreased, core funding was estimated to increase slightly during the first nine months of 2004.

             TABLE 5: COMPOSITION OF DEPOSITS

                                                   09/30/04          12/31/03
                                                -------------     -------------
Non-Interest Bearing                            $  36,892,897     $  37,523,263
NOW Accounts                                       29,893,085        35,062,025
Money Market Deposit Accounts                      23,402,181        27,096,521
Savings Accounts                                   16,689,912        16,788,328
Certificates of Deposit                           117,539,441       116,463,645
                                                -------------     -------------
       Total Deposits                           $ 224,417,516     $ 232,933,782
                                                =============     =============

             Borrowings

             Total bank borrowings, including Federal Home Loan Bank Advances, Federal Funds purchased, and customer repurchase agreements, increased $13.4 million from $102.1 million at December 31, 2003, to $115.5 million at September 30, 2004. The additional borrowed funds along with cash flows from the investment portfolio were used to fund the bank's $12.4 million increase in loans and offset the decrease in deposits.

             Capital

             Stockholders' equity totaled $31.4 million at September 30, 2004, compared to $30.2 million at December 31, 2003. The increase is primarily the result of net income of $2.0 million for the nine months ended September 30, 2004, adjusted by dividends paid and the change in comprehensive income/ (loss) over the first nine months totaling $677 thousand and $210 thousand, respectively. Comprehensive income is the result of unrealized gains or losses in available-for-sale securities and the recognition of the fair value of certain derivative instruments. The ratio of shareholders' equity to assets increased to 8.2% at September 30, 2004, compared to 8.1% at December 31, 2003.

             The Company maintained a total capital to risk weighted assets ratio of 15.14%, a Tier 1 capital to risk weighted assets ratio of 14.17% and a leverage ratio of 9.05% at September 30, 2004. These levels substantially exceed the minimum requirements of bank regulatory agencies for well-capitalized institutions of 10.00%, 6.00% and 5.00% respectively.

             Off-Balance Sheet Arrangements

             There have been no significant changes in the Company's off-balance sheet arrangements during the nine months ended September 30, 2004. See Note B to the Company's consolidated financial statements for a description of the Company's off-balance sheet arrangements.


             Results of Operations

             Net Income

             Net income for the three months ended September 30, 2004, increased $132 thousand to $719 thousand or $0.34 per diluted share compared to $587 thousand or $0.28 per diluted share for the same period in 2003. Returns on average assets and average equity were .76% and 9.28% in the third quarter of 2004, compared to .68% and 8.01% in the third quarter of 2003. Several factors contributed to the improvement in net income. The increase is primarily due to the Company's consolidation of bank premises throughout 2004. These efforts were associated with the reduction of employee salary and benefits of 11% or $206 thousand for the quarter. Management believes the consolidation initiatives will result in additional savings in occupancy, supplies and communication costs. These changes will allow the Company to be more competitive in all three markets it serves.

             For the nine months ended September 30, 2004, net income remained stable at approximately $2.0 million and $.96 per diluted share compared to the same periods in 2003. Returns on average assets and average equity were .72% and 8.82% for the nine months ended September 30, 2004, compared to .80% and 9.00% during the same period in 2003. The primary factor contributing to the flat earnings was increased employee salary and benefits expense during the nine months ended September 30, 2004, compared to the same period in 2003. Higher employee costs for the nine month period, in contrast to the quarterly decrease, were due to a one-time expense, during the second quarter of 2004, associated with additional deferred compensation related to the retirement and resignation of three bank officers.


             Net Interest Income and Net Interest Margin

             One of the largest components of the Company's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin (NIM) is net interest income expressed as a percentage of average earning assets.

             Net interest income increased $121 thousand to $3.3 million for the three months ended September 30, 2004, compared to the same period in 2003. Net interest income of $192 thousand was provided by higher volumes as increases in interest income earning assets outpaced increases in interest expense from costing liabilities. However, this amount was offset by $71 thousand due to the lower interest rate environment as greater compression was experienced between asset yields compared to liability costs. Additional volumes and compression from lower interest rates also contributed to a narrowing of net interest margin from 3.95% for the quarter ended September 30, 2003, compared to 3.73% at September 30, 2004.

             For the nine months ended September 30, 2004, net interest income increased $100 thousand to $10.0 million compared to the same period in 2003. This improvement was due primarily to a $625 thousand increase in net interest income resulting from an 11% increase in the volume of average earning assets, which was partially offset by a $525 thousand loss in net interest income due to lower interest rates. Net interest margin decreased from 4.15% for the nine months ended September 30, 2003, to 3.78% for the nine months ended September 30, 2004. It is not anticipated that the decrease in net interest margin will have a negative impact on short or long-term liquidity.

             Non-Interest Income

             Non-interest income includes service charges on deposit accounts, income from fiduciary and brokerage activities, gains from the sale of mortgage loans and other revenue not derived from interest on earning assets. Non-interest income for the three months ended September 30, 2004, decreased $108 thousand over the same period in 2003. The decrease was primarily the result of lower fee income on the sale of mortgage loans. Income was received on $8.0 million in sales of mortgage loans during the third quarter of 2004 compared to $24.0 million in 2003. Lower originations followed a national trend of lower refinancing in 2004.

             For the nine months ended September 30, 2004, non interest income decreased $129 thousand to $2.0 million compared to $2.1 million for the same period in 2003 primarily due to lower revenues from mortgage sales. Income was received on $31.4 million in sales of mortgage loans during the first nine months of 2004 compared to $65.1 million during the same period in 2003.

             Non-Interest Expense

             Non-interest expense includes salaries and benefits, occupancy, equipment and other operating expenses. Non-interest expenses for the three months ended September 30, 2004, were $2.9 million compared to $3.1 million for the three months ended September 30, 2003, a decrease of 6% or $203 thousand. As was discussed earlier, in consolidating bank premises, the Company was able to realize lower costs associated with employee salary and benefits.

             Non-interest expense for the nine months ended September 30, 2004, increased $286 thousand to $9.1 million compared to $8.8 million during the same period in 2003. This increase was primarily due to additional expense related to deferred compensation associated with the retirement and resignation of three bank officers. Full-time equivalents dropped from 149 at December 31, 2003, to 130 at September 30, 2004.

             Income Taxes

             The Company recorded income tax expense of $200 thousand for the three months ended September 30, 2004, compared to $176 thousand for the same period in 2003. The increase resulted from the Company's increased net income.

             Income tax for the nine months ended September 30, 2004, was $525 thousand compared to $854 thousand during the same period in 2003. The lower percentage in 2004 reflects a revised estimate of recording tax expense. An adjustment was made in the fourth quarter of 2003, to reflect the correct tax expense for the year.

             Liquidity

             The Company utilizes a funds management process to assist management in maintaining net interest income during times of rising or falling interest rates and in maintaining sufficient liquidity. Principal sources of liquidity for the Company are asset cash flows, customer deposits and the ability to borrow against investment securities and loans. Secondary sources of liquidity include the sale of investment and loan assets. All components of liquidity are reviewed and analyzed on a monthly basis. As discussed earlier, total deposits decreased from December 31, 2003, to September 30, 2004. The Company does not believe that this decrease will have a material effect on the Company's ability to meet its future liquidity needs.

             The Company has established a liquidity contingency plan to guide the Bank in the event of a liquidity crisis. The plan describes the normal operating environment, prioritizes funding options and outlines management responsibilities and board notification procedures.

             The Company's cash and cash equivalents increased $577 thousand to $8.9 million at September 30, 2004, from $8.4 million at December 31, 2003. Cash provided by operating and financing activities during the third quarter of this year was $4.1 million and $4.2 million, respectively, while investing activities used $7.8 million. Investing activities include a net increase in loans of $13.0 million along with the purchase of $16.9 million of investment securities offset by pay downs of $21.1 million.

             At September 30, 2004, the Company had unsecured federal funds lines with correspondent banks of $34 million and maintains the ability to draw on its line of credit with the Federal Home Loan Bank in the amounts of approximately $11 million. In addition to these lines of credit, the bank had approximately $77 million in unencumbered investment securities available for collateralized borrowing. Management believes it maintains adequate liquidity for the Company's current needs.


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

31.2 Certifications  of the Chief  Financial  Officer,  as required  pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certifications  of the Chief  Executive  Officer,  as required  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certifications  of the Chief  Financial  Officer,  as required  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002



*        As  indicated in the column  entitled  "Description  of Exhibits"  this exhibit is incorporated by reference to another filing or document.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.









                                            BRITTON & KOONTZ CAPITAL CORPORATION




Date: November 12, 2004                     /s/ W. Page Ogden
                                            ____________________________________
                                            W. Page Ogden
                                            Chairman and Chief Executive Officer




Date: November12, 2004                      /s/ William M. Salters
                                            ____________________________________
                                            William M. Salters
                                            Chief Financial Officer

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





Date: November 12, 2004                     /s/ W. Page Ogden
                                            ____________________________________
                                            W. Page Ogden
                                            Chief Executive Officer

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






Date: November 12, 2004                     /s/ William M. Salters
                                            ____________________________________
                                            William M. Salters
                                            Chief Financial Officer

                                  EXHIBIT 32.1

             SECTION 906 - CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                                                                    EXHIBIT 32.1





                    Certification of Chief Executive Officer
                         Pursuant to 18 U.S.C. ss. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


         In connection with the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, of Britton & Koontz Capital Corporation (the "Company"), as filed with the Securities Exchange Commission on the date hereof (the "Quarterly Report"), I, W. Page Ogden, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1) the Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.







Date: November 12, 2004                     /s/ W. Page Ogden
                                            ____________________________________
                                            W. Page Ogden
                                            Chief Executive Officer

                                  EXHIBIT 32.2

             SECTION 906 - CERTIFICATION OF CHIEF FINANCIAL OFFICER

                                                                    EXHIBIT 32.2



                    Certification of Chief Financial Officer
                         Pursuant to 18 U.S.C. ss. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


         In connection with the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, of Britton & Koontz Capital Corporation (the "Company"), as filed with the Securities Exchange Commission on the date hereof (the "Quarterly Report"), I, William M. Salters, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1) the Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.







Date: November 12, 2004                     /s/ William M. Salters
                                            ____________________________________
                                            William M. Salters
                                            Chief Financial Officer