Form 10KSB
period 2004-12-31
BRITTON & KOONTZ CAPITAL CORP
filed 2005-03-25
CIK 707604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 Annual Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2004

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

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     The issuer's revenues for the 2004 fiscal year were $22,452,098.

     The  aggregate   market  value  of  the  issuer's   voting  stock  held  by
non-affiliates computed by reference to the price of $17.70 per share, the price at which the issuer's voting stock closed on March 24, 2005, is $29,562,523.

     The issuer had 2,116,316 shares of common stock outstanding as of March 25, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Britton & Koontz Capital Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 2004 are incorporated by reference into Part II of this Annual Report on Form 10-KSB.

         Portions of the Definitive Proxy Statement of Britton & Koontz Capital Corporation with respect to its 2005 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on March 25, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one):     Yes    No   X

                              CROSS REFERENCE INDEX
                                       TO
                                   FORM 10-KSB

                                     PART I

ITEM  1.          DESCRIPTION OF BUSINESS...................................*
ITEM  2.          DESCRIPTION OF PROPERTY...................................*
ITEM  3.          LEGAL PROCEEDINGS.........................................*
ITEM  4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......*

                                     PART II

ITEM  5.          MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER
                  MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY
                  SECURITIES................................................**
ITEM  6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION.................................................**
ITEM  7.          FINANCIAL STATEMENTS......................................**
ITEM  8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE ......................*
ITEM 8A           CONTROLS AND PROCEDURES...................................*
ITEM 8B           OTHER INFORMATION.........................................*

                                    PART III

ITEM  9.          DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.........***
ITEM 10.          EXECUTIVE COMPENSATION....................................***
ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS................***
ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............***
ITEM 13.          EXHIBITS..................................................*
ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES....................**
-------

*        Included herein.

** Incorporated by reference from Britton & Koontz Capital Corporation's 2004 Annual Report to Shareholders, pursuant to Instruction E(2) of Form 10-KSB.

*** Incorporated by reference from Britton & Koontz Capital Corporation's Definitive Proxy Statement for its 2005 Annual Meeting of Shareholders pursuant, to Instruction E(3) of Form 10-KSB.

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

Item 1.  Description of Business.

General

         The Company

         Britton & Koontz Capital Corporation was organized as a Mississippi business corporation in July 1982. Later that year, the Company became a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), when it acquired all of the issued and outstanding shares of Britton & Koontz Bank, National Association, a national banking association headquartered in Natchez, Mississippi (the "Bank"). The Bank is a wholly-owned subsidiary of the Company, and stock of the Bank is the Company's most significant asset. On April 17, 2001, B&K Title Insurance Agency, Inc. was organized as a Mississippi corporation ("B&K Insurance"); in May 2001, the Company acquired all of the outstanding common stock of B&K Insurance, making it the Company's second wholly-owned subsidiary.

         The Company's major source of income in 2004 was dividends from the Bank in the amount of $1.7 million. The Company expects that dividends from the Bank will continue to be the Company's major source of income in 2005. As of December 31, 2004, the Company had total assets of approximately $377 million and total consolidated shareholders' equity of approximately $31 million.

         The Bank

         The Bank provides commercial and consumer banking and trust services to customers in Adams and Warren Counties, Mississippi, and East Baton Rouge Parish, Louisiana, and the adjoining counties and parishes in Mississippi and Louisiana. A loan production office was opened in Madison, Mississippi, on February 1, 2003, which was converted into a full service branch in 2004. Management decided to leave the Madison market in November in order to allocate its resources to its remaining markets. In 2004, the Bank completed the construction of its new branch in Vicksburg, Mississippi, and closed three branches in Baton Rouge, Louisiana, moving into a larger, more visible facility on Bluebonnet Boulevard in Baton Rouge. The Bank also sold its Shields Lane branch in Natchez, Mississippi, in 2004, while completing the renovation of its existing Tracetown branch, which houses its mortgage banking operations. As a result of these actions, the Bank now conducts its full-service banking business from its main office and two branch offices in Natchez, Mississippi, two branches in Vicksburg, Mississippi, and one branch office in Baton Rouge, Louisiana. The geographical area serviced by the Bank is economically diverse and includes public and private sector industries, including government service, manufacturing, tourism, agriculture and oil and gas exploration. As of December 31, 2004, the Bank had total assets of approximately $377 million and total deposits of approximately $228 million. The Bank is not dependent on any one depositor or other customer.

         The products and services offered by the Bank include personal and commercial checking accounts, money market deposit accounts, savings accounts, safe deposit box facilities and automated clearinghouse services. The Bank also offers access to a network of automated teller machines and cash management services including money transfer, direct deposit payroll and sweep accounts. The Bank is a full-service residential and commercial mortgage lender and engages in other commercial and consumer lending activities, including, among other things, the issuance of VISA credit cards and letters of credit. The Bank's trust department offers a range of trust services, acting as trustee, executor, administrator, custodian, guardian and agent. The trust department currently has approximately $15 million in assets under management as of December 31, 2004.

         In 1995, the Bank became an Internet service provider (ISP) for the Natchez area and eventually extended its service to the Vicksburg, Mississippi market. In 1996, the Bank began offering Internet-based online banking using SumxNet, a software product developed by Sumx Inc. ("Sumx"), See "Investment in Sumx." In the second quarter of 2004, the Company completed the sale of its ISP to Canufly.net, a company providing Internet services in Mississippi and Louisiana.

         The Insurance Agency

         B&K Insurance has entered into an agreement, as agent, to issue policies of title insurance upon properties in all counties of the State of Mississippi in the name of Mississippi Guaranty Title Insurance Company, a Mississippi corporation. B&K Insurance is not a separately-reportable segment for financial reporting purposes.

         Investment in Sumx

         In December 1998, the Company invested $1 million in Sumx, a Mississippi corporation established to develop and market internet-based electronic banking solutions for the financial industry. On September 15, 2001, the Company acquired 240,000 shares of Series B Preferred Stock of Sumx for $250,000. In exchange for such investments, the Company received an approximately 37% preferred interest in the voting stock of Sumx. During the second quarter of 2002, the Company wrote off its $1,250,000 investment in Sumx, as well as approximately $711,000 of advances to Sumx, due to the uncertainty regarding Sumx's future prospects and valuation.

         On December 31, 2004, the Company sold its entire preferred interest in Sumx back to Sumx for $20,000. As further consideration, the Company received a non-exclusive license to use Sumx's Internet banking software at no charge. The license has an initial term of five years, with automatic one year renewal terms thereafter unless a party gives the other party notice of non-renewal at least six months prior to the expiration of the then-current term. Finally, the Company agreed to cancel and forgive all indebtedness, obligations and encumbrances of any kind owed by Sumx to the Company.

Competition

         There is significant competition among banks and bank holding companies in the Bank's market area and throughout Mississippi and Louisiana. The Bank competes with both national and state banks for deposits, loans and trust accounts and with savings and loan associations and credit unions for loans and deposits. The Bank also competes with large national banks from the principal cities in Louisiana and Mississippi for certain commercial loans.

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

         In addition to the deregulation of the financial services industry, the increasing liberalization of the laws and regulations affecting the conduct of interstate banking activities makes it possible that competition in the Bank's geographical market area will increase. If large, regional bank holding companies acquire branches in the Bank's market area, they may offer a wider range of services than are currently offered by the Bank. Some of these regional competitors may take full advantage of the powers of "financial holding companies," as defined in the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, which allows such competitors to offer products and services not offered by the Bank. In addition, these competitors are likely to be better capitalized than the Bank and the Company.

Employees

         As of December 31, 2004, the Company had one full-time employee, who is also an employee of the Bank, and the Bank had approximately 124 full-time and 13 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes that its relationship with its employees is good.

Supervision and Regulation

         General

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

         In 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), which, among other things, substantially revised the depository institution regulatory and funding provisions of the FDIA. FDICIA also expanded the regulatory and enforcement powers of bank regulatory agencies. Most significantly, FDICIA mandates annual examinations of banks by their primary regulators and requires the federal banking agencies to take prompt "corrective action" whenever financial institutions do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution's capitalization status will depend on how well its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. As of December 31, 2004, the Bank maintained a capital level which qualified it as being "well capitalized" under such regulations.

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

         Interstate Banking and Branching Legislation

         Federal Law. In 1994, Congress passed the Riegle-Neal Interstate Banking and Branching Efficiency Act ("Riegle-Neal"), which affected the interstate banking and branching abilities of bank holding companies and banks. Riegle-Neal authorizes a national bank domiciled in one state to establish branches in any other state as long as neither state has opted out of interstate branching between the date of enactment of Riegle-Neal and May 31, 1997. Riegle-Neal, however, does allow states to preserve certain restrictions on the entry of out-of-state banks, such as the fashion in which entry can be made, an age requirement for a bank being merged or acquired, and a deposit cap. Under Riegle-Neal, once a bank has established a branch in another state, it may exercise the same rights in that state as national and state banks enjoy in that state, including the ability to branch intra-state.


         Riegle-Neal also permits states to allow banks to enter the state by establishing a de novo branch in that state. In order to allow de novo entry into a particular state, that state's banking laws must expressly provide for de novo branching. Once a bank has established a branch in a host state through de novo branching, it may exercise the same rights in that state as national and state banks enjoy, including the ability to branch intra-state. If a state opts out of interstate branching, no bank domiciled in that state may establish branches in other states, and no bank domiciled in another state may establish branches in that state.

         Mississippi Law. On March 29, 1996, the Governor of Mississippi signed into law a bill in which Mississippi elected to opt in to interstate branching, effective May 1, 1997. As enacted, the bill (1) allows all Mississippi banks to establish branches in any other state pursuant to the entry rules in the potential host state, and (2) allows out-of-state banks to establish branches in Mississippi pursuant to Mississippi's entry rules. The bill does not authorize de novo branching into Mississippi. An out-of-state bank can establish branches in Mississippi only by (1) merging with a Mississippi-domiciled bank, (2) buying all of the assets of a Mississippi-domiciled bank, or (3) buying all of the assets in Mississippi of an out-of-state bank which has branches in Mississippi. All interstate branching transactions require appropriate regulatory approval.

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

         Financial Modernization

         The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "GLB Act") was enacted into law on November 12, 1999. The GLB Act potentially affects every facet of a depository institution's operations. The GLB Act does three fundamental things affecting the banking industry: (a) repeals key provisions of the Glass-Steagall Act to permit commercial banks to affiliate with securities firms, insurance companies and other financial service providers; (b) establishes a statutory framework pursuant to which full affiliations can occur between these entities; and (c) provides financial services organizations with flexibility in structuring these new financial affiliations through a new entity called a "financial holding company" or through a financial subsidiary.

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

         Anti-Money Laundering

         On October 26, 2001, the President signed the USA PATRIOT Act of 2001 into law. This act contains the International Money Laundering Abatement and
Financial Anti-Terrorism Act of 2001 (the "IMLAFA"). The IMLAFA substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposes new compliance and due diligence obligations, creates new crimes and penalties, compels the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United
States, and clarifies the safe harbor from civil liability to customers. The U.S. Treasury Department has issued a number of regulations implementing the USA PATRIOT Act that apply certain of its requirements to financial institutions such as the Bank. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. The Treasury Department is expected to issue a number of additional regulations which will further clarify the USA PATRIOT Act's requirements. The IMLAFA requires all "financial institutions," as defined, to establish anti-money laundering compliance and due diligence programs no later than April 2002. Such programs must include, among other things, adequate policies, the designation of a compliance officer, employee training programs, and an independent audit function to review and test the program.

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

         Restrictions on Dividends

         The Company is a legal entity separate and distinct from the Bank, and substantially all of the Company's revenues result from amounts paid by the Bank, as dividends, to the Company. The payment of dividends by the Bank is, of course, dependent upon its earnings and financial condition. The Bank, however, as a national bank, is also subject to legal limitations on the amount of its earnings that it may pay as dividends. Under federal law, the directors of a national bank, after making proper deduction for all expenses and other deductions required by the Comptroller, may credit net profits to the Bank's undivided profits account and may declare a dividend from that account of so much of the net profits as they judge expedient. The Comptroller and the Federal Reserve have each indicated that banking organizations should generally pay dividends only out of current operating earnings.

         Further, in connection with the Company's acquisition of Natchez First Federal in 1993, the Bank assumed a liquidation account of approximately $2.8 million which has the effect of prohibiting the payment of dividends if the Bank's net worth would thereby be reduced below $2.8 million.

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

Item 2.  Description of Property.

         The Company has its principal offices in its headquarters building at 500 Main Street, Natchez, Adams County, Mississippi 39120, which is owned and occupied by the Bank. The Bank owns the property on which four of its branches are located and leases the property for one of its branches. In the judgment of management, the facilities of the Company and the Bank are generally suitable, adequately insured and provide for the continuing needs of the Company and the Bank. The following list describes the locations and general character of the properties owned and leased by the Company and the Bank:



                                                                                           Approximate Office
       Location                         Own/Lease                  Use                    Space (square feet)
    ---------------------               ----------            --------------             ---------------------
    Natchez
    500 Main Street
    Natchez, Mississippi                   Owned                Main Office                      33,723

    411 Highway 61 N.
    Natchez, Mississippi                   Owned                Branch Office                     1,922

    55A Sgt. Prentiss Drive
    Natchez, Mississippi                   Owned                Branch Office                    11,774

    Vicksburg
    2059 Highway 61 N.
    Vicksburg, Mississippi                 Owned                Branch Office                     3,153

    2150 S. Frontage Road
    Vicksburg, Mississippi                 Owned                Branch Office                     6,000

    Baton Rouge
    8810 Bluebonnet.
    Suites A & B
    Baton Rouge, Louisiana                 Leased               Branch Office                     5,112


         The Company's only leased property for branching is located at 8810 Bluebonnet Boulevard, in Baton Rouge, Louisiana. The property was leased for a ten year period beginning October 1, 2003.

Item 3.  Legal Proceedings.

         The Company and the Bank are currently not involved in any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to the Company's shareholders during the fourth quarter of 2004.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

         The information required in response to this item is incorporated by reference to the material under the heading "Managements Discussion and Analysis of Financial Condition and Results of Operations - Information Regarding our Common Stock" in the Company's 2004 Annual Report to its Shareholders (the " Annual Report"). See the information under Item 11 below for disclosures relating to the Company's equity compensation plan.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         The information required in response to this item is incorporated by reference to the material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

Item 7.  Financial Statements.

         The information required in response to this item is incorporated by reference to the consolidated financial statements of the Company included in the Annual Report.

Item 8.  Changes  in and   Disagreements  with  Accountants  on  Accounting  and
Financial Disclosure.

         None.

Item 8A.  Controls and Procedures.

         Within the 90 days prior to the date of this Annual Report on Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer of the Company ("CEO") and the Chief Financial Officer of the Bank ("CFO"), who performs functions similar to those of a chief financial officer for the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2004. Based on this evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's SEC reports.

Item 8B.  Other Information.

         None.

                                    PART III

Item 9.  Directors,   Executive   Officers,   Promoters   and  Control  Persons;
Compliance with Section 16(a) of the Exchange Act.

         The information required in response to this item is incorporated into this report by reference to the material under the headings "Board of Directors", "Election of Directors", "Committees of the Board of Directors", "Executive Officers and Executive Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Definitive Proxy Statement for its 2005 Annual Meeting of Shareholders (the "Proxy Statement").

         Code of Ethics

         The Board of Directors adopted a code of business conduct and ethics that applies to senior executive and financial officers of the Company, the Bank and its subsidiaries. Access to the Company's Code of Ethics is available to shareholders of the Company and customers of the Bank through the Bank's website at www4.bkbank.com under investor relations. Amendments to or waivers from provisions of the Company's Code of Ethics will be disclosed on the Company's website

Item 10.  Executive Compensation.

         The information required in response to this item is incorporated into this report by reference to the material under the heading "Executive Officers and Executive Compensation" in the Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         In partial response to this item, the Company incorporates into this report the material under the heading "Stock Ownership" in the Proxy Statement.

         The following table summarizes the company's equity compensation plan information as of December 31, 2004. The underlying plan, which is more fully described in Note J to the consolidated financial statements included in Item 7, has been previously approved by a vote of the shareholders.



                      Equity Compensation Plan Information


                                                                                                    (c)
                                                                                           Number of securities
                                                (a)                                        remaining  available
                                         Number of securities            (b)                for future issuance
                                          to be issued upon        Weighted-average            under equity
                                             exercise of           exercise price of        compensation plans
                                        outstanding options,     outstanding options,      (excluding securities
Plan category                            warrants and rights      warrants and rights         in column (a))
-------------                            -------------------      -------------------      ---------------------
Equity compensation plans
  approved by  security holders(1)             35,000                    16.84                    125,000

Equity compensation plans not
  approved by security holders                    -                        -                          -
                                         -------------------      -------------------      ---------------------
     Total                                     35,000                    16.84                    125,000



(1) The shareholder-approved plan is the Britton & Koontz Capital Corporation Long Term Incentive Plan. An aggregate of 160,000 shares of common stock were authorized for issuance under the plan, and options to acquire 35,000 shares were outstanding as of December 31, 2004.

Item 12.  Certain Relationships and Related Transactions.

         The information required in response to this item is incorporated into this report by reference to the material under the heading "Board of Directors" in the Proxy Statement.

Item 13.  Exhibits.

Exhibit   Description of Exhibit
-------   ----------------------

3.1* Restated Articles of Incorporation of Britton & Koontz Capital Corporation, incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997.

3.2* By-Laws of Britton & Koontz Capital Corporation, as amended and restated, incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K filed with the Commission on December 21, 2004.

4.1* Shareholder Rights Agreement dated June 1, 1996 between Britton & Koontz Capital Corporation and Britton & Koontz First National Bank, as Rights Agent, incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997.

10.01*+ Employment Agreement dated December 31, 2002, between Britton & Koontz Capital Corporation and W. Page Ogden, incorporated by reference to
          Exhibit 10.01 to Registrant's Annual Report on Form 10-KSB filed with the Commission on March 27, 2003.

10.03*+ Salary Continuation Plan Agreements dated September 26, 1994, between Britton & Koontz Capital Corporation and W. Page Ogden, incorporated by reference to Exhibit 10 to Registrant's Quarterly Report on Form 10-QSB filed with the Commission on November 14, 1994, (Commission File Number 33-56204).

10.05*+ Britton & Koontz Capital Corporation Long-Term Incentive Compensation Plan and Amendment, incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997.

10.06+ Separation Agreement dated June 14, 2004, by and among Bazile R. Lanneau, Jr., the Company and the Bank.

13        Annual Report to Shareholders

21        Subsidiaries of the Registrant

23        Consent of Independent Registered Public Accountants

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

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB pursuant to Item 13 of Form 10-KSB.

Item 14.   Principal Accountant Fees and Services

         The information required in response to this item is incorporated into this report by reference to the material under the heading "Independent Registered Public Accountants" in the Proxy Statement.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             BRITTON & KOONTZ CAPITAL CORPORATION
                            (Registrant)


Date: March 15, 2005         By: /s/ W. Page Ogden
                                ------------------------------------------------
                                W. Page Ogden
                                Chairman and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                                   Title                               Date
---------                                   -----                               ----

/s/ W. Page Ogden                                                               March 15, 2005
------------------------------------        Chairman,
W. Page Ogden                               Chief Executive Officer
                                            and Director
                                            (Principal Executive Officer)


/s/ W. W. Allen, Jr.
------------------------------------        Director                            March 15, 2005
W. W. Allen, Jr.


/s/ Craig A. Bradford, DMD
--------------------------------            Director                            March 15, 2005
Craig A. Bradford, DMD


/s/ A. J. Ferguson
------------------------------------        Director                            March 15, 2005
A. J. Ferguson


/s/ Albert W. Metcalfe
------------------------------------        Secretary and                       March 15, 2005
Albert W. Metcalfe                          Director


/s/ Bethany L. Overton
------------------------------------        Director                            March 15, 2005
Bethany L. Overton


/s/ R. Andrew Patty II
------------------------------------        Vice President and                  March 15, 2005
R. Andrew Patty II                          Director





Signature                                   Title                               Date
---------                                   -----                               ----

/s/ Robert R. Punches
------------------------------------        Vice-Chairman and                   March 15, 2005
Robert R. Punches                           Director


/s/ Vinod K. Thukral, Ph.D.
---------------------------------           Director                            March 15, 2005
Vinod K. Thukral, Ph.D.


                                  EXHIBIT INDEX

Exhibit           Description of Exhibit
---------         ----------------------

10.06             Separation Agreement dated June 14, 2004, by  and among Bazile
                  R. Lanneau, Jr., the Company and the Bank.

13                Annual Report to Shareholders

21                Subsidiaries of the Registrant

23                Consent of Independent Registered Public Accountants

31.1 Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                  EXHIBIT 10.06

                              SEPARATION AGREEMENT

                              SEPARATION AGREEMENT

     This Separation Agreement (the "Agreement") is made this 14th day of June, 2004, by and among Bazile R. Lanneau, Jr. ("Lanneau") and Britton & Koontz Capital Corporation (the "Corporation") and Britton & Koontz First National Bank (the "Bank) (hereinafter, and solely for the purposes of this Agreement, the Corporation and the Bank shall be collectively referred to as "Employer").

     1 Recitals. This Agreement is made in consideration of the following recitals: (a) that Lanneau has been employed by Employer pursuant to the Employment Agreement by and among the parties hereto dated December 31, 2002 (the "Employment Agreement"), (b) that the parties hereto wish to mutually terminate Lanneau's employment relationship with Employer and to set forth the rights and obligations of the parties in connection therewith, and (c) that Lanneau and Employer wish to settle and resolve all matters arising out of the Employment Agreement.

     2 Termination of Employment. Lanneau's employment with the Employer shall be deemed terminated as of the close of business on June 8, 2004 (the "Termination Date").

     3 Compensation Continuation.Commencing as of the Termination Date and ending as of December 31, 2005 (the "Coverage Period"), Employer shall pay to Lanneau, on a monthly basis in accordance with Employer's standard payroll practices and policies, a prorated amount that equals annual compensation in the amount of $117,000.

     4 Group Medical Plan Coverage. Employer shall provide for the benefit of Lanneau coverage under any group medical plan or policy, including any major medical and/or dental plan or policy, that may be provided for the benefit of its senior executives with duties comparable to those performed by Lanneau, from time to time. Any such coverage shall be subject to the terms and conditions generally applicable to active senior executives and in connection therewith, Lanneau agrees that:

         a.       Such  coverage  shall cease as of the last day of the Coverage
                  Period.

         b. Nothing contained herein shall be deemed to restrict the right of Employer to amend, modify or terminate any group medical plan or policy, in whole or in part, at any time and without notice, except as may be limited by governing law.

         c. The Coverage Period provided hereunder shall be in addition to and shall not offset any period of continuation coverage otherwise due Lanneau under Section 4980B of the Internal Revenue Code of 1986, as amended (the "Code") (commonly referred to as "COBRA").

         d. During the Coverage Period, Employer shall pay or remit for the benefit of Lanneau the amount of any premium subsidy that it pays or remits for the benefit of its senior executives with duties comparable to those performed by Lanneau. Otherwise, Lanneau shall be solely responsible for the payment of any premium due with respect to coverage provided during the Coverage Period.

         e. During the Coverage Period, Employer shall have the right to deduct from any payment due Lanneau hereunder any premium that is due and payable with respect to the continued coverage consistent with Employer's practice with respect to senior executives with duties comparable to those performed by Lanneau.

         f. Lanneau agrees to cooperate with all reasonable requests from Employer and/or its insurers or potential insurers as a condition of continued coverage hereunder. Lanneau understands that his continued coverage may be terminated at any time if he fails to timely complete, provide or furnish any form or document reasonably requested by Employer or any such insurer, consistent with Employer's practice with respect to senior executives with duties comparable to those performed by Lanneau.

         g. The obligation of Employer hereunder shall be solely with respect to Lanneau and his dependants enrolled in the group medical plan as of the date hereof.

     5 Insurance. Employer shall provide for the benefit of Lanneau during the Coverage Period term life insurance coverage in form and amount substantially identical to that provided to Lanneau by Employer as of the Effective Date; nothing contained herein shall require the provision of coverage for the amount of any additional insurance voluntarily purchased by Lanneau pursuant to a plan, policy or program maintained by Employer.

     In lieu of any obligation to provide disability benefits to Lanneau during the Coverage Period, the amount payable to Lanneau under paragraph 3 hereof shall be increased by the amount of $48.33, which amount shall be paid each month during such period.

     6. Automobile. Employer shall provide access to that certain 2003 Toyota Avalon automobile for usage by Lanneau during the Coverage Period and shall pay or provide in connection therewith reasonable amounts for the insurance, repair and maintenance thereof during such period consistent with Employer's practice with respect to senior executives with duties comparable to those performed by Lanneau.

     7. Dues. Employer shall pay during the Coverage Period the fixed monthly dues of Beau Pre Country Club for the benefit of Lanneau, but shall not be liable for any additional itemized charges incurred by Lanneau in excess thereof. Lanneau agrees that he shall pay such amounts and/or that any amount due him hereunder may be reduced by such amounts directly paid by Employer.

     During the Coverage Period, Employer shall pay additional dues with respect to such civic or professional organizations as Lanneau may be a member of as of the Effective Date.

     8. Facility of Coverage. To facilitate the extension of coverage in accordance with paragraphs 3 and 4 hereof, Employer shall be permitted to:


         a. Provide such coverage by the continuation of coverage under a group plan maintained by Employer or by the procurement and maintenance of one or more individual polices of insurance with commercially reasonable terms and conditions that are similar to the terms and conditions of any group policy offered, from time to time, to senior executives of Employer with duties comparable to those performed by Lanneau; and

         b. With respect to the group medical plan, shall be permitted to order the period of coverage available under COBRA and/or an individual policy or policies of insurance in its reasonable discretion, subject to the limitations and requirements of comparability set forth in this paragraph 8 and provided further that Lanneau shall be afforded the opportunity to elect continued coverage, at his sole expense, for the 18-month period commencing as of December 31, 2005, whether such coverage is to be provided through an individual or group policy.

     9. Indemnification. Employer will indemnify Lanneau to the fullest extent permitted under the certificate of incorporation and bylaws of Employer for any cause of action related to or arising from Lanneau's employment with Employer, except as may be limited by the terms of such governing documents or applicable law.

     10. Other Benefit Plans. Nothing contained herein shall be deemed to affect any benefit payable to Lanneau under any qualified retirement plan maintained by Employer in which he participates and has an accrued vested benefit, which amounts shall be payable in accordance with and subject to the terms and conditions thereof.

     Lanneau acknowledges that he is a participant in that certain Salary Continuation Agreement dated as of September 26, 1994, and that under the express terms thereof, he is not and shall not be vested in any benefit thereunder either at the Termination Date or at the conclusion of the Coverage Period.

     11. Other Amounts. In lieu of any obligation to provide cell phone or computer line access to Lanneau during the Coverage Period, the monthly amount payable to Lanneau under paragraph 3 hereof shall be increased by the amount of $135, which amount shall be paid each month during such period.

     12. Taxes. Lanneau acknowledges and agrees that the payment of the foregoing amounts and the transfers of property described herein may be subject to applicable federal, state and local income and employment taxes and that Employer shall be entitled to withhold, as a condition of any such payment or transfer, any taxes it determines are required by law to be withheld.

     13. Satisfaction of Obligations. By execution below, Lanneau acknowledges that the foregoing benefits and amounts satisfy, in their entirety, the obligations of Employer to continue his compensation and other benefits under the terms of Section VI of the Employment Agreement. Lanneau further acknowledges that he has been afforded the opportunity to provide to Employer a waiver and release in consideration of a single sum payment in the amount of $58,500, which satisfies the obligations of Employer under Section VI of the Employment Agreement.

     14. General Provisions

         a.       The  terms  of this  Agreement  and the  parties'  obligations
                  hereunder   shall   survive  the   termination   of  Lanneau's
                  employment.

         b. This Agreement shall be construed in accordance with the internal laws of the State of Mississippi, without regard to its conflicts of law provisions.

         c. Any amendment to this Agreement shall be made, in writing, signed by the parties hereto.

         d. Except for that certain Business Protection Agreement, of even date herewith between Lanneau, the Bank and the Corporation, and the Release and Waiver first dated as of May 10, 2004, Lanneau acknowledges that there are no other agreements between the parties, whether oral or written, concerning his employment or the termination thereof and that such documents represent the entire agreement among the parties with respect to the subject matter contained herein.

         e. The parties acknowledge that any dispute arising hereunder shall be resolved by arbitration. Any such arbitration proceeding shall be conducted in accordance with the rules of the American Arbitration Association ("AAA"). Any such dispute or claim will be presented to a single arbitrator selected by mutual agreement by the parties hereto (or, if the parties fail to reach a mutual agreement, the arbitrator will be selected in accordance with the rules of the AAA). All determinations of the arbitrator will be final and binding upon the parties. Each party to the arbitration proceeding will bear its own costs in connection therewith, except the costs and expenses of the arbitrator will be divided evenly between the parties. The venue of any arbitration proceeding and for any judicial proceeding related to this arbitration provision (including a judicial proceeding to enforce this provisions) will be in Natchez, Mississippi.

     This Separation Agreement was executed in multiple counterparts, each of which shall be deemed an original, as of the dates set forth below.





/s/ W. Page Ogden                         /s/ Bazile R. Lanneau, Jr.
-------------------------------------     --------------------------------------
W. Page Ogden                             Bazile R. Lanneau,  Jr.
Britton & Koontz Capital Corporation      Date: June 14, 2004
Date: June 16, 2004


/s/ W. Page Ogden
-------------------------------------
w. Page Ogden
Britton & Koontz First National Bank
Date: June 16, 2004

                                   EXHIBIT 13

                          ANNUAL REPORT TO SHAREHOLDERS

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
Message to Shareholders



To Our Shareholders

Your company's earnings continued to improve in 2004. Although the increase in earnings per share showed a modest increase of 3.8% for the year, the fourth quarter ended on a promising note increasing 18% over the fourth quarter of 2003. The price of a share of BKBK increased over 5% during the year; and, with a dividend payout of $.64 per share, the dividend yield averaged in excess of 3.5%.

The improvement throughout the year -- especially in the fourth quarter -- was primarily attributable to our efforts to reduce overhead. We closed three nonstrategic branches in Natchez and Baton Rouge, while significantly upgrading two facilities in those markets. In order to focus our energies on our established presence in Vicksburg, Natchez, and Baton Rouge, we also pulled back from the Madison market before making a significant investment in personnel and facilities.

We enter 2005 on a positive track. Having paid close attention to costs, we have increased our sales efforts in our existing markets, as evidenced by continued loan growth during 2004. Competition for quality loans remains intense, while demand, particularly for commercial loans, continues to increase. B&K's strong capital and liquidity, as well as our motivated bankers, position us to benefit materially from improvement in loan demand.

Throughout  the  year  we have  focused  on our  theme  "Answers.  Since  1836."
reflecting our long standing commitment to relationship banking. While we continue to upgrade facilities, equipment and products, the goal of providing our customers with accessible, professional bankers who understand the local communities in which they work remains unchanged. Banking always has been -- and will continue to be -- fundamentally a relationship business built on trust between the banker and the customer. Attention to the fundamentals of our business enhances our opportunities for growth.

In closing, I would like to recognize Albert W. Metcalfe for his 37 years of service on the Board of Directors. Albert, who will retire upon reaching the mandatory retirement age set by the board, has served actively as Secretary of the company and as the Chairman of the Audit Committee. On behalf of the entire board, I thank Albert for his devotion and service to shareholders, customers, and employees of Britton & Koontz Bank.


/s/ W. Page Ogden
----------------------------
W. Page Ogden
Chairman, President, and CEO


BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES


Financial Highlights


($ IN THOUSANDS, EXCEPT PER SHARE DATA)

YEAR END BALANCE                                       2004            2003              2002              2001             2000

Total Assets                                        $ 377,196       $ 373,032         $ 308,879         $ 298,856        $ 270,119
Gross Loans (net of unearned income)                  219,311         206,591           180,398           179,711          186,861
Loans held for sale                                     1,688           3,102             4,393             5,416                -
Allowance for Loan Losses                               2,237           2,070             2,129             2,108            1,884
Total Deposits                                        226,288         232,934           233,012           217,680          211,323
Stockholders' Equity                                   31,152          30,197            29,329            28,291           25,524

FOR THE YEAR

Net Interest Income                                  $ 13,309        $ 13,236          $ 12,649          $ 12,080         $ 11,086
Net Income                                              2,844           2,739             1,240             3,248            2,691

PER SHARE

Earnings Per Share-Basic                               $ 1.35          $ 1.30            $ 0.59            $ 1.54           $ 1.29
Earnings Per Share-Diluted                               1.34            1.29              0.59              1.54             1.28
Cash Dividends                                           0.64            0.64              0.62              0.61             0.60
Book Value                                              14.72           14.29             13.88             13.41            12.15
Year End Stock Price                                    18.25           17.27             14.60             15.00            12.00

OTHER KEY INFORMATION

Return on Average Assets (%)                             0.76            0.80              0.41              1.19             0.98
Return on Average Equity (%)                             9.22            9.08              4.23             12.76            10.70
Dividend Payout (%)                                     47.58           49.38            105.67             39.61            43.00
Efficiency Ratio (%)                                    70.51           69.80             70.79             60.69            69.07
Net Interest Income/Average Earning Assets (%)           3.76            4.13              4.51              4.73             4.32
Allowance for Loan Losses/Loans (%)                      1.02            1.00              1.18              1.17             1.01
Non Performing Loans/Loans (%)                           0.41            0.74              1.29              1.56             0.74
Loans/Deposits (%)                                      96.92           88.69             77.42             82.56            88.42
Total Stockholders' Equity/Assets (%)                    8.26            8.09              9.50              9.47             9.45
Total  Risk-Based Ratio (%)                             15.43           15.39             14.71             14.81            14.81
Tier 1 Risk-Based Ratio (%)                             14.49           14.48             13.61             13.71            13.74
Tier 1 Leverage Ratio (%)                                9.23            9.23              8.71              9.52             8.76

Weighted Average Shares Outstanding:
Basic                                               2,114,649       2,113,087         2,109,809         2,108,973        2,080,046
Diluted                                             2,118,181       2,116,163         2,112,405         2,111,383        2,101,714



             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders
Britton & Koontz Capital Corporation and Subsidiaries

We have audited the accompanying Consolidated Balance Sheets of Britton & Koontz Capital Corporation and Subsidiaries as of December 31, 2004 and 2003, and the related Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Britton & Koontz Capital Corporation and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.



/s/ Hannis T. Bougeois, LLP
-----------------------
Hannis T. Bourgeois, LLP
Baton Rouge, Louisiana
January 26, 2005




              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003





                                     ASSETS

                                                                                       2004                 2003
                                                                                 ----------------    -----------------
ASSETS:
    Cash and Due from Banks:
       Non-interest bearing                                                      $      5,739,604    $       7,390,638
       Interest bearing                                                                   837,221              969,117
                                                                                  ---------------     ----------------

              Total Cash and Due from Banks                                             6,576,825            8,359,755

    Federal funds sold                                                                    109,031               41,361
    Investment Securities:
       Held-to-maturity (market value of $41,337,742
          and $44,002,578, respectively)                                               39,803,853           42,289,409
       Available-for-sale (amortized cost of $91,068,652
          and $92,186,797, respectively)                                               91,947,189           93,663,436
       Other equity securities                                                          5,396,600            5,181,800
    Loans, less unearned income of $1,996 in 2004 and
       $3,931 in 2003, and allowance for loan losses of
       $2,236,778 in 2004 and $2,070,162 in 2003                                      217,073,919          204,521,159
    Loans held-for-sale                                                                 1,688,338            3,102,006
    Bank premises and equipment, net                                                    8,265,756            8,596,254
    Other real estate, net                                                              1,320,337            1,741,127
    Accrued interest receivable                                                         2,127,079            2,095,662
    Cash surrender value of life insurance                                                943,481              905,090
    Core deposits, net of accumulated amortization
       of $625,704 in 2004 and $518,088 in 2003                                           988,506            1,096,122
    Other assets                                                                          954,720            1,438,948
                                                                                   --------------       --------------

TOTAL ASSETS                                                                     $    377,195,634    $     373,032,129
                                                                                  ===============    =================




The accompanying notes are an integral part of these financial statements.




                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       2004                 2003
                                                                                 ----------------    -----------------

LIABILITIES:
    Deposits:
       Non-interest bearing                                                      $     39,868,482    $      37,523,263
       Interest bearing                                                               186,419,447          195,410,519
                                                                                  ---------------     ----------------
              Total Deposits                                                          226,287,929          232,933,782

    Federal funds purchased                                                             6,435,000            4,550,000
    Securities sold under repurchase agreements                                         8,103,381            9,935,300
    Federal Home Loan Bank advances                                                    96,922,871           87,575,761
    Junior subordinated debentures                                                      5,000,000            5,000,000
    Accrued interest payable                                                              984,859              830,498
    Advances from borrowers for taxes and insurance                                       399,443              367,375
    Accrued taxes and other liabilities                                                 1,910,383            1,642,814
                                                                                  ---------------     ----------------
              Total Liabilities                                                       346,043,866          342,835,530


STOCKHOLDERS' EQUITY:
    Common  stock,  $2.50 par value per  share;  12,000,000  shares  authorized;
       2,130,816 and 2,127,587  shares  issued;  2,116,316 and 2,113,087  shares outstanding
       at December 31, 2004 and 2003, respectively                                      5,327,040            5,318,968
    Additional paid-in capital                                                          7,254,113            7,225,408
    Retained earnings                                                                  18,181,718           16,690,918
    Accumulated other comprehensive income                                                646,272            1,218,680
                                                                                  ---------------     ----------------
                                                                                       31,409,143           30,453,974
    Less:  Treasury stock, 14,500 shares, at cost                                        (257,375)            (257,375)
                                                                                  ----------------    ----------------
              Total Stockholders' Equity                                               31,151,768           30,196,599
                                                                                  ---------------     ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $    377,195,634    $     373,032,129
                                                                                 ================    =================




              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003




                                                                                       2004                 2003
                                                                                 ----------------    -----------------
INTEREST INCOME:
    Interest and fees on loans                                                   $     14,030,704    $      14,518,794
    Interest on investment securities:
       Taxable interest income                                                          4,107,372            3,459,158
       Exempt from federal income taxes                                                 1,633,638            1,576,326
    Other interest income                                                                   2,598               10,590
                                                                                  ---------------     ----------------

          Total Interest Income                                                        19,774,312           19,564,868

INTEREST EXPENSE:
    Interest on deposits                                                                3,337,903            3,953,939
    Interest on Federal Home Loan Bank advances                                         2,667,895            2,130,880
    Interest on federal funds purchased                                                    77,662               16,292
    Interest on trust preferred securities                                                235,195              167,430
    Interest on securities sold under repurchase agreements                               146,633               60,177
                                                                                  ---------------     ----------------

          Total Interest Expense                                                        6,465,288            6,328,718
                                                                                  ---------------     ----------------

NET INTEREST INCOME                                                                    13,309,024           13,236,150

PROVISION FOR LOAN LOSSES                                                                 390,000              670,000
                                                                                  ---------------     ----------------

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                                                    12,919,024           12,566,150

OTHER INCOME:
    Service charges on deposit accounts                                                 1,350,548            1,355,639
    Income from fiduciary activities                                                       43,547               41,972
    Income from investment activities                                                     210,523              144,244
    Net gain on sales of loans                                                            331,593              628,705
    Net gain (loss) on sales of premises and equipment                                    175,091              (45,612)
    Other                                                                                 566,484             641,789
                                                                                  ---------------     ----------------

          Total Other Income                                                            2,677,786            2,766,737
                                                                                  ---------------     ----------------
          Income before Other Expenses                                                 15,596,810           15,332,887






                                                                                       2004                 2003
                                                                                 ----------------    -----------------
OTHER EXPENSES:
    Salaries                                                                            6,060,543            5,790,994
    Employee benefits                                                                     870,638            1,130,880
    Director fees                                                                         203,348              172,057
    Net occupancy expense                                                                 927,430              854,710
    Equipment expense                                                                     979,139              957,554
    Other real estate, net                                                                218,510              130,648
    FDIC assessment                                                                        34,358               35,279
    Advertising                                                                           259,284              261,770
    Stationery and supplies                                                               233,379              268,519
    Amortization                                                                          107,616              107,616
    Audit expense                                                                         165,074              157,457
    Other                                                                               1,913,037            1,976,924
                                                                                   --------------      ---------------

          Total Other Expenses                                                         11,972,356           11,844,408
                                                                                   --------------      ---------------

INCOME BEFORE INCOME TAX EXPENSE                                                        3,624,454            3,488,479

INCOME TAX EXPENSE                                                                        780,245              749,725
                                                                                   --------------      ---------------

NET INCOME                                                                       $      2,844,209    $       2,738,754
                                                                                   ==============      ===============

PER SHARE DATA:

    Basic earnings per share                                                     $           1.35    $            1.30
                                                                                   ==============      ===============

    Basic weighted shares outstanding                                                   2,114,649            2,113,087
                                                                                   ==============      ===============

    Diluted earnings per share                                                   $           1.34    $            1.29
                                                                                  ===============      ===============

    Diluted weighted shares outstanding                                                 2,118,181            2,116,163
                                                                                  ===============      ===============

    Cash dividends per share                                                     $           0.64    $            0.64
                                                                                  ===============     ================




The accompanying notes are an integral part of these financial statements.



              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003



                                                       Common Stock                     Additional
                                            ------------------------------------         Paid-In           Retained
                                                  Shares             Amount              Capital           Earnings
                                            ----------------    ----------------    ---------------     --------------

BALANCE, December 31, 2002                       2,113,087      $      5,318,968    $     7,225,408     $   15,304,539

Comprehensive income:
     Net income                                          -                     -                  -          2,738,754

   Other comprehensive income:
         Change in fair value of
           available for sale securities,
           net of taxes of $278,307                      -                     -                  -                  -

         Change in fair value of
           derivatives, net of taxes of
           $30,578                                       -                     -                  -                  -


Total Comprehensive Income                               -                     -                  -                  -

Cash dividends declared
   ($0.64 per share)                                     -                     -                  -         (1,352,375)
                                            ----------------    ----------------    ---------------     --------------

BALANCE, December 31, 2003                       2,113,087             5,318,968          7,225,408         16,690,918

Comprehensive income:
     Net income                                          -                     -                  -          2,844,209

     Other comprehensive income:
         Change in fair value of
            available for sale securities,
            net of taxes of $128,353                     -                     -                  -                  -

         Change in fair value of
           derivatives, net of taxes of
           $61,073                                       -                     -                  -                  -

Total Comprehensive Income                               -                     -                  -                  -

Stock Options Exercised                              3,229                 8,072             28,705                  -

Cash dividends declared
   ($0.64 per share)                                     -                     -                  -         (1,353,409)
                                            -----------------   ----------------    ---------------     --------------

BALANCE, December 31, 2004                       2,116,316      $      5,327,040    $     7,254,113     $   18,181,718
                                            =================   ================    ===============     ==============


The accompanying notes are an integral part of these financial statements.





                                                        Accumulated
                                                          Other
                                                      Comprehensive          Treasury
                                                         Income                Stock                 Total
                                                    ----------------      ----------------      ----------------
BALANCE, December 31, 2002                          $      1,737,934      $       (257,375)     $     29,329,474

Comprehensive income:
     Net income                                                    -                     -             2,738,754

   Other comprehensive income:
         Change in fair value of
           available for sale securities,
           net of taxes of $278,307                         (467,852)                    -              (467,852)

         Change in fair value of
           derivatives, net of taxes of
           $30,578                                           (51,402)                    -               (51,402)
                                                                                                ----------------

Total Comprehensive Income                                         -                     -             2,219,500

Cash dividends declared
   ($0.64 per share)                                               -                     -            (1,352,375)
                                                    ----------------      ----------------      ----------------

BALANCE, December 31, 2003                                 1,218,680              (257,375)           30,196,599

Comprehensive income:
     Net income                                                    -                     -             2,844,209

     Other comprehensive income:
         Change in fair value of
            available for sale securities,
            net of taxes of $128,353                        (469,749)                    -              (469,749)

         Change in fair value of
           derivatives, net of taxes of
           $61,073                                          (102,659)                    -              (102,659)
                                                                                                ----------------
Total Comprehensive Income
                                                                   -                     -             2,271,801
Stock Options Exercised
                                                                   -                     -                36,777
Cash dividends declared
   ($0.64 per share)                                               -                     -            (1,353,409)
                                                    ----------------      ----------------      ----------------

BALANCE, December 31, 2004                          $        646,272      $       (257,375)     $     31,151,768
                                                    ================      ================      ================







              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                                        2004                2003
                                                                                   ---------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                     $     2,844,209     $     2,738,754
    Adjustments to reconcile net income to
       net cash provided by operating activities:
          Deferred taxes                                                                   104,018             231,819
          Provision for loan losses                                                        390,000             670,000
          Provision for depreciation                                                       727,564             724,609
          Provision (credit) for other real estate losses                                        -            (150,000)
          Writedown of other real estate                                                   126,000             102,752
          (Gain) on sale of loans                                                         (331,593)           (628,705)
          (Gain) Loss on sale of other repossessed assets                                     (193)              6,971
          (Gain) Loss on sale of premises and equipment                                   (175,091)             45,612
          Loss on sale of other real estate                                                 42,970              97,119
          Stock dividends received                                                         (85,100)            (73,500)
          Net amortization (accretion) of securities                                       590,506             768,417
          Amortization of acquisition premium                                              107,616             107,616
    Net change in:
       Loans held for sale                                                               1,413,668           1,291,391
       Accrued interest receivable                                                         (31,417)             27,452
       Cash surrender value of life insurance                                              (38,391)             (4,540)
       Other assets                                                                        320,689            (178,021)
       Accrued interest payable                                                            154,361            (125,939)
       Accrued taxes and other liabilities                                                 352,977             (77,929)
                                                                                   ---------------     ----------------

              Net Cash Provided by Operating Activities                                  6,512,793           5,573,878
                                                                                   ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    (Increase) decrease in federal funds sold                                              (67,670)          3,518,639
    Proceeds from principal paydowns and maturities
       of investment securities held-to-maturity                                         2,813,609           2,778,056
    Proceeds from principal paydowns and maturities of
       investment securities available-for-sale                                         25,139,010          34,471,030
    Purchases of investment securities held-to-maturity                                   (473,892)        (12,103,638)
    Purchases of investment securities available-for-sale                              (24,465,532)        (68,899,060)
    Purchase of other equity securities                                                   (129,700)         (1,763,100)
    Net increase in loans                                                              (13,171,667)        (27,081,044)
    Proceeds from sale of other real estate                                              1,260,075             517,331
    Purchases of premises and equipment                                                 (1,444,730)         (2,343,500)
    Proceeds from sales of premises and equipment                                          775,000                   -
                                                                                   ---------------     ---------------

              Net Cash Used in Investing Activities                                     (9,765,497)        (70,905,286)
                                                                                   ----------------    ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in non-maturity deposits                                    (7,033,336)          7,728,910
    Net increase (decrease) in certificates of deposit                                     387,483          (7,807,166)
    Net increase (decrease) in federal funds purchased                                   1,885,000           4,550,000
    Advances from Federal Home Loan Bank                                                42,500,000          61,020,000
    Repayments of Federal Home Loan Bank advances                                      (33,152,890)        (14,759,723)
    Net increase (decrease) in securities sold under
       repurchase agreements                                                            (1,831,919)          7,793,510
    Proceeds from issuance of junior subordinated
       debentures                                                                                -           5,000,000
    Increase (decrease) in advances from borrowers
       for taxes and insurance                                                              32,068              41,133
    Cash dividends paid                                                                 (1,353,409)         (1,352,375)
    Cash received from stock options exercised                                              36,777                   -
                                                                                   ---------------     ---------------

              Net Cash Provided by Financing Activities                                  1,469,774          62,214,289
                                                                                   ---------------     ---------------

NET DECREASE IN CASH AND DUE FROM BANKS                                                 (1,782,930)         (3,117,119)

CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                                             8,359,755          11,476,874
                                                                                    --------------      --------------

CASH AND DUE FROM BANKS AT END OF YEAR                                             $     6,576,825     $     8,359,755
                                                                                    ==============      ==============




SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
       Cash payments for:
          Income taxes                                                             $       644,624     $       474,931
                                                                                    ================    ==============

          Interest on deposits and borrowings                                      $     6,310,927     $     6,454,657
                                                                                    ==============      ==============

SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:
       Transfers to other real estate                                              $     1,008,255     $       787,559
                                                                                    ==============      ==============

       Change in unrealized (gains) losses on
          securities available-for-sale                                            $      (598,102)    $      (746,159)
                                                                                    ===============     ==============


       Change in the deferred tax effect in unrealized
          gains (losses) on securities available-for-sale                          $      (128,353)    $      (278,307)
                                                                                    ===============     ===============

       Change in unrealized gains on derivative                                    $      (163,732)    $       (81,980)
                                                                                    ===============     ===============

       Change in the deferred tax effect in
          unrealized gains on derivative                                           $       (61,073)    $       (30,578)
                                                                                    ===============     ===============


The accompanying notes are an integral part of these financial statements.

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003



NOTE A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Principles of Consolidation

               The consolidated financial statements include the accounts of Britton & Koontz Capital Corporation (the Company) and its wholly owned subsidiaries, Britton & Koontz Bank, National Association (the Bank) and B & K Title Insurance Agency, Inc. (the Agency). All material intercompany profits, balances and transactions have been eliminated.

               Nature of Operations

               The Bank operates under a national bank charter and provides full banking services, including trust services. The primary area served by the Bank is the southwest region of Mississippi and East Baton Rouge Parish in Louisiana. Services are provided at three locations in Natchez, Mississippi, two locations in
               Vicksburg,   Mississippi,   and  one  location  in  Baton  Rouge,
               Louisiana.

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

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003



NOTE A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               Investment Securities

               Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent and the Bank has the ability at the time of purchase to hold debt securities until maturity, they are classified as held-to-maturity and carried at cost, adjusted for amortization of premiums and accretion of discounts using methods approximating the interest method. Available-for-sale securities include securities that management intends to use as part of its asset and liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rates and resultant prepayment risk changes. These securities are carried at fair value. Equity securities primarily include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which are restricted and are carried at cost.

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

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003



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

               Bank Premises and Equipment

               Bank premises and equipment are stated at cost, less accumulated depreciation. Depreciation expense is computed by the straight-line method and is charged to expense over the estimated useful lives of the assets, which range from 3 to 40 years.

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003



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

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003



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






                                                                       Income            Shares         Per Share
                                                                    (Numerator)      (Denominator)        Amount
                                                                   -------------     -------------       ---------
               Year Ended December 31, 2004:
                  Basic Earnings Per Share:
                     Income Available to Common
                         Shareholders                             $   2,844,209         2,114,649        $  1.35
                                                                                                         ========
                  Diluted Earnings Per Share:
                     Options                                                  -             3,532
                                                                   -------------      ------------
                  Income Available to Common
                     Shareholders Assuming Conversion             $   2,844,209         2,118,181        $  1.34
                                                                   =============      ============       ========






              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003



NOTE A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               Earnings Per Share -continued
                                                                      Income              Shares        Per Share
                                                                     (Numerator)     (Denominator)       Amount
                                                                  --------------     -------------      ---------
               Year Ended December 31, 2003:
                  Basic Earnings Per Share:
                     Income Available to Common
                         Shareholders                             $   2,738,754         2,113,087       $  1.30
                                                                                                        ========
                  Diluted Earnings Per Share:
                     Options                                                  -             3,076
                                                                   -------------    --------------

                  Income Available to Common
                     Shareholders Assuming Conversion             $   2,738,754         2,116,163       $  1.29
                                                                   ==============    ==============     ========




               The Company has granted options to purchase various amounts of the Company's common stock at various prices ranging from $14.50 to $19.94 per share. Those options whose exercise price exceeded the average market price of the common shares are not included in the options adjustment for diluted earnings per share.

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

               Advertising Costs

               Advertising and marketing costs are recorded as expenses in the year in which they are incurred. Advertising and marketing costs charged to operations during 2004 and 2003 were $259,284 and $261,770, respectively.

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003



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

               Stock Compensation Plans

               FASB Statement No. 123, "Accounting for Stock-Based Compensation", encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided, under Note J, pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003



NOTE A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


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

               Recent Accounting Pronouncements

               In November of 2003, the FASB's Emerging Issues Task Force released Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The Issue addresses disclosure requirements of securities in unrealized loss positions for entities governed by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In October 2004, FASB Staff Position No. EITF 03-1-1 was issued temporarily delaying the effective date of the recognition and measurement provisions of EITF Issue No. 03-1 until further guidance is released on the implementation of "other-than-temporary." The disclosure requirements of Issue 03-1 remain effective. The disclosures required by the original pronouncement are included in these financial statements as of December 31, 2004.

               In January of 2005, the FASB issued Revised Statement 123, "Accounting for Stock-Based Compensation." SFAS 123R replaces
               SFAS  123,   "Accounting  for  Stock-Based   Compensation,"   and
               supersedes APB Opinion 25, "Accounting for Stock Issued to Employees." This revised statement requires that the cost of share-based payment transactions with employees and non-employees be recognized in the financial statements. This statement applies to all share-based payment transactions in which an entity acquires goods or services by issuing its shares, share options, or other equity instruments or by incurring liabilities. SFAS 123R requires measurement for share-based transactions at the fair value of the equity instrument issued. This pronouncement is effective as of the first interim period or fiscal year beginning after December 15, 2005. The Company has addressed the future adoption of this pronouncement and does not consider its potential impact to be significant.

               Reclassifications

               Certain reclassifications have been made to the 2003 consolidated financial statements in order to conform to the classifications adopted for reporting in 2004.

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003



NOTE B.        INVESTMENT SECURITIES
               The amortized cost and approximate market value of investment securities classified as held-to-maturity at December 31, 2004, are summarized as follows:

                                                                           Gross           Gross
                                                       Amortized        Unrealized      Unrealized          Fair
                                                         Cost              Gains          Losses            Value
                                                      -------------    ------------    ------------     ------------
               Obligations of State and
                  Political Subdivisions               $ 35,321,402    $  1,511,364    $   (19,152)     $ 36,813,614
               Mortgage-Backed
                     Securities                           4,482,451          41,677              -         4,524,128
                                                        -----------    ------------    ------------     ------------
                                                       $ 39,803,853    $  1,553,041    $   (19,152)     $ 41,337,742
                                                       ============    ============    ============     ============

               The amortized cost and approximate market value of investment securities classified as available-for-sale at December 31, 2004, are summarized as follows:

                                                                           Gross           Gross
                                                        Amortized       Unrealized      Unrealized          Fair
                                                          Cost             Gains          Losses            Value
                                                       ------------    ------------    ------------     ------------
               Mortgage-Backed
                  Securities                           $ 86,063,356    $  1,009,628    $  (144,495)     $ 86,928,489
               Agency Obligations                         3,997,544             576           (620)        3,997,500
               Other Debt Securities                      1,007,752          13,448              -         1,021,200
                                                       ------------    ------------    ------------     ------------
                                                       $ 91,068,652    $  1,023,652    $  (145,115)     $ 91,947,189
                                                       ============    ============    =============    ============


               The aggregate fair values and aggregate unrealized losses on securities whose fair values are below book values as of December 31, 2004, are summarized below. Due to the nature of the investment and current market prices, these unrealized losses are considered a temporary impairment of the securities.




                                     Less than 12 Months            12 Months or More                  Total
                                  -------------------------     --------------------------   -------------------------
                                                Unrealized                     Unrealized                   Unrealized
                                  Fair Value       Loss         Fair Value        Loss       Fair Value        Loss
                                  -----------  ------------     -----------    -----------   ----------     ----------

  Held-to-Maturity:
    Obligations of
      State and Political
      Subdivisions
      (seven securities)          $ 1,863,665  $   (19,152)     $         -    $         -   $ 1,863,665    $  (19,152)
                                  ===========  ===========      ===========    ===========   ===========    ==========


Available-for-Sale:
    Mortgage-Backed
      Securities (seven
      securities)                 $21,279,225  $  (112,812)     $ 3,286,964    $   (31,683)  $24,566,189    $ (144,495)

    Agencies (one
      security)                   $ 1,999,380  $      (620)               -              -   $ 1,999,380    $     (620)
                                  -----------  ------------     -----------    -----------  ------------    ----------

                                  $23,278,605  $  (113,432)     $ 3,286,964    $   (31,683)  $26,565,569    $ (145,115)
                                  ===========  ===========      ===========    ===========   ===========    ==========


              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE B.        INVESTMENT SECURITIES  (Continued)




               The amortized cost and approximate market value of investment securities classified as held-to-maturity at December 31, 2003, are summarized as follows:

                                                                           Gross           Gross
                                                       Amortized        Unrealized      Unrealized        Fair
                                                         Cost              Gains          Losses          Value
                                                     -------------    -------------   -------------    -------------
               Obligations of State and
                  Political Subdivisions             $  34,834,072    $   1,674,117   $      (4,188)   $  36,504,001
               Mortgage-Backed
                     Securities                          7,455,337           43,240               -        7,498,577
                                                     -------------    -------------   -------------    -------------
                                                     $  42,289,409    $   1,717,357   $      (4,188)   $  44,002,578
                                                     =============    =============   =============    =============

               The amortized cost and approximate market value of investment securities classified as available-for-sale at December 31, 2003, are summarized as follows:

                                                                           Gross           Gross
                                                       Amortized        Unrealized      Unrealized          Fair
                                                         Cost              Gains          Losses            Value
                                                     --------------   -------------   -------------    -------------
               Mortgage-Backed
                  Securities                         $  88,152,991    $   1,466,654   $    (110,749)   $  89,508,896
               Other Debt Securities                     4,033,806          120,734               -        4,154,540
                                                     --------------   -------------   -------------    -------------
                                                     $  92,186,797    $   1,587,388   $    (110,749)   $  93,663,436
                                                     ==============   =============   =============    =============




              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE B.        INVESTMENT SECURITIES  (Continued)

               Equity securities at December 31, 2004 and 2003, include the following: Federal Home Loan Bank stock of $4,727,100 and $4,512,300, respectively; the Federal Reserve Bank stock of $521,700 for 2004 and 2003; First National Bankers Bank stock in the amount of $47,800 for 2004 and 2003; and a $100,000 investment in ECD Investments, LLC for both years. There were no redemptions of any stock in the Federal Home Loan Bank during 2004 or 2003. The stocks are considered restricted stock as only banks, which are members of these organizations, may acquire or redeem them. The stock is redeemable at its face value;
               therefore, there are no gross unrealized gains or losses associated with these investments.


               The Company invested $1 million during 1998 and $250,000 during 2001 in Sumx Inc ("Sumx"), a Mississippi corporation established to provide electronic banking solutions for the financial industry. During the second quarter of 2002, the Company's investment in and advances to Sumx in the amount of approximately $711 thousand were written off and reflected in other expense due to the uncertainty regarding Sumx' future prospects and valuation. On December 31, 2004, the Company divested itself of its equity interest in Sumx by selling its shares in Sumx to Sumx for $20,000. In connection with this sale, the Company and Sumx entered into a 5 year non-exclusive license to use the Sumx Internet banking software at no charge. The Company agreed to cancel and forgive all indebtedness, obligations and encumbrances of any kind to Sumx.


               Investment securities carried at approximately $48,927,000 (approximate market value $50,674,000) at December 31, 2004, and approximately $67,190,000 (approximate market value $69,621,000) at December 31, 2003, were pledged to collateralize public deposits and for other purposes as required or permitted by law or agreement.

               The amortized cost and approximate market value of investment debt securities at Decem-ber 31, 2004, by contractual maturity (including mortgage-backed securities), are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                               Securities held-to-maturity
                                                                  ----------------------------------------------------
                                                                      Weighted
                                                                      Average         Amortized            Market
                                                                       Yield            Cost                Value
                                                                  --------------    --------------     ---------------

               Due in One Year or Less                               2.518%         $      430,223     $       430,680
               Due After One Year through Five Years                 4.248%              2,182,848           2,273,444
               Due After Five Years through Ten Years                4.632%              9,389,214           9,814,896
               Due After Ten Years                                   4.741%             27,801,568          28,818,722
                                                                                    --------------     ---------------

                                                                     4.665%         $   39,803,853     $    41,337,742
                                                                                    ==============     ===============



              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003



NOTE B.        INVESTMENT SECURITIES  (Continued)

                                                                            Securities available-for-sale
                                                                ------------------------------------------------------
                                                                      Weighted
                                                                      Average         Amortized            Market
                                                                      Yield             Cost                Value
                                                                ----------------   ---------------     ---------------

               Due in One Year or Less                               6.009%        $     1,028,153     $     1,041,600
               Due After One Year through Five Years                 4.077%              9,706,991           9,763,511
               Due After Five Years through Ten Years                4.181%             48,053,256          48,313,175
               Due After Ten Years                                   5.087%             32,280,252          32,828,903
                                                                                   ---------------     ---------------

                                                                     4.513%        $    91,068,652     $    91,947,189
                                                                                   ===============     ===============

NOTE C.        LOANS

               The Bank's loan  portfolio  (rounded to the nearest  thousand) at
               December 31, 2004 and 2003, consists of the following:
                                                                                       2004                 2003
                                                                                 ----------------    -----------------

               Commercial, Financial and Agricultural                            $     31,589,000    $      31,853,000
               Real Estate-Construction                                                18,360,000           14,690,000
               Real Estate-Mortgage                                                   156,574,000          148,857,000
               Installment                                                             14,229,000           14,195,000
               Overdrafts                                                                 249,000              102,000
                                                                                 ----------------    -----------------

                  Total loans                                                    $    221,001,000    $     209,697,000
                                                                                 ================    =================



               Loans on which accrual of interest has been discontinued or reduced were approximately $772,000 and $1,184,000 at December 31, 2004 and 2003, respectively. If interest on such loans had been accrued, the income would have approximated $38,000 and $28,000 in 2004 and 2003, respectively. At December 31, 2004 and 2003, respectively, the recorded investment in loans that were considered to be impaired was approximately $634,000 and $563,000, primarily all of which were on a nonaccrual basis. The related allowance amount on impaired loans was not significant. Loans which are contractually 90 days or more past due as of December 31, 2004 and 2003, were approximately $129,000 and $337,000, respectively.

               In the ordinary course of business, the Bank makes loans to its executive officers, principal stockholders, directors and to companies in which these borrowers are principal owners. Loans outstanding to such borrowers (including companies in which they are principal owners) amounted to $2,391,668 and $2,947,193 at December 31, 2004 and 2003, respectively. These loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features.

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE C.        LOANS (Continued)

               The aggregate amount of loans to such related parties for 2004 and 2003 is as follows:

                                                                                       2004                 2003
                                                                                 ----------------    -----------------

               Balance at January 1                                              $      2,947,193    $       2,989,191
               New Loans                                                                1,124,203            2,868,208
               Repayments                                                              (1,679,728)          (2,910,206)
                                                                                 ----------------    -----------------

               Balance at December 31                                            $      2,391,668    $       2,947,193
                                                                                 ================    =================


NOTE D.        ALLOWANCE FOR LOAN LOSSES

               An analysis of the allowance for loan losses is as follows:
                                                                                           2004              2003
                                                                                     --------------     --------------
               Balance at January 1                                                  $    2,070,162     $    2,129,328
                  Credits Charged Off:
                     Real Estate - Mortgage                                                (113,888)          (456,085)
                     Commercial, Financial and Agricultural                                (107,208)          (285,131)
                     Installment Loans                                                      (46,738)           (91,068)
                                                                                     --------------     --------------
                         Total Charge-Offs                                                 (267,834)          (832,284)
                  Recoveries:
                     Real Estate - Mortgage                                                   4,256             24,635
                     Commercial, Financial and Agricultural                                  23,032             59,832
                     Installment Loans                                                       17,162             18,651
                                                                                     --------------     --------------
                         Total Recoveries                                                    44,450            103,118
                                                                                     --------------     --------------
                  Net Credits Charged Off                                                  (223,384)          (729,166)
                                                                                     --------------     --------------
                  Provision for Loan Losses                                                 390,000            670,000
                                                                                     --------------     --------------
               Balance at December 31                                                $    2,236,778    $     2,070,162
                                                                                     ==============    ===============


NOTE E.        LOAN SERVICING
               Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were approximately $9,740,772 and $6,434,458 in 2004 and 2003, respectively.




              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE F.        BANK PREMISES AND EQUIPMENT
               A summary of Bank premises and equipment is as follows:
                                                                                       2004            2003
                                                                                   ------------    ------------
               Buildings and Improvements                                          $  7,238,369    $  6,697,473
               Furniture and Equipment                                                4,735,015       4,108,428
                                                                                   ------------    ------------
                                                                                     11,973,384      10,805,901
               Less: Accumulated Depreciation                                        (4,830,622)     (4,372,666)
               Land                                                                   1,122,994       1,447,994
               Construction in Progress                                                       -         715,025
                                                                                   ------------    ------------
Bank Premises and Equipment, Net                                                   $  8,265,756    $  8,596,254
                                                                                   ============    ============


               The provision for depreciation charged to operating expenses was $727,564 and $724,609 for the years ended December 31, 2004 and 2003, respectively.


NOTE G.        TRUST DEPARTMENT ASSETS

               Property (other than cash deposits) held by the Bank in fiduciary or agency capacities for its customers is not included in the accompanying consolidated balance sheets as such items are not assets of the Bank. Trust fees are reported on the cash basis. The difference between cash basis and the accrual basis is immaterial.


NOTE H.        DEPOSITS

               Deposits at December 31, 2004 and 2003, consisted of the following:

                                                                                       2004                 2003
                                                                                 ----------------    -----------------

               Non-Interest Bearing Demand Deposits                              $     39,868,482    $      37,523,263
               NOW Accounts                                                            28,103,197           35,062,025
               Money Market Deposit Accounts                                           24,974,678           27,096,521
               Savings Accounts                                                        16,490,444           16,788,328
               Certificates of Deposit                                                116,851,128          116,463,645
                                                                                 ----------------    -----------------
                                                                                 $    232,933,782    $     226,287,929
                                                                                 ================    =================


              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE H.        DEPOSITS (Continued)
               Maturities  of  certificates  of  deposit  of  $100,000  or  more outstanding  at December  31, 2004 and 2003,  are  summarized  as follows:
                                                                                        2004                2003
                                                                                 ----------------    -----------------
               Time Remaining Until Maturity:
                  Three Months or Less                                           $     14,385,622    $       9,249,501
                  Over Three Through Six Months                                        13,257,922           23,742,468
                  Over Six Through Twelve Months                                       11,775,185            7,023,633
                  Over Twelve Months                                                   11,874,328           10,798,348
                                                                                 ----------------    -----------------
                                                                                 $     51,293,057    $      50,813,950
                                                                                 ================    =================


               The approximate scheduled maturities of certificates of deposits for each of the next five years are:

                                    2005                        $     89,244,342
                                    2006                              13,213,690
                                    2007                               7,808,671
                                    2008                               4,886,897
                                    2009                               1,697,528
                                                                 ---------------
                                                                $    116,851,128

               Interest expense on certificates of deposit greater than $100,000 was approximately $1,084,000 and $1,208,000 for the years ended December 31, 2004, and 2003, respectively.

               The public fund deposits were $30,814,111 and $44,513,641 at December 31, 2004 and 2003, respectively.

NOTE I.        BORROWINGS
               Federal Home Loan Bank Advances:
               During 2004 and 2003, the Bank received advances from and remitted payments to the Federal Home Loan Bank. These advances are collateralized by a portion of the Bank's one-to-four family residential mortgage portfolio and certain secured commercial loans in accordance with the Advance Security and Collateral Agreement with the Federal Home Loan Bank. Advances outstanding at December 31, 2004, consist of:

                  Eighteen fixed-rate term loans with the Federal Home Loan Bank. The loans range from $2,000,000 to $6,000,000, and one overnight advance of $13 million, totaling $73,000,000, with interest rates ranging from 1.765% to 5.348%. The maturities on these loans range from May 10, 2005, to November 30, 2007.

                  Five amortizable fixed-rate loans with the Federal Home Loan Bank. The loans total $23,922,871 with interest rates ranging from 2.377% to 4.177%. The maturities on these loans are from January 2, 2007, to June 1, 2009.

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE I.        BORROWINGS (Continued)

               The 2003 advances consist of:

                  Twelve fixed-rate term loans with the Federal Home Loan Bank. The loans range from $2,380,000 to $8,000,000, totaling $65,020,000, with interest rates ranging from 1.163% to 5.348%. The maturities on these loans range from March 29, 2004, to December 29, 2006.

                  Four amortizable fixed-rate loans with the Federal Home Loan Bank. The loans total $22,555,761 with interest rates ranging from 2.377% to 4.177%. The maturities on these loans are from January 2, 2007, to June 2, 2008.

               Annual maturities for the next five years as of December 31, 2004 are as follows:

                                    2005                      $ 42,000,000
                                    2006                        25,000,000
                                    2007                        10,414,865
                                    2008                        12,692,478
                                    2009                         6,815,528
                                                              ------------
                                                              $ 96,922,871
                                                              ============

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

NOTE J.        EMPLOYEE BENEFIT PLANS
               The Bank has an employee stock ownership plan which is designed to invest primarily in employer stock. Essentially, all employees of the Bank with one year of service and of age twenty-one are covered under this plan, and are fully vested in their benefits after seven years of service. Employer contributions are determined by the Board of Directors each year and are allocated among participants on the basis of their total annual compensation. Dividends on the Company stock owned by the plan are recorded as a reduction of retained earnings. Operating expenses include contributions to the plan of $96,960 and $108,533 in 2004 and 2003, respectively. This plan owned 210,407 and 233,190 allocated shares of Britton & Koontz Capital Corporation stock, as of December 31, 2004 and 2003, at an overall cost to the plan of $6.58 and $6.33 per share, respectively.

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE J.        EMPLOYEE BENEFIT PLANS (Continued)

               Employees with one year of service and age twenty-one are eligible to participate in a 401(k) plan established by the Bank. Under this plan, employees may contribute a percentage of their salaries subject to certain limits based on federal tax laws. These contributions are immediately vested. Employer matching contributions are 100% vested after six years. Employer profit sharing contributions are 100% vested after seven years. Employer contributions to the plan are made at the discretion of the Board of Directors and aggregated $73,040 and $143,700 for the years ended December 31, 2004 and 2003, respectively.

               The Company has a long-term incentive plan in which all employees of the Company and its subsidiaries are eligible to participate. The plan provides for discretionary grants of various incentives including stock options; shares of common stock subject to restrictions on transfer, forfeitability provisions or other limitations; and shares of common stock, the issuance and delivery of which may be subject to the attainment of specified performance objectives. A maximum of 160,000 shares of common stock is available for grant under the plan, subject to adjustment on account of stock dividends or stock splits, recapitalizations, mergers, consolidations or other corporate reorganizations. The plan is administered by a Committee of at least two non-employee directors appointed by the full Board of Directors. Since adoption, the Company has granted options to purchase a total of 97,124 shares. All options expire 10 years from the date of grant. Options to acquire 23,410 shares were exercisable as of December 31, 2004. The summary of stock option activity is shown below:
                                                                   Weighted
                                            Options                Average
                                          Outstanding          Exercise Price
                                          -----------         ---------------
               December 31, 2002            53,229               $   17.38
               Options granted                   -                       -
               Options exercised                 -                       -
               Options forfeited                 -                       -
                                           ---------
               December 31, 2003            53,229               $   17.38
               Options granted                   -                       -
               Options exercised             3,229                   11.39
               Options forfeited           (15,000)                  19.94
                                           ---------
               December 31, 2004            35,000               $   16.84


               The following table summarizes information about stock options outstanding at December 31, 2004:

              Exercise Price    Options Outstanding   Remaining Contractual Life
              --------------    -------------------   --------------------------
                $  19.94                15,000                 2.9 years
                $  14.50                20,000                 6.9 years

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003



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

                                                                                       2004                  2003
                                                                                 ---------------        --------------

               Net Income, as Reported                                           $     2,844,209        $    2,738,754
               Pro Forma Net Income                                              $     2,837,413        $    2,718,254
               Basic Earnings Per Share, as Reported                             $          1.35        $         1.30
               Pro Forma Basic Earnings Per Share                                $          1.34        $         1.29
               Diluted Earnings Per Share, as Reported                           $          1.34        $         1.29
               Pro Forma Diluted Earnings Per Share                              $          1.34        $         1.28

               The Bank has a nonqualified salary continuation plan for its executive officers. These officers will be entitled to agreed-upon benefits which will begin vesting when each participant reaches the age of fifty-five. The vested percentage will increase annually through the age of sixty-five when the officers will be fully vested. Payment of any benefits is contingent upon the officers' continued employment with the Bank through the age of fifty-five. The projected benefit to each officer at age sixty-five is allocated through a present value calculation to each year from inception of the plan through age sixty-five. The Plan also includes a change of control benefit for these officers. If any or all of the covered executives are terminated from employment within 36 months of a sale or acquisition of the Bank, the executive(s) may elect from the acquirer to receive fully vested income benefits as stated above, or to receive an agreed-upon lump-sum distribution, which would total $340,000 if all covered executives selected this option. The financial statements for the years ended December 31, 2004 and 2003, respectively, include $24,883 and $45,552 of expense related to this plan.


NOTE K.        LEASES

               The Bank leases several branch and mortgage offices as well as parking space under operating leases which expire in various years through 2013. Rent expense was $148,402 and $107,948 in 2004 and 2003, respectively.

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003



NOTE K.        LEASES (Continued)

               The future minimum rental commitments for these leases at December 31, 2004, are as follows:

                                    2005                 $   126,417
                                    2006                     113,930
                                    2007                      88,992
                                    2008                      88,992
                                    2009                      88,992
                                    Thereafter               334,020
                                                         -----------
                                                         $   841,343
                                                         ===========

NOTE L.        INCOME TAXES

               The provision for income taxes included in the consolidated statements of income is as follows for the years ended December 31, 2004 and 2003:

                                         2004              2003
                                   --------------     --------------
               Current             $      676,227     $      517,906
               Deferred                   104,018            231,819
                                    -------------     --------------
                                   $      780,245     $      749,725
                                    =============      =============



               The provision for federal income taxes differs from that computed by applying the federal statutory rate of 34% in 2004 and 2003, as indicated in the following analysis:

                                                    2004              2003
                                              --------------     --------------
               Tax Based on Statutory Rate    $    1,232,314     $    1,186,083
               State Taxes                           108,211             79,712
               Effect of Tax-Exempt Income          (569,345)          (555,675)
               Other                                   9,065             39,605
                                               -------------      -------------
                                              $      780,245     $      749,725
                                               =============      =============

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE L.        INCOME TAXES  (Continued)
               The net deferred tax liability of $1,024,406 in 2004 and $1,204,554 in 2003 is included in accrued taxes and other liabilities. The net deferred tax liability consists of the following components at December 31, 2004 and 2003:


                                                                                           2004              2003
                                                                                     --------------     --------------
               Deferred Tax Liabilities:
                  Unrealized gain on available-for-sale securities                   $     (327,694)    $     (550,786)
                  Unrealized gain on derivatives                                            (56,770)          (117,843)
                  Depreciation                                                           (1,019,448)          (892,632)
                  Federal Home Loan Bank dividends                                         (309,575)          (277,833)
                  Other                                                                    (122,031)          (110,790)
                                                                                     --------------     --------------

(1,835,518) (1,949,884)
               Deferred Tax Assets:
                  Provision for loan losses                                                 544,517            482,370
                  Other real estate                                                          44,760             38,327
                  Other                                                                     221,835            224,633
                                                                                     --------------     --------------
                                                                                            811,112            745,330
                                                                                     --------------     --------------
               Net Deferred Tax Liability                                            $   (1,024,406)    $   (1,204,554)
                                                                                     ==============     ==============

               A  summary  of  the  changes  in  the  net   deferred  tax  asset
               (liability) for the years ended December 31, 2004 and 2003, is as follows:

               Balance at beginning of year                                             $(1,204,554)       $(1,281,633)
                  Deferred tax expense, charged to operations                              (104,018)          (231,819)
                  Other comprehensive income, charged to
                     equity                                                                 284,166            308,898
                                                                                        -----------        -----------
               Balance at end of year                                                   $(1,024,406)       $(1,204,554)
                                                                                        ===========        ===========

NOTE M.        SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
               At December 31, 2004 and 2003, the Bank had sold various investment securities with an agreement to repurchase these securities at various times within one year. The underlying securities are U.S. Government obligations and obligations of other U.S. Government agencies and corporations. These securities generally remain under the Bank's control and are included in investment securities. These securities have coupon rates ranging from 4.50% to 6.50% and maturity dates ranging from 2013 to 2033. The related liability to repurchase these securities, included in securities sold under repurchase agreements, was $8,103,381 and $9,935,300 at December 31, 2004 and 2003, respectively. The maximum amount of outstanding agreements at any month-end was $11,080,516 and $9,935,300 during 2004 and 2003, respectively.
               The monthly average amount of outstanding agreements was $10,022,995 and $4,576,679 during 2004 and 2003, respectively. At
               December 31, 2004, the securities underlying the repurchase agreements had an approximate amortized cost of $10,358,000 and an approximate market value of $10,471,000.

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE N.        REGULATORY MATTERS

               The primary source of revenue of Britton & Koontz Capital Corporation is dividends from its subsidiary, Britton & Koontz Bank, N.A.. Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. Such distribution would be subject to the requirements described in the following paragraphs.

               In accordance with Office of Thrift Supervision regulations, a special "Liquidation Account" has been established for the benefit of certain Qualifying Depositors of Natchez First Federal Savings Bank (acquired by the Bank in 1993) in an initial amount of approximately $2.8 million. The Liquidation Account serves as a restriction on the distribution of stockholders' equity in the Bank and no cash dividend may be paid on its capital stock if the effect thereof would be to cause the regulatory capital of the Bank to be reduced below an amount equal to the adjusted Liquidation Account balance.

               In the event of a complete liquidation of the Bank, each Qualifying Depositor would be entitled to his or her pro rata interest in the Liquidation Account. Such claims would be paid before payment to Britton & Koontz Capital Corporation as the Bank's sole shareholder. A merger, consolidation, purchase of assets and assumption of deposits and/or other liabilities or similar transaction, with an FDIC-insured institution, would not be a complete liquidation for the purpose of paying the Liquidation Account. In such a transaction, the Liquidation Account would be required to be assumed by the surviving institution.

               The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

               Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2004 and 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003



NOTE N.        REGULATORY MATTERS (Continued)

               The most recent regulatory notification categorized the Bank as well capitalized under the regulatory capital framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

               The Company's (consolidated) and the Bank's actual capital amounts and ratios as of December 31, 2004 and 2003, are presented in the table.




                                                                                                    Minimum
                                                                                                   To be Well
                                                                          Minimum              Capitalized Under
                                                                          Capital              Prompt Corrective
                                             Actual                     Requirement            Action Provisions
                                   --------------------------    ------------------------   ----------------------
                                     Amount          Ratio         Amount        Ratio        Amount       Ratio
                                   --------------   ---------    ----------     --------    ----------   ---------
                                                                 (dollars in thousands)
As of December 31, 2004
-----------------------
Total Capital (to Risk-
    Weighted Assets)
       Consolidated                 $  36,754        15.43%       $  19,061      8.00%           N/A           N/A
       The Bank                     $  34,836        14.64%       $  19,036      8.00%       $  23,796      10.00%
Tier I Capital (to Risk-
    Weighted Assets)
       Consolidated                 $  34,517        14.49%       $   9,530      4.00%           N/A           N/A
       The Bank                     $  32,599        13.70%       $   9,518      4.00%       $  14,277       6.00%
Tier I Capital (to Average
    Assets)
       Consolidated                 $  34,517         9.23%       $  14,954      4.00%           N/A           N/A
       The Bank                     $  32,599         8.69%       $  14,999      4.00%       $  18,749       5.00%

As of December 31, 2003
-----------------------
Total Capital (to Risk-
    Weighted Assets)
       Consolidated                 $  34,952        15.39%       $  18,208      8.00%           N/A           N/A
       The Bank                     $  33,252        14.64%       $  18,170      8.00%       $  22,713      10.00%
Tier I Capital (to Risk-
    Weighted Assets)
       Consolidated                 $  32,882        14.48%       $   9,104      4.00%           N/A           N/A
       The Bank                     $  31,182        13.73%       $   9,084      4.00%       $  13,627       6.00%
Tier I Capital (to Average
    Assets)
       Consolidated                 $  32,882         9.23%       $  14,244      4.00%           N/A           N/A
       The Bank                     $  31,182         8.77%       $  14,222      4.00%       $  17,778       5.00%



              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003



NOTE O.        COMMITMENTS AND CONTINGENCIES

               The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which are not included in the accompanying consolidated financial statements.

               Commitments to extend credit are agreements to lend money with fixed expiration dates or termination clauses. The Bank applies the same credit standards used in the lending process when extending these commitments, and periodically reassesses the customer's creditworthiness through ongoing credit reviews. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral is obtained based on the Bank's assessment of the transaction. At December 31, 2004 and 2003, the Bank's commitments to extend credit totaled $40,701,179 and $39,312,421, respectively.

               Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk and collateralization policy involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank had total unfunded letters of credit of $2,128,583 and $2,881,559 as of December 31, 2004 and 2003, respectively.

               The Bank is required to maintain average reserves at the Federal Reserve Bank. This requirement approximated $275,000 at December 31, 2004. The Bank is in compliance with this requirement.

               At December 31, 2004, the Bank had committed to sell approximately $1,688,000 of loans originated near year-end. These loans are classified as loans held-for-sale and are carried at the lower of cost or market. Due to the short period from origination, the cost and market value of these loans are approximately the same.

               The Bank has outstanding lines of credit with several of its correspondent banks available to assist in the management of short-term liquidity. At December 31, 2004, the total available lines of credit were $34,500,000 with an outstanding balance of $6,435,000 as reflected on the consolidated balance sheet.

               Britton & Koontz Capital Corporation and its wholly owned subsidiaries, the Bank and B & K Title Insurance Agency, Inc., are involved in certain litigation incurred in the normal course of business. In the opinion of management and legal counsel, liabilities arising from such claims, if any, would not have a material effect upon the Company's consolidated financial statements.

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003



NOTE P.        CONCENTRATIONS OF CREDIT
               Substantially all of the Bank's loans, commitments, and standby letters of credit have been granted to customers in the Bank's market area. The majority of investments in state and municipal securities involve governmental entities in and around the Bank's market area. The concentrations of credit by type of loan are set forth in Note C. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit are granted primarily to commercial borrowers.

               The Bank maintains deposit accounts and federal funds sold with correspondent banks which may, periodically, exceed the federally insured amount.

NOTE Q.        DIVIDENDS
               The Bank paid dividends to the Company amounting to $1,700,000 and $2,000,000 for the years 2004 and 2003, respectively.

NOTE R.        INTEREST RATE RISK MANAGEMENT
               During 2002, the Bank entered into an off-balance sheet interest rate swap agreement to reduce its interest-rate risk and to decrease its costs of funds for special deposit promotions. Under the terms of this agreement, the Bank receives a fixed rate and is obligated to pay a floating rate based on one month LIBOR plus 3 basis points calculated on a contractual notional amount of $5,000,000 at December 31, 2004. The original term is for five years expiring in May 2007. The fixed payment rate was 7.635% during 2004. The average variable-payment rate was 4.41% at December 31, 2004. The collateral at December 31, 2004, is a Federal Home Loan Mortgage investment. The carrying amount of the swap has been adjusted to its fair value at year-end approximating $152,000 and is included in other assets. The swap is assumed to be completely effective, and accordingly, is reported as other comprehensive income.

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

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003



NOTE S.        FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

               The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

               Cash and Due From Banks - Fair value equals the carrying value of such assets.

               Federal Funds Sold - Due to the short-term nature of this asset, the carrying value of this item approximates its fair value.

               Investment Securities - Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

               Cash Surrender Value of Life Insurance - The fair value of this item approximates its carrying value.

               Loans, Net - For variable-rate loans which are repricing immediately, fair values are based on carrying values. Other variable-rate loans, fixed-rate commercial loans, installment loans, and mortgage loans are valued using discounted cash flows. The discount rates used to determine the present value of these loans are based on interest rates currently being charged by the Bank on loans with comparable credit risk and terms.

               Deposits - The fair  values of demand  deposits  are equal to the carrying value of such deposits. Demand deposits include non-interest bearing demand deposits, savings accounts, NOW accounts, and money market demand accounts. Discounted cash flows have been used to value fixed rate term deposits. The discount rate used is based on interest rates currently being offered by the Bank on deposits with comparable amounts and terms.

               Long-Term Borrowings - The fair values of the Company's long-term borrowings are estimated using discounted cash flow analysis based on the Company's current incremental borrowing ratio for similar types of borrowing arrangements.

               Federal Funds Purchased and Securities Sold Under Repurchase Agreements - The fair value of these items approximates their carrying values.

               Off-Balance Sheet Instruments - Loan commitments are negotiated at current market rates and are relatively short-term in nature. Therefore, the estimated value of loan commitments approximates the face amount. Fair values for interest rate swaps and caps are based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003



NOTE S.        FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

               The estimated fair values of the Company's financial instruments, rounded to the nearest thousand, are as follows:



                                                            2004                             2003
                                                 -------------------------         -------------------------
                                                    Carrying      Fair              Carrying       Fair
                                                     Amount       Value              Amount        Value
                                                 -----------    ----------         ----------    -----------

                                                   (Dollars in Thousands)            Dollars in Thousands)
                                                 -------------------------         -------------------------
     Financial Assets:
       Cash and due from banks                   $    6,577     $   6,577          $    8,360     $   8,360
       Federal funds sold                        $      109     $     109          $       41     $      41
       Investment securities:
          Held-to-maturity                       $   39,804     $  41,338          $   42,289     $  44,003
          Available-for-sale                     $   91,947     $  91,947          $   93,663     $  93,663
          Equity securities                      $    5,397     $   5,397          $    5,182     $   5,182
       Cash surrender value of
          life insurance                         $      943     $     943          $      905     $     905
       Loans, net                                $  218,762     $ 218,612          $  207,623     $ 209,207

     Financial Liabilities:
       Deposits                                  $  226,288     $ 226,118          $  232,934     $ 233,934
       Short-term borrowings                     $   42,000     $  42,010          $   27,020     $  27,140
       Long-term borrowings                      $   59,922     $  59,736          $   65,556     $  65,871
       Federal funds purchased                   $    6,435     $   6,435          $    4,550     $   4,550
       Securities sold under
          repurchase agreements                  $    8,103     $   8,103          $    9,935     $   9,935


                                                     Face         Fair                 Face          Fair
                                                    Amount        Value               Amount         Value
                                                 ----------     ----------          -----------   ----------

     Other:
       Commitments to extend credit              $   40,701     $  40,701           $  39,312     $  39,312
       Standby letters of credit                 $    2,129     $   2,129           $   2,882     $   2,882
       Interest rate swap                        $      152     $     152           $     316     $     316


              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE T.        CONDENSED FINANCIAL INFORMATION OF
                  BRITTON & KOONTZ CAPITAL CORPORATION

               The   financial   information   of   Britton  &  Koontz   Capital
               Corporation, parent company only, is as follows:



                                 BALANCE SHEETS
                                                                                             December 31,
                                                                                       2004                 2003
                                                                                 ----------------    ---------------
               ASSETS:
                  Cash                                                           $     1,508,691     $     1,172,379
                  Investment in subsidiaries                                          34,496,996          33,742,658
                  Premises and equipment, net                                                  -             188,038
                  Other assets                                                           305,977             252,236
                                                                                 ---------------     ---------------
               TOTAL ASSETS                                                      $    36,311,664     $    35,355,311
                                                                                 ===============     ===============
               LIABILITIES:
                  Junior subordinated debentures                                 $    5,155,000      $     5,155,000
                  Other liabilities                                                       4,896                3,712
                                                                                 ---------------     ---------------
               TOTAL LIABILITIES                                                      5,159,896            5,158,712
               STOCKHOLDERS' EQUITY                                                  31,151,768           30,196,599
                                                                                 ---------------     ---------------
               TOTAL LIABILITIES AND STOCKHOLDERS'
                  EQUITY                                                         $   36,311,664      $    35,355,311
                                                                                 ==============      ===============

                              STATEMENTS OF INCOME
                                                                                       Years Ended December 31,
                                                                                       2004                 2003
                                                                                 ----------------    ----------------
               REVENUE:
                  Dividends Received:
                     Britton & Koontz Bank, N.A.                                 $     1,700,000     $     2,000,000
                  Other income                                                             4,671              13,005
                                                                                 ---------------     ---------------
                                                                                       1,704,671           2,013,005
               EXPENSES                                                                  310,563             353,056
                                                                                 ---------------     ---------------
                                                                                       1,394,108           1,659,949
               INCOME TAX EXPENSE (BENEFIT)                                             (123,354)           (142,553)
                                                                                 ---------------     ---------------
                                                                                       1,517,462           1,802,502
               EQUITY IN UNDISTRIBUTED
                  EARNINGS (LOSSES):
                     Britton & Koontz Bank, N.A.                                       1,308,982             890,028
                     B & K Title Insurance Agency, Inc.                                   17,765              46,224
                                                                                 ---------------     ---------------
                            NET INCOME                                           $     2,844,209     $     2,738,754
                                                                                 ===============     ===============


              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003



NOTE T.        CONDENSED FINANCIAL INFORMATION OF
                  BRITTON & KOONTZ CAPITAL CORPORATION (Continued)



                            STATEMENTS OF CASH FLOWS

                                                                                        Years Ended December 31,
                                                                                       2004                2003
                                                                                   --------------    --------------

               CASH FLOWS FROM OPERATING ACTIVITIES:
                  Net Income                                                       $    2,844,209    $    2,738,754
                  Adjustments to reconcile net income to net
                     cash provided by operating activities:
                         Provision for depreciation                                             -             1,565
                        Equity on undistributed earnings
                            and losses of affiliates                                   (1,326,747)         (936,252)
                  (Increase) decrease in other assets                                     (53,741)          (73,399)
                  Increase in other liabilities                                             1,184             3,712
                                                                                   --------------    --------------
                            Net Cash Provided by Operating Activities                   1,464,905         1,734,380
                                                                                   --------------    --------------
               CASH FLOWS FROM INVESTING ACTIVITIES:
                  Advances to subsidiaries                                                      -        (5,000,000)
               Transfer of bank premises to subsidiary                                    188,038                 -
                                                                                   --------------    --------------

                            Net Cash Provided by (Used in) Investing
                              Activities                                                  188,038        (5,000,000)
                                                                                   --------------    --------------

               CASH FLOWS FROM FINANCING ACTIVITIES:
                  Proceeds from issuance of junior subordinated
                     debentures                                                                 -         5,155,000
                  Cash dividends paid                                                  (1,353,409)       (1,352,375)
                  Cash received from stock options exercised                               36,778                 -
                                                                                   --------------    --------------

                            Net Cash Provided by (Used in)
                               Financing Activities                                    (1,316,631)        3,802,625
                                                                                   --------------    --------------

               NET INCREASE (DECREASE) IN CASH                                            336,312           537,005
               CASH AT BEGINNING OF YEAR                                                1,172,379           635,374
                                                                                   --------------    --------------
               CASH AT END OF YEAR                                                 $    1,508,691    $    1,172,379
                                                                                   ==============    ==============



Management's Discussion and Analysis of Financial Condition and Results of Operations

             This discussion presents a review of the major factors that have affected the financial condition of Britton & Koontz Capital Corporation (the "Company") and its subsidiaries, principally Britton & Koontz Bank, N.A. (the "Bank") since year end and compares the operating results for the twelve months ended December 31, 2004, to the same period in 2003.

Summary

              In 2004, the Company reported net income of $2.8 million or $1.34 per diluted share representing a 3.8% increase over the $2.7 million or $1.29 per diluted share reported in 2003. Net income for the final quarter of 2004 was $820 thousand or $0.39 per diluted share, an 18.1% increase over the $699 thousand or $0.33 per diluted share, reported during the final quarter of 2003. Return on average equity for the year and fourth quarter of 2004 was 9.22% and 10.44%, respectively compared to 9.08% for both periods in 2003.

             Higher earnings in the final quarter of 2004 were primarily attributable to cost savings associated with a reduction in staff and a realignment of branch locations. The Company began in 2004 with ten locations and 149 employees, and ended the year with six locations and 131 full-time equivalents. Earlier, in the second quarter, the Company closed and sold its Shields Lane office in Natchez, Mississippi. During the third quarter, the Company completed the closure of two locations in Baton Rouge, Louisiana. The Company also closed its Madison, Mississippi, office on November 19, 2004. The Baton Rouge closures follow a move into a larger, more updated facility on Bluebonnet Drive in Baton Rouge. The Madison branch closure decision was made in order to focus bank resources on expansion in other remaining markets, particularly in Baton Rouge. The Company had not made significant investment in facilities and had not deployed a significant number of personnel in Madison. In Natchez, the Company completed the renovation of its 11,000 square foot
Tracetown branch office, which also houses the Company's mortgage banking department. Cost associated with the consolidation and realignment of branches has been expensed in 2004 and will not negatively impact future earnings.

Financial Condition

   Assets

             Total assets increased $4.2 million during 2004 to $377.2 million from $373.0 million at December 31, 2003. Contributing to the growth in assets were increases in loans of $11 million offset by reductions in investment securities and reductions in non-earning cash.

             Average Earning Assets. Interest income from earning assets represents the Company's main source of revenue. Average earning assets for the period ended December 31, 2004, totaled $354.0 million, a $34 million or 10.5% increase compared to December 31, 2003. Almost half of the increase was due to a $16.7 million or 8.3% increase in average loans while the other half was from an $18.5 million or 15.9% increase in average investment securities. Growth in average earning assets was funded primarily with increases in Federal Home Loan Bank advances and proceeds from principal paydowns of investment securities.

             Investment Securities. Investment securities primarily consist of mortgage-backed, municipal, corporate and agency securities. Securities that are deemed to be held-to-maturity ("HTM") are accounted for by the amortized cost method and represent approximately 30% of total securities. Those securities designated available-for-sale ("AFS") are accounted for at fair value and represent approximately 70% of the total. Management determines the classification of its securities at acquisition. While average securities increased form 2003 to 2004, total HTM and AFS investment securities fell by $4.2 million or 3% to $131.8 million at December 31, 2004, from $136.0 million at December 31, 2003. Changes in the market hindered late year purchases which would have kept total investment securities level at December 31, 2004, compared to December 31, 2003. Equity securities, comprised primarily of Federal Reserve Bank stock of $522 thousand, Federal Home Loan Bank ("FHLB") stock of $4.7 million and ECD Investments, LLC ("ECD") membership interests of $100 thousand, increased $215 thousand to $5.4 million in 2004 from $5.2 million in 2003, due to the purchase of additional stock at the FHLB.

              The amortized cost of the Bank's investment securities at December 31, 2004, 2003 and 2002, are summarized as follows:


                                                                  Amortized Cost
                                                  --------------------------------------------------
                                                     12/31/04          12/31/03          12/31/02
                                                  --------------------------------------------------
    Obligations of other U.S. Government
       Agencies and Corporations                  $  94,369,933      $  95,312,108     $  52,544,082
    Obligations of state and
       Political Subdivisions                        35,321,401         34,834,072        33,147,883
    Privately Issued Collateralized
       Mortgage Obligations                             173,419            296,220           720,866
    Corporate Securities                              1,007,752          4,033,806         5,078,192
                                                  =============      =============     =============
                                                  $ 130,872,505      $ 134,476,206     $  91,491,023
                                                  =============      =============     =============

             The amortized cost of investment securities at December 31, 2004, by contractual maturity (including mortgage backed securities) is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax-exempt municipal securities have been computed on a book equivalent basis.

                                                               Amortized           Weighted
                                                                    Cost         Average Yield
                                                           ----------------     ---------------
             Due in one year or less                       $      1,458,376         4.979%
             Due after one year through five years               11,889,839         4.319%
             Due after five years through ten years              57,442,470         4.255%
             Due after ten years                                 60,081,820         4.927%
                                                           ----------------
                                                           $    130,872,505         4.559%
                                                           ================     ===============

             Loans. Loans represent the Company's largest source of revenue. Total loans for the twelve month period ended December 31, 2004, were $221.0 million, an increase of $11.3 million compared to the year ended December 31, 2003. Average loans increased $16.7 million or 8.2% to $218.3 million at December 31, 2004 compared to $201.6 million at December 31, 2003. The Company experienced loan growth in all three markets. The Vicksburg market ended December 31, 2004, with $51 million in loans, representing 23% of the portfolio. The Baton Rouge market ended the year with $42 million, representing 19% of the portfolio, while the majority of the remaining portfolio was in the Natchez areas. Growth in loans was funded by operating activities, excess cash flows from pay-downs from investment securities and a portion of the Company's increase in borrowed funds. Table 1 presents the Bank's loan portfolio at the end of the last five years. The Company has no foreign loan activities.



     TABLE 1: COMPOSITION OF LOAN PORTFOLIO

                                  12/31/04         12/31/03        12/31/02          12/31/01        12/31/00
                                ------------   -------------  --------------    --------------   --------------
   Commercial, financial and
       agricultural            $  31,589,000   $  31,853,000   $  34,264,000     $  38,101,000    $  33,102,000
   Real estate-construction       18,360,000      14,690,000       7,207,000         6,066,000       10,883,000
  Real estate-residential         73,277,000      78,128,000      65,624,000        63,379,000       76,150,000
   Real Estate-other              83,297,000      70,729,000      61,660,000        59,729,000       47,042,000
   Installment                    14,229,000      14,195,000      15,881,000        17,759,000       19,372,000
   Other                             249,000         102,000         170,000           117,000          359,000
                               -------------   -------------   -------------     -------------    -------------
       Total loans             $ 221,001,000   $ 209,697,000   $ 184,806,000     $ 185,151,000    $ 186,908,000
                               =============   =============   =============     =============    =============


             The following table sets forth as of December 31, 2004, the periods in which a portion of the Bank's loan portfolio matures or reprices and the total amount of all such loans due after one year having (a) predetermined interest rates and (b) floating or adjustable rates. Loan maturities are based upon contract terms and specific maturity dates. Loans, with balloon payments and longer amortization, are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory.


                                                                 Due after
                                                   Due in        one year
                                                   one year      through          Due after
                                                  or less       five years       five years         Total
                                               ------------    ------------      ------------     ------------

  Commercial, financial and agricultural       $ 16,170,000    $ 14,437,000      $    982,000      $ 31,589,000
  Real estate-construction                        7,344,000       6,855,000         4,161,000        18,360,000
                                               -------------   -------------     ------------      ------------
        Total                                  $ 23,514,000    $ 21,292,000      $  5,143,000      $ 49,949,000
                                               =============   =============     ============      ============


  Predetermined interest rates                                 $ 17,475,000      $  2,042,000
                                                               ============      ============
  Floating or adjustable interest rates                        $  3,817,000      $  3,101,000
                                                               ============      ============



Asset Quality

             Management periodically analyzes the diversification of the loan portfolio and the repayment ability of borrowers. When it appears to management that the Company will have trouble recapturing all outstanding principal and/or interest on a loan or loan relationship, the debt is placed on non-accrual. By placing loans on non-accrual the Company recognizes a problem credit, foregoes interest that is likely uncollectible, and adjusts the carried loan balance to reflect the collection amount expected. When problem credits are transferred to non-accrual status, the accrual of interest income is discontinued and all previously accrued and uncollected interest for the year is reversed against interest income. A non-accrual loan may be restored to an accrual status when it is no longer delinquent and management no longer doubts the collectibility of interest and principal.

             Several key measures are used to evaluate and monitor the Company's asset quality. These measures include the levels and percentages of total nonperforming assets, loan delinquencies, non-accrual loans, foreclosed assets and charge-offs. Nonperforming assets, consisting of non-accrual loans, loans past due 90 days or more and other real estate owned decreased to $2.2 million at December 31, 2004, from $3.3 million at December 31, 2003. Nonperforming loans as a percent of total loans net of unearned income and loans held for sale decreased to .41% at December 31, 2004, from .74% the year before. During 2004, the Company resolved certain problem credits, primarily larger real estate and commercial loans across all Company markets. The resolution is reflected in the improvement of some problem credits and the migration of other problem credits from past due status through liquidation of collateral. A breakdown of nonperforming loans at the end of the last five years is shown in Table 2.



     TABLE 2: BREAKDOWN OF NONPERFORMING LOANS

                                           12/31/04      12/31/03       12/31/02      12/31/01      12/31/00
                                         ----------    ----------     ----------    ----------     ----------
                                                                (dollars in thousands)
    Non-accrual loans by type
      Real estate                        $      532    $      584     $    1,513    $      750     $      950
      Installment                                26            20             16            86             39
      Commercial and all other loans            214           580            537           449             89
                                         ----------    ----------     ----------    ----------     ----------
          Total non-accrual loans               772         1,184          2,066         1,285          1,078
      Loans past due 90 days or more            129           337            253         1,510            311
                                         ----------    ----------     ----------    ----------     ----------
          Total nonperforming loans             901         1,521          2,319         2,795          1,389
          Other real estate owned (net)       1,320         1,741          1,554         1,526            773
                                         ----------    ----------     ----------    ----------     ----------
          Total nonperforming assets     $    2,221    $    3,262     $    3,873    $    4,321     $    2,162
                                         ==========    ==========     ==========    ==========     ==========

    Nonperforming loans as a percent
      of loans, net of unearned interest
      and loans held for sale                  .41%          .74%          1.29%         1.56%           .74%
                                         ==========   ===========     ==========    ==========     ==========

    Additional interest income foregone
       on non-accrual loans              $      38    $       28       $     141      $    167     $       78
                                         ==========   ===========     ==========    ==========     ==========


             There were no loans in either 2004 or 2003 classified as "troubled debt restructurings" as defined in Statement of Financial Accounting Standards No.15. At December 31, 2004, management was not aware of other loans that the Company had serious doubts as to the ability of the borrower to comply with the present repayment terms.


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


             Based upon this evaluation, management believes the allowance for loan losses of $2.2 million at December 31, 2004, which represents 1.02% of gross loans held to maturity, is more than adequate, under prevailing economic conditions, to absorb probable losses on existing loans. At December 31, 2004, total reserves included specific reserves of $913 thousand, general reserves of $836 thousand and unallocated reserves of $451 thousand. At December 31, 2003, the allowance for loan losses was $2.1 million or 1.00% of gross loans held to maturity, which was composed of specific reserves of $711 thousand, general reserves of $803 thousand and unallocated reserves of $586 thousand.

             Table 3 presents the activity in the allowance for loan losses for the last five years. In establishing the amounts of provision for each year charged to operating expense, management uses the basic methodologies described above. Table 4 presents the allocation of the allowance for loan losses applicable to each loan category for the periods ended December 31, 2004, 2003 and 2002. Information for 2000-2001 is not included in Table 4 because such information is not available to the Company.


     TABLE 3: ACTIVITY OF ALLOWANCE FOR LOAN LOSSES


                                              12/31/04    12/31/03    12/31/02      12/31/01     12/31/00
                                             ---------   ---------   ---------     ---------    ----------
                                                                (dollars in thousands)

Balance at beginning of year                 $   2,070   $   2,129   $   2,108     $   1,884    $   1,150

    Charge-offs:
      Commercial, financial & agricultural        (108)       (285)       (434)          (97)        (216)
      Real Estate-construction                     (22)         (0)        (11)          (29)          (0)
      Real Estate-residential                      (29)        (37)       (150)          (22)          (2)
      Real Estate-other                            (62)       (419)       (266)           (0)          (0)
      Installment and other                        (47)        (91)       (282)         (249)        (119)
    Recoveries:
      Commercial, financial & agricultural          23          60          64             7           75
      Real Estate-residential                        0           0          36            12            0
      Real Estate-other                              5          25           0             0            0
      Installment and other                         17          18          39            77           27
                                             ---------   ---------   ---------     ---------    ---------
    Net (charge-offs) / recoveries                (223)       (729)     (1,004)         (301)        (235)
    Provision charged to operations                390         670       1,025           525          969
                                             ---------   ---------   ---------     ---------    ---------
Balance at end of year                       $   2,237   $   2,070   $   2,129     $   2,108    $   1,884
                                             =========   =========   =========     =========    =========

     Allowance for loan losses as a percent
      of loans, net of unearned interest
      and loans held for sale                    1.02%       1.00%       1.18%         1.17%        1.01%
                                             =========   =========   =========     =========    =========

Net charge-offs as a percent of
      average loans                               .10%        .36%        .55%          .16%         .13%
                                             =========   =========   =========     =========    =========








     TABLE 4: ALLOCATION OF ALLOWANCE FOR LOAN LOSSES


                                                                               Percentage of loans in
                                                Amount                      each category to total loans*
                                --------------------------------        -----------------------------------------
                                    2004        2003        2002            2004            2003           2002
                                ----------  ----------  ----------      ----------       ----------     ----------
  Commercial, financial and
       agricultural             $    452    $    350    $    568           14.29%          15.19%          18.54%
   Real estate-construction           60          36         140            8.31            7.01            3.90
   Real estate-residential           149         136         112           33.16           37.26           35.51
   Real Estate-other                 764         811         673           37.69           33.73           33.36
   Installment                       361         151          95            6.44            6.77            8.59
   Other                             451         586         541             .11             .04             .10
                                --------    --------    --------       ---------        ---------       ---------
       Total loans              $  2,237    $  2,070    $  2,129          100.00%         100.00%         100.00%
                                ========    ========    ========       ==========       =========       =========


     *Includes loans held for sale


Bank Premises and Equipment

             Bank Premises and equipment decreased $330 thousand to $8.3 million at December 31, 2004, compared to $8.6 million at December 31, 2003. As mentioned earlier, branch consolidation, renovations and movements to more attractive offices reflect the Company's efforts to strengthen operations by controlling personnel, occupancy and other fixed asset costs. The Company has budgeted $750 thousand in 2005 for future branch sites in existing markets with expectations for funding from new deposits and increased cash flows from operating activities.

Other Real Estate

             The balances of other real estate (ORE) decreased $421 thousand to $1.3 million in 2004 from $1.7 million in 2003. Activity during 2004 included foreclosures of $560 thousand and transfers of a closed branch office of $448 thousand, largely offset by proceeds from sales of $1.3 million and write-downs of $126 thousand. After closing the Company's branch on Florida Boulevard, in Baton Rouge, Louisiana, it was transferred to ORE and listed for sale with a local realtor who is actively marketing the property.


     TABLE 5: OTHER REAL ESTATE ACTIVITY

        Balance at December 31, 2003                                   $ 1,741
                     Write-downs                      (126)
                     Proceeds from sales            (1,303)
                     Foreclosures                      560
                     Transfer bank premises            448                (421)
                                                    --------           --------
        Balance at December 31, 2004                                   $ 1,320
                                                                       ========

Funding

             Deposits. Deposits are the Company's primary source of funding for earning assets. Total deposits ended 2004 at $226.3 million compared to $232.9 million at December 31, 2003. Average deposits decreased 2.8% from $237 million at December 31, 2003, to $230 million at December 31, 2004. The decrease in average deposits was due primarily to normal fluctuations in public funds and other non-core deposits. While non-core deposits resulted in a decrease, average non-interest bearing deposits increased 8.7% from $33.8 million at December 31, 2003, to $36.8 million at December 31, 2004.

             During 2004, the Company joined the Certificate of Deposit Account Registry Service ("CDARS"), an innovative new deposit placement service that helps banks attract and retain larger local deposits. Deposits at December 31, 2004, from CDARS amounted to $2.1 million.

             Maturities  of   certificates  of  deposits  of  $100,000  or  more
outstanding at December 31, 2004, and December 31, 2003, are summarized below.


                                                                     12/31/04         12/31/03
                                                                ----------------  ----------------
             Time remaining until maturity:
                 Three months or less                           $     14,385,622  $      9,249,501
                 Over three through six months                        13,257,922        23,742,468
                 Over six through twelve months                       11,775,185         7,023,633
                 Over twelve months                                   11,874,328        10,798,348
                                                                ----------------  ----------------
                                                                $     51,293,057  $     50,813,950
                                                                ================  ================

             Deposits at December 31, 2004, and December 31, 2003, consist of the following:

                                                                     12/31/04          12/31/03
                                                                ----------------  ----------------
                  Non-interest bearing demand deposits          $     39,868,482  $     37,523,263
                  Now accounts                                        28,103,197        35,062,025
                  Money market deposit accounts                       24,974,678        27,096,521
                  Savings accounts                                    16,490,444        16,788,328
                  Certificates of deposit                            116,851,128       116,463,645
                                                                ----------------  ----------------
                                                                $    226,287,929  $    232,933,782
                                                                ================  ================

             Short-Term Borrowings. Average short-term borrowed funds increased $17.3 million to $42.4 million in 2004 from $25.1 million in 2003. These borrowings include overnight funding through established lines of credit with correspondent banks and the FHLB of Dallas. Also included are term advances, maturing in one year or less from the FHLB of Dallas along with customer repurchase agreements Term advances from the FHLB at December 31, 2004, amounted to $29 million, the highest balance throughout 2004, with an average balance and rate of $21 million and 3.03%, compared to $20 million, the highest balance throughout 2003, and an average balance and rate of $9 million and 2.82% at December 31, 2003. Securities sold under repurchase agreements at December 31, 2004 were $8.1 million with an average cost of 2.16%, as compared to $9.9 million, with an average cost of 1.20% at December 31, 2003. Increases in borrowings and cash provided from operations were used to replace lost public deposits and fund the increase in loans. Management does not believe the increase in short-term borrowings will negatively affect operations or its ability to meet future liquidity needs.


Average Balances and Yield Analysis

             The following table presents the Bank's average balance sheets during 2004, 2003 and 2002. Dividing income or expense by the average balance of assets or liabilities, respectively, derives yields and costs. Non-accrual loans are included in loans for yield computations. Loan fees and late charges in the amount of $835 thousand are included in both income and yield computations in loans. Income and expense resulting from interest rate caps and swaps used to manage interest rate risk are included appropriately in loans and certificates of deposit. No tax-equivalent adjustments have been made. All averages are derived from monthly average balances.




                                                                     Average Balances and Yield Analysis
                                                                            (dollars in thousands)
                                                                       Twelve Months Ended December 31,

                                                         2004                          2003                         2002
                                            -----------------------------  ---------------------------- ---------------------------
                                                       Interest   Average            Interest  Average            Interest Average
                                             Average   Income/      %       Average  Income/     %       Average  Income/     %
                                             Balance   Expense   Yield/Rate Balance  Expense  Yield/Rate Balance  Expense Yield/Rate
                                            ---------------------------------------------------------------------------------------
    ASSETS

    Loans                                   $ 218,301   $ 14,031   6.43%   $ 201,595 $ 14,519    7.20%  $ 182,744 $ 14,735   8.06%
    Investment securities:
    U.S. Government                               339         12   3.54%           -        -        -      5,424      217   4.00%
    Mortgage Backed Securities                 91,870      3,819   4.16%      74,252    3,068    4.13%     45,107    2,826   6.26%
    State & municipal                          35,036      1,634   4.66%      33,424    1,576    4.72%     33,113    1,563   4.72%
    Other                                       7,748        267   3.44%       8,844      376    4.25%      8,858      397   4.49%
                                            ---------------------          -------------------          ------------------

    Total investment securities               134,993      5,732   4.25%     116,520    5,020    4.31%     92,502    5,003   5.41%

    Interest bearing bank balances                543          8   1.50%       1,447       15    1.03%      1,838       38   2.06%
    Federal funds sold                            167          3   1.56%         775       11    1.37%      2,267       33   1.47%
                                            ---------------------          -------------------          ------------------

    Total earning assets                      354,004     19,774   5.59%     320,337   19,565    6.11%    279,351   19,809   7.08%

    Allowance for loan losses                  (2,224)                        (2,209)                      (2,008)
    Cash & due from banks, non-interest
    bearing                                     8,610                          8,434                        7,818
    Bank premises & equipment                   8,547                          7,374                        7,096
    Cash Value Life Insurance and other           929                            922                          882
    Other assets                                5,630                          5,708                        6,461

                                            ----------                     ----------                   ----------
    TOTAL ASSETS                            $ 375,496                      $ 340,566                    $ 299,600
                                            ==========                     ==========                   ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY

    Interest bearing deposits:
    Savings                                  $ 16,859      $ 122   0.72%    $ 16,910    $ 133    0.79%   $ 16,830    $ 259   1.54%
    Interest bearing checking                  34,150        186   0.54%      35,511      216    0.61%     34,300      214   0.62%
    Money rate savings                         25,631        250   0.97%      29,183      413    1.41%     21,758      460   2.11%
    Certificates of deposit and other
    time dep                                  117,039      2,780   2.38%     121,597    3,193    2.63%    115,568    4,125   3.57%
                                            ---------------------          -------------------          ------------------

    Total interest bearing deposits           193,679      3,338   1.72%     203,201    3,955    1.95%    188,456    5,058   2.68%

    Short term borrowed funds                  42,371      1,017   2.40%      25,147      451    1.79%     11,801      510   4.32%
    Long term debt                             67,665      2,110   3.12%      44,359    1,923    4.34%     34,088    1,637   4.80%
                                            ---------------------          -------------------          ------------------

    Total interest bearing liabilities        303,715      6,465   2.13%     272,707    6,329    2.32%    234,345    7,205   3.07%

    Non-interest bearing deposits              36,758                         33,818                       31,639
    Other liabilities                           4,170                          3,860                        4,293
    Shareholders' equity                       30,853                         30,181                       29,323

                                            ---------------------          -------------------          ------------------
    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY$ 375,496   $  6,465           $ 340,566 $  6,329           $ 299,600 $  7,205
                                            =====================          ===================          ==================

    Interest income and rate earned                     $ 19,774   5.59%             $ 19,565    6.11%            $ 19,809   7.08%
    Interest expense and rate paid                         6,465   2.13%                6,329    2.32%               7,205   3.07%
                                                      -------------------            ------------------           -----------------
    Interest rate spread                                           3.46%                         3.79%                       4.01%
    NET INTEREST INCOME & NET YIELD ON
    AVERAGE EARNING ASSETS                              $ 13,309   3.76%             $ 13,236    4.13%            $ 12,604   4.51%
                                                      ===================            ==================           =================




Capital

             Stockholders' equity totaled $31.2 million at December 31, 2004, compared to $30.2 million at December 31, 2003. The increase is primarily the result of net income of $2.8 million offset by dividend payments totaling $1.4 million, and $572 thousand decrease in accumulated other comprehensive income. Comprehensive income is the result of unrealized gains or losses on available-for-sale securities and the recognition of the fair value of certain derivative instruments. The Company's AFS portfolio, representing approximately 70% of investment securities are marked to market each month and the result of these unrealized gains or losses, net of deferred taxes are reported as a component of comprehensive income in stockholders' equity. The ratio of stockholders' equity to assets increased to 8.3% at December 31, 2004, from 8.1% at December 31, 2003. Combined capital expenditures for facilities and equipment for 2005 are budgeted to be $1.4 million. Since depreciation expense for 2005 is expected to be approximately $750 thousand, management does not anticipate a significant increase in fixed assets.

             Capital levels for the Company and the Bank substantially exceed the minimum requirements of the regulatory agencies for well-capitalized institutions in all three categories in both 2004 and 2003. Both the Company and the Bank maintain levels in total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and a leverage ratio (Tier 1 capital to average assets) in excess of the minimum requirements of 10.00%, 6.00% and 5.00%, respectively.

                                                      December 31, 2004              December 31, 2003
                                                    ---------------------           ---------------------
                                                    Company       Bank               Company       Bank
                                                    --------    ---------           --------    ---------
             Risk-based capital:
               Total                                $ 36,754     $ 34,836            $ 34,952    $ 33,252
               Tier 1                                 34,517       32,599              32,882      31,182
               Leverage                               34,517       32,599              32,882      31,182
             Assets:
               Quarterly average assets (1)          373,843      374,974             356,192     355,654
               Risk-weighted assets                  238,261      237,955             227,652     227,158
             Ratios:
               Total risk-based capital               15.43%       14.64%              15.39%      14.64%
               Tier 1 risk-based capital              14.49%       13.70%              14.48%      13.73%
               Leverage                                9.23%        8.69%               9.23%       8.77%

(1)      Excludes disallowed assets



Results of Operations

             The  following  are  measurements  of  the  Company's  earnings  in relation to assets, equity and earnings per share for the past three years.
                                                                  2004          2003         2002
                                                               --------      --------    ---------
             Return on average assets                             .76%          .80%         .41%
             Return on average equity                            9.22%         9.08%        4.23%
             Dividend payout ratio                              47.58%        49.38%      105.67%
             Average equity to average assets                    8.22%         8.86%        9.79%
             Net interest margin                                 3.76%         4.13%        4.51%
             Basic income per share                            $ 1.35        $ 1.30      $  0.59
             Diluted income per share                          $ 1.34        $ 1.29      $  0.59

Analysis of Net Income

             Net income for the twelve months ended December 31, 2004, was $2.8 million or $1.34 per diluted share, compared to $2.7 million or $1.29 per diluted share for the same period in 2003. Although net income was relatively unchanged for the two years, management believes that the consolidation of bank premises and reductions in bank-wide personnel has enhanced the position of the Company as it moves into the new year. The reduction of 20 full-time equivalents since December 31, 2003, and the elimination of four locations will enable the Company to be more efficient and productive in existing markets.

Analysis of Net Interest Income

             Net interest income (NII), the amount by which interest income on loans, investments and other interest earning assets exceed interest expense on deposits and other borrowed funds, increased $73 thousand to $13.3 million for the twelve months of 2004 compared to the same period in 2003. While increases in volumes of earning assets and costing liabilities created a positive effect of $870 thousand on NII, falling interest rates had the opposite effect. As more assets than liabilities repriced in the lower rate environment, NII decreased by $797 thousand from 2003 to 2004. Net interest margin decreased from 4.13% to 3.76%.

             The following table presents the dollar amount of changes in interest income and interest expense for major components of interest earning assets and interest bearing liabilities. It distinguishes between the changes related to outstanding balances and those due to changes in interest rates. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to (a) changes in volume (i.e., changes in volume multiplied by the old rate) and (b) changes in rates (i.e., changes in rates multiplied by the old volume.) For purposes of this table, changes attributable to both rate and volume have been allocated proportionately to the change due to volume and rates.




                                                                         2004 compared to 2003
                                                                   Increase/(Decrease) Due to Changes

                                                                      Total        Volume         Rate
                                                                 ---------------------------------------
                                                                          ($ in thousands)

       Interest earning assets:
       Loans                                                           (488)        1,147        (1,635)
       Investment securities:
       U.S. Government                                                   12            12             -
       Mortgage Backed Securities                                       752           732            20
       State & municipal                                                 57            75           (18)
       Other                                                           (109)          (43)          (66)
                                                                 ---------------------------------------

       Total investment securities                                      712           776           (64)

       Interest bearing bank balances                                    (7)          (12)            5
       Federal funds sold                                                (8)           (9)            1

                                                                 ---------------------------------------
       Total earning assets                                             209         1,902        (1,693)
                                                                 ---------------------------------------

       Interest bearing deposits:
       Savings                                                          (11)            -           (11)
       Interest bearing checking                                        (30)           (8)          (22)
       Money rate savings                                              (163)          (46)         (117)
       Certificates of deposit and other time deposits                 (413)         (117)         (296)
                                                                 ---------------------------------------

       Total interest bearing deposits                                 (617)         (171)         (446)

       Short term borrowed funds                                        566           378           188
       Long term debt                                                   187           826          (639)

                                                                 ---------------------------------------
       Total interest bearing liabilities                               136         1,033          (897)
                                                                 ---------------------------------------

       Change in Interest Earning Assets                                209         1,902        (1,693)
       Change in Interest Bearing Liabilities                           136         1,033          (897)
                                                                 ---------------------------------------
       Change in Net Interest Income                                     73           869          (796)
                                                                 =======================================



Provision for Loan Losses

             The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management's assessment of the risk of loss in the loan portfolio in light of current risk management strategies, economic conditions and market trends. A migration in the non-performing status of certain problem commercial and real estate loans from past due to partial charge-off and foreclosure occurred throughout 2004. The Company recorded a provision for the twelve months ended December 31, 2004, of $390 thousand, compared to $670 thousand in 2003. The lower levels of charge-offs and the quarterly estimates for the level of reserves in the allowance for loan losses resulted in lower provisions for 2004.

Non-Interest Income/Non-Interest Expense

             Non-interest income decreased $89 thousand from $2.8 million in 2003 to $2.7 million in 2004. Revenues from the Company's mortgage banking department were substantially reduced due to a sharp decline in mortgage production after a rise in mortgage rates from the historically low levels of 2003. Loans originated for sale to the secondary market decreased $35.1 million from $74.5 million in 2003 to $39.4 million in 2004. Due to this reduction in new originations, gains on sale of mortgage loans decreased $297 thousand. The Company has budgeted modest increases in mortgage income during 2005. Additional revenue of $66 thousand from the Company's investment department and a gain of approximately $175 thousand on the sale of the Shields Lane branch in Natchez helped offset the loss of revenue from mortgage loans.

             Non-interest expense increased only $128 thousand or 1% to $12.0 million for the year ended December 31, 2004, compared to $11.8 million for the same period in 2003. Salary expense for 2004 increased $270 thousand over 2003. Included in the 2004 expense is approximately $160 thousand related to deferred compensation, for the year 2005, associated with the resignation and retirement of four employees. Non-interest expense also improved $260 thousand from decreases in employee benefits.

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

             Principal sources of liquidity for the Company are asset cash flows, customer deposits and the ability to borrow against investment securities and loans. The Company's cash and cash equivalents decreased from $8.4 million at December 31, 2003, to $6.6 million at December 31, 2004. The decrease is due to a reduction in the amount of cash held at the Federal Reserve pursuant to applicable regulations. Cash provided by operating and financing activities during the year was $6.5 and $1.5 million, respectively, while investing activities used $9.8 million.

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

Off-Balance-Sheet Arrangements

             The Bank enters into off-balance-sheet arrangements in the normal course of its business. For a discussion of such arrangements, see Note A, "Summary of Significant Accounting Policies-Off-Balance-Sheet Financial Instruments," "Interest-Rate Cap Agreements," "Interest-Rate Swap Agreements," Note O, "Commitments and Contingencies," and Note R, "Interest Rate Risk Management," in the Notes to the Consolidated Financial Statements of the Company. Such discussion is incorporated by reference into this item.

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

                          Dividends
                          Per Share              High              Low
Year 2004
         4th Quarter        $ .32               $ 18.75           $ 16.75
         3rd Quarter                            $ 18.46           $ 16.82
         2nd Quarter        $ .32               $ 20.00           $ 16.55
         1st Quarter                            $ 19.80           $ 16.64
Year 2003
         4th Quarter        $ .32               $ 19.49           $ 16.30
         3rd Quarter                            $ 17.79           $ 15.64
         2nd Quarter        $ .32               $ 17.76           $ 13.66
         1st Quarter                            $ 15.20           $ 13.64


         On December 31, 2004, there were 529 shareholders of record of the Company's common stock.

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

         The Company has declared semiannual cash dividends in each of the last three fiscal years totaling, on an annual basis, $.62 per share for 2002 and $.64 per share for 2003 and $.64 in 2004. Historical dividend payout ratios, expressed as a percentage of net income, for 2002, 2003 and 2004, were 105.67%, 49.38% and 47.58%, respectively.

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

         Retained earnings of the Bank available for payment of cash dividends under applicable dividend regulations exceeded $2.8 million and $3.3 million as of December 31, 2004, and December 31, 2003, respectively. The Bank intends to retain most of these funds for capital and not pay them out as dividends.

Corporate Information


Annual Meeting/ Principal Office:
         3:30 P.M., Tuesday, April 26, 2005
         Britton & Koontz Bank, National Association
         500 Main Street
         Natchez, Mississippi 39120

Transfer Agent and Registrar:
         American Stock Transfer & Trust
         59 Maiden Lane
         New York, New York 10038
         718-921-8200

Independent Auditors:
         Hannis T. Bourgeois, LLP
         2322 Tremont Drive, Suite 200
         Baton Rouge, Louisiana 70809

For Additional Information Contact:
         William M. Salters
         Chief Financial Officer
         601-445-5576
         e-mail: corporate@bkbank.com

For copies of the Annual Report on Form 10-KSB or Quarterly Reports on Form 10-QSB filed with the Securities and Exchange Commission, visit www4.bkbank.com or contact:

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

Directors and Executive Officers

W. Page Ogden (1)
Chairman,
President & Chief Executive Officer
Britton & Koontz Capital Corporation
Britton & Koontz Bank, National Association

Robert R. Punches (1)
Partner
Gwin, Lewis & Punches, LLP, Attorneys
Vice Chairman
Britton & Koontz Capital Corporation
Britton & Koontz Bank, National Association

Albert W. Metcalfe (1)
President
Jordan Auto Company, Inc.
Secretary
Britton & Koontz Capital Corporation
Britton & Koontz Bank, National Association

W. W. Allen, Jr. (1)
President
Allen Petroleum Services, Inc.

Craig A. Bradford, D.M.D. (1)
Pediatric Dentist

A. J. Ferguson (1)
Petroleum Geologist

George R. Kurz (2)
Principal
Kurz & Hebert
Commercial Real Estate, Inc.

Bethany L. Overton (1)
President
Lambdin-Bisland Realty Co.

R. Andrew Patty II (1)
Member
Sieberth and Patty, LLC, Attorneys
Vice President
Britton & Koontz Capital Corporation

Vinod K. Thukral, Ph.D. (1)
Professor
Tulane University


(1) Director of Britton & Koontz Capital Corporation and Britton & Koontz Bank, N.A.

(2)  Director of Britton & Koontz Bank, N.A. only

Directors and Executive Officers


Directors Emeriti:

W. J. Feltus III
President
Feltus Brothers, Ltd

Wilton R. Dale
Petroleum Geologist
Co-Owner, Dale Exploration Company

C.H. Kaiser, Jr.
Partner
Jordan, Kaiser and Sessions, Engineering

Donald E. Killelea, M.D.
Pediatrician - retired

Bazile R. Lanneau
Life Insurance

BRITTON & KOONTZ BANK, N.A. Locations:

Natchez, Mississippi

Main Office
500 Main Street, 39120

Tracetown Shopping Center
55 Seargent S. Prentiss Drive, 39120

St. Catherine
411 Highway 61 North, 39120


Vicksburg, Mississippi

South Frontage Road
2150 S. Frontage Road, 39180

Medical Center
2059 Highway 61 North, 39180


Baton Rouge, Louisiana

Bluebonnet
8810 Bluebonnet, 70810

                                   EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT

                                   EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT


   The following is a list of subsidiaries of the Company at December 31, 2004:


                                                                  Approximate
                                           Jurisdiction          Percentage of
                                                of             Voting Securities
Subsidiaries                               Incorporation             Owned
------------                              ---------------     ------------------

Britton & Koontz Bank, National             United States            100%
Association

B&K Title Insurance Agency, Inc.            Mississippi              100%

Britton & Koontz Statutory Trust # 1        Mississippi              100%

                                   EXHIBIT 23


                                   CONSENT OF
                    INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

                       CONSENT OF HANNIS T. BOURGEOIS, LLP
                    INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS





We consent to the use of our Report of Independent Registered Public Accounting Firm dated January 26, 2005 on the consolidated financial statements of Britton & Koontz Capital Corporation and Subsidiaries for the years ended December 31, 2004 and 2003, to be included in its Annual Report (Form 10-KSB) filed with the Securities and Exchange Commission.



/s/ Hannis T. Bougeouis
--------------------------
Hannis T. Bougeois
Baton Rouge, Louisiana
February 18, 2005

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

         4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), for the small business issuer and have:

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


Date: March 15, 2005                   /s/ W. Page Ogden
                                       -----------------------------------------
                                       W. Page Ogden
                                       Chief Executive Officer

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

         4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), for the small business issuer and have:

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


Date: March 15, 2005                   /s/ William M. Salters
                                       -----------------------------------------
                                       William M. Salters
                                       Chief Financial Officer of Britton &
                                       Koontz Bank, N.A.(1)

                                  EXHIBIT 32.1

             SECTION 906 - CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                                  EXHIBIT 32.1

                    Certification of Chief Executive Officer
                         Pursuant to 18 U.S.C. ss. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


         In connection with the Annual Report on Form 10-KSB for the year ended December 31, 2004, of Britton & Koontz Capital Corporation (the "Company"), as filed with the Securities Exchange Commission on the date hereof (the "Annual Report"), I, W. Page Ogden, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1) the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: March 25, 2005                   /s/ W. Page Ogden
                                       -----------------------------------------
                                       W. Page Ogden
                                       Chief Executive Officer

                                  EXHIBIT 32.2

             SECTION 906 - CERTIFICATION OF CHIEF FINANCIAL OFFICER

                                  EXHIBIT 32.2

                    Certification of Chief Financial Officer
                         Pursuant to 18 U.S.C. ss. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


         In connection with the Annual Report on Form 10-KSB for the year ended December 31, 2004, of Britton & Koontz Capital Corporation (the "Company"), as filed with the Securities Exchange Commission on the date hereof (the "Annual Report"), I, William M. Salters, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:



(1) the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: March 25, 2005                   /s/ William M. Salters
                                       -----------------------------------------
                                       William M. Salters
                                       Chief Financial Officer of Britton &
                                       Koontz Bank, N.A.(2)



1 Mr. Salters performs functions similar to those of a chief financial officer for the Company.

2 Mr. Salters performs functions similar to those of a chief financial officer for the Company.