Form 10-Q
period 2005-03-31
BRITTON & KOONTZ CAPITAL CORP
filed 2005-05-13
CIK 707604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2005.

[ ]  Transition   Report   Pursuant  to  Section  13 or 15(d) of the  Securities
     Exchange Act of 1934 For the transition period from ________ to ________


                         Commission File Number 0-22606


                      BRITTON & KOONTZ CAPITAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


          Mississippi                                64-0665423
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization)

                   500 Main Street, Natchez, Mississippi 39120
               (Address of Principal Executive Offices) (Zip Code)

                                  601-445-5576
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

2,116,316 Shares of Common Stock, Par Value $2.50, were outstanding as of May 1, 2005.

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

         Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Item 4. Controls and Procedures



PART II.    OTHER INFORMATION


         Item 6.  Exhibits



SIGNATURES


CERTIFICATIONS

PART I            FINANCIAL INFORMATION

         Item 1.  Financial Statements

              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                              FOR THE PERIODS ENDED




                                   A S S E T S


                                                                             March 31,       December 31,
 ASSETS:                                                                       2005              2004
                                                                        ----------------  -----------------
 Cash and due from banks:
       Non-interest bearing                                                   $ 6,769,139       $ 5,739,604
       Interest bearing                                                           503,328           837,221
                                                                          ----------------  ----------------
              Total cash and due from banks                                     7,272,467         6,576,825

 Federal funds sold                                                                     -           109,031
 Investment Securities:
       Held-to-maturity (market value, in 2005 and 2004,
           of $40,234,217 and $41,337,742, respectively)                       39,026,015        39,803,853
       Available-for-sale (amortized cost, in 2005 and 2004,
           of $93,386,296 and $91,068,652, respectively)                       92,747,453        91,947,189
       Equity securities                                                        5,804,100         5,396,600
 Loans, less unearned income of $1,637 in 2005 and
           $1,996 in 2004, and allowance for loan losses of
           $2,307,545 in 2005 and $2,236,778 in 2004                          225,998,811       217,073,919
 Loans held for sale                                                            1,966,005         1,688,338
 Bank premises and equipment, net                                               8,254,726         8,265,756
 Other real estate, net                                                         1,352,515         1,320,337
 Accrued interest receivable                                                    2,170,718         2,127,079
 Cash surrender value of life insurance                                           911,114           943,481
 Deposit Premium                                                                  961,602           988,506
 Other assets                                                                     993,756           954,720
                                                                          ----------------  ----------------
 TOTAL ASSETS                                                               $ 387,459,282     $ 377,195,634
                                                                          ================  ================




                                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                             March 31,       December 31,
 LIABILITIES:                                                                  2005              2004
                                                                          ----------------  ----------------
 Deposits
       Non-interest bearing                                                  $ 41,160,172      $ 39,868,482
       Interest bearing                                                       191,544,341       186,419,447
                                                                          ----------------  ----------------
              Total deposits                                                  232,704,513       226,287,929

 Federal Home Loan Bank advances                                              105,185,830        96,922,871
 Federal funds purchased                                                        2,695,000         6,435,000
 Securities sold under repurchase agreements                                    8,346,102         8,103,381
 Accrued interest payable                                                       1,073,664           984,859
 Advances from borrowers for taxes and insurance                                  219,951           399,443
 Accrued taxes and other liabilities                                            1,197,150         1,910,383
 Junior subordinated debentures                                                 5,000,000         5,000,000
                                                                          ----------------  ----------------
              Total liabilities                                               356,422,210       346,043,866

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
 Common stock - $2.50 par value per share;
       12,000,000 shares authorized; 2,130,816 issued and 2,116,316
       outstanding for March 31, 2005 and December 31, 2004, respectively       5,327,040         5,327,040
 Additional paid-in capital                                                     7,254,113         7,254,113
 Retained earnings                                                             19,073,131        18,181,718
 Accumulated other comprehensive income                                          (359,837)          646,272
                                                                          ----------------  ----------------
                                                                               31,294,447        31,409,143
 Cost of 14,500 shares of common stock held by the company                       (257,375)         (257,375)
                                                                          ----------------  ----------------
              Total stockholders' equity                                       31,037,072        31,151,768
                                                                          ----------------  ----------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 387,459,282     $ 377,195,634
                                                                          ================  ================



              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                               Three Months Ended
                                                                    March 31,
                                                        --------------------------------
                                                              2005             2004
                                                        ---------------   --------------

 INTEREST INCOME:
 Interest and fees on loans                                $ 3,654,263      $ 3,406,487
 Interest on investment securities:
     Taxable interest income                                 1,090,030        1,019,685
     Exempt from federal taxes                                 408,837          407,404
 Interest on federal funds sold                                    492            1,335
                                                        ---------------   --------------
 Total interest income                                       5,153,622        4,834,911
                                                        ---------------   --------------

 INTEREST EXPENSE:
 Interest on deposits                                          886,040          858,491
 Interest on Federal Home Loan Bank advances                   801,036          631,480
 Interest on federal funds purchased                            29,520            4,219
 Interest on trust preferred securities                         71,699           54,548
 Interest on securities sold under repurchase agreements        46,763           28,851
                                                        ---------------   --------------
 Total interest expense                                      1,835,058        1,577,589
                                                        ---------------   --------------

 NET INTEREST INCOME                                         3,318,564        3,257,322

 Provision for loan losses                                      90,000          120,000
                                                        ---------------   --------------

 NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                             3,228,564        3,137,322
                                                        ---------------   --------------

 OTHER INCOME:
 Service charges on deposit accounts                           319,252          313,853
 Income from fiduciary activities                               10,193           12,447
 Income from investment activities                              31,213           23,042
 Insurance premiums and commissions                                 71             (244)
 Gain/(loss) on sale of ORE                                      1,870          (19,817)
 Gain/(loss) on sale of mortgage loans                          94,514           89,029
 Gain/(loss) on sale of other assets                                 -           (1,000)
 Other                                                         148,524          153,723
                                                        ---------------   --------------
 Total other income                                            605,637          571,033
                                                        ---------------   --------------


 OTHER EXPENSES:
 Salaries                                                    1,357,798        1,501,790
 Employee benefits                                             237,275          259,494
 Director fees                                                  51,525           47,660
 Net occupancy expense                                         241,679          215,977
 Equipment expenses                                            255,684          245,482
 FDIC assessment                                                 7,867            8,812
 Advertising                                                    54,220           51,562
 Stationery and supplies                                        50,797           60,747
 Audit expense                                                  47,451           40,030
 Other real estate expense                                       7,063           20,256
 Amortization of deposit premium                                26,904           26,904
 Other                                                         504,047          466,971
                                                        ---------------   --------------
 Total other expenses                                        2,842,310        2,945,684
                                                        ---------------   --------------


 INCOME BEFORE INCOME TAX EXPENSE                              991,891          762,671

 Income tax expense                                            100,478          138,611
                                                        ---------------   --------------
 NET INCOME                                                  $ 891,413        $ 624,060
                                                        ===============   ==============

 EARNINGS PER SHARE DATA:

 Basic earnings per share                                       $ 0.42           $ 0.30
                                                        ===============   ==============

 Basic weighted shares outstanding                           2,116,316        2,113,087
                                                        ===============   ==============

 Diluted earnings per share                                     $ 0.42           $ 0.29
                                                        ===============   ==============

 Diluted weighted shares outstanding                         2,120,750        2,119,730
                                                        ===============   ==============




                                       BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                        FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004



                                                                                              Accumulated
                                                 Common Stock       Additional                   Other                     Total
                                            ----------------------   Paid-in     Retained     Comprehensive   Treasury  Stockholders
                                              Shares     Amount      Capital     Earnings       Income         Stock      Equity
                                            ---------- ----------- ----------- ------------  -------------- ---------- -------------

 Balance at December 31, 2003               2,113,087  $ 5,318,968 $ 7,225,408 $ 16,690,918    $ 1,218,680  $ (257,375) $30,196,599

 Comprehensive Income:
     Net income                                     -            -           -      624,060              -                  624,060

     Other comprehensive income (net of tax)
     Net change in unrealized gain/(loss)
        on securities available for sale,
        net of taxes for $134,371                                                                  225,875                  225,875
 Other Comprehensive gains from
        derivates, net of reclassification
        adjustment of $18,864                                                                       31,711                   31,711
                                            ---------- ----------- ----------- ------------  -------------- ---------- -------------
 Balance at March 31, 2004                  2,113,087  $ 5,318,968 $ 7,225,408 $ 17,314,978    $ 1,476,266  $ (257,375) $31,078,245
                                            ========== =========== =========== ============  ============== ========== =============


 Balance at December 31, 2004               2,116,316  $ 5,327,040 $ 7,254,113 $ 18,181,718    $   646,272  $ (257,375) $31,151,768

 Comprehensive Income:
     Net income                                     -            -           -      891,413              -                  891,413

     Other comprehensive income (net of tax)
     Net change in unrealized gain/(loss)
        on securities available for sale,
        net of taxes of $565,983                                                                  (951,398)                (951,398)
 Other Comprehensive gains from
        derivates, net of reclassification
        adjustment of $32,547                                                                      (54,711)                 (54,711)
                                            ---------- ----------- ----------- ------------  -------------- ---------- -------------
 Balance at March 31, 2005                  2,116,316  $ 5,327,040 $ 7,254,113 $ 19,073,131    $  (359,837) $ (257,375) $31,037,072
                                            ========== =========== =========== ============  ============== ========== =============







              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             PERIODS ENDED MARCH 31,

                                                                                         2005                   2004
                                                                                  -------------------    -------------------

 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                                $ 891,413              $ 624,060
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
          Deferred income taxes                                                             (130,869)                27,367
          Provision for loan losses                                                           90,000                120,000
          Provision for depreciation                                                         186,666                185,186
          Stock dividends received                                                           (36,000)               (16,800)
          (Gain)/loss on sale of other real estate                                            (1,870)                19,817
          (Gain)/loss on sale of other repossessed assets                                          -                  1,000
          (Gain)/loss on sale of mortgage loans                                              (94,514)               (89,029)
          Net amortization (accretion) of securities                                          94,839                195,190
          Amortization of deposit premium                                                     26,904                 26,904
          Writedown of other real estate                                                           -                 11,000
 Net change in:
          Loans held for sale                                                               (277,667)            (1,061,458)
          Accrued interest receivable                                                        (43,639)                65,236
          Cash surrender value                                                                32,367                (16,071)
          Other assets                                                                      (106,730)               606,678
          Accrued interest payable                                                            88,805                 23,260
          Accrued taxes and other liabilities                                                 16,165               (358,164)

                                                                                  -------------------    -------------------
          Net cash provided (used) by operating activities                                   735,870                364,176
                                                                                  -------------------    -------------------


 CASH FLOWS FROM INVESTING ACTIVITIES
          (Increase)/decrease in federal funds sold                                          109,031                 41,361
          Proceeds from sales, maturities and paydowns
          of investment securities                                                         5,396,887              6,927,104
          Purchase of FHLB stock                                                            (371,500)                     -
          Purchases of investment securities                                              (7,031,532)                     -
          (Increase)/decrease in loans                                                    (9,007,120)            (5,538,801)
          Proceeds from sale and transfers of other real estate                               36,870                327,248
          Proceeds from sale and transfers of other repossessed assets                             -                  6,000
          Purchase of premises and equipment                                                (175,636)              (543,886)

                                                                                  -------------------    -------------------
          Net cash provided (used) by financing activities                               (11,043,000)             1,219,026
                                                                                  -------------------    -------------------





                                                                                         2005                   2004
                                                                                  -------------------    -------------------
 CASH FLOWS FROM FINANCING ACTIVITIES
          Increase /(decrease) in customer deposits                                        6,316,584              7,539,022
          Increase /(decrease) in brokered deposits                                          100,000                      -
          Increase /(decrease) in securities sold under
          repurchase agreements                                                              242,721                106,426
          Increase /(decrease) in federal funds purchased                                 (3,740,000)            (2,270,000)
          Increase /(decrease) in FHLB advances                                            8,262,959             (3,275,763)
          Increase /(decrease) in advances from borrowers
          for taxes and insurance                                                           (179,492)              (173,282)

                                                                                  -------------------    -------------------
          Net cash provided (used) by financing activities                                11,002,772              1,926,403
                                                                                  -------------------    -------------------

 NET INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS                                          695,642              3,509,605
                                                                                  -------------------    -------------------

 CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                            6,576,825              8,359,755
                                                                                  -------------------    -------------------

 CASH AND DUE FROM BANKS AT END OF PERIOD                                                $ 7,272,467           $ 11,869,360
                                                                                  ===================    ===================



 SUPPLEMENTAL DISCLOSURES OF CASH FLOW                                                   2005                   2004
                                                                                  -------------------    -------------------
 INFORMATION:

          Cash paid during the year for interest                                         $ 1,746,253            $ 1,554,329
                                                                                  ===================    ===================

 SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:

           Transfers from loans foreclosed to other real estate                             $ 67,178               $ 51,565
                                                                                  ===================    ===================

          Change in unrealized gains (losses)
           on securities available for sale                                             $ (1,517,380)             $ 360,245
                                                                                  ===================    ===================

          Change in the deferred tax effect in unrealized
           gains (losses) on securities available for sale                                $ (565,983)             $ 134,371
                                                                                  ===================    ===================

          Change in unrealized gains (losses) on derivative                                $ (87,258)              $ 50,575
                                                                                  ===================    ===================

          Change in the deferred tax effect in
          unrealized gains (losses) on derivative                                          $ (32,547)              $ 18,864
                                                                                  ===================    ===================



              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005



Note A.  Basis of Presentation

         The consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 2004, has been derived from the audited financial statements of the Company for the year then ended. The accompanying consolidated financial statements as of March 31, 2005, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position and operating results of the periods presented. Certain 2004 amounts have been reclassified to conform to the 2005 presentation.


Note B.  Interest Rate Risk Management

         On May 9, 2002, Britton & Koontz Bank, N.A., the Company's wholly-owned subsidiary (the "Bank"), entered into an off-balance sheet interest rate swap agreement to convert existing prime based loans to a fixed rate. Under the terms of the agreement, the Bank receives a fixed rate of 7.635% and is obligated to pay a floating rate based on USD-Prime-H.15, calculated on a contractual notional amount of $5,000,000. The original term is for five years, expiring May 10, 2007. The fair value of this derivative, designated as a cash flow hedge and considered highly effective, was $64,941 at March 31, 2005, and is reflected in other assets. The positive impact on income through March 31, 2005, is $27 thousand. Management does not consider the arrangement to have a material impact toward the Company's liquidity or capital resources and or to pose any known risks with respect to market or credit risk.


Note C.  Loans Held-for-Sale

         Loans held-for-sale are primarily thirty year and fifteen year fixed rate, one to four family real estate loans which are valued at the lower of cost or market, as determined by outstanding commitments from investors or current investor yield requirements, calculated on an individual basis. These loans are sold to protect earnings and equity from undesirable shifts in interest rates. Unrealized losses on loans held-for-sale are charged against income in the period of decline. Such declines are recorded in a valuation allowance account and deducted from the cost basis of the loans. At March 31, 2005, no charge was recorded. Gains on loans are recognized when realized.


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


  Note E.  Loan Commitments

         In the ordinary course of business, the Company enters into commitments to extend credit to its customers. Letters of credit included in the financial statements at March 31, 2005 and December 31, 2004, were $2.1 million and $2.1 million, respectively. As of March 31, 2005, the Company had entered into other commercial and residential loan commitments with certain customers that had an aggregate unused balance of $46.4 million, an increase from $40.7 million at December 31, 2004. Because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire, the balances on such commitments should not be used to project actual future liquidity requirements. However, the Company does incorporate expectations about the level of draws under all credit-related commitments into its funds management process.

  Note F.  Earnings per Share

         Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. The computation of diluted income per share assumes the exercise of all outstanding securities potentially convertible into common stock, including options granted, unless the effect is anti-dilutive. The effect will be anti-dilutive when the exercise price per share of an option exceeds the current market price for a share of our common stock. The following is information about the computation of earnings per share for the three months ended March 31, 2005 and 2004.

                                                   For the three months ended
                                                            March 31,
                                                 -----------------------------
                                                       2005            2004
                                                 -------------  --------------
Basic weighted average shares outstanding            2,116,316       2,113,087
Dilutive effect of granted options                       4,434           6,643

Diluted weighted average shares outstanding          2,120,750       2,119,730
Net income                                           $ 891,413       $ 624,060
Net income per share-basic                           $     .42       $     .30
Net income per share-diluted                         $     .42       $     .29


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

             This discussion is intended to present a review of the major factors affecting the financial condition and results of operations of the Company as of March 31, 2005, and disclose and expand on material changes from prior periods.

SUMMARY

             The Company had net income of approximately $891 thousand ($0.42 basic and diluted earnings per share) for the three months ended March 31, 2005, compared to $624 thousand ($0.30 basic and $0.29 diluted earnings per share) for the three months ended March 31, 2004.

             Total assets increased $10.3 million to $387.5 million at March 31, 2005, from $377.2 million at December 31, 2004. Since year-end, cash and due from banks increased $695 thousand to $7.3 million, available-for-sale investment securities increased $800 thousand to $92.7 million while the held-to-maturity portfolio fell $778 thousand to $39.0 million. Net loans, excluding loans held for sale, at March 31, 2005, increased $8.9 million from the end of the year to $226.0 million. Other real estate owned increased $32 thousand to $1.4 million over the same period. Deposits increased $6.4 million from December 31, 2004, to $232.7 million at March 31, 2005, while borrowings increased $4.8 million to $116.2 million over the same period. Total stockholders' equity decreased $114 thousand to $31.0 million. Earnings of $891 thousand were offset by $951 thousand and $55 thousand from unrealized losses in the available-for-sale investment portfolio and off-balance sheet derivatives, respectively.

             Financial Condition

             Assets

             The Company's total assets increased $10.3 million from $377.2 million at December 31, 2004 to $387.5 million at March 31, 2005. The Company's investment portfolio remained relatively stable at $137.6 million while the net loan balance, excluding loans held for sale, grew 4% from $217.1 million at December 31, 2004 to $226.0 million at March 31, 2005.

             Investment Securities

             The Company's investment portfolio at March 31, 2005, consisted of mortgage-backed, municipal, and corporate securities. Investment securities that are deemed to be held-to-maturity ("HTM") are accounted for by the amortized cost method while securities in the available-for-sale ("AFS") category are accounted for at fair value.

             Management determines the classification of its securities at acquisition. Generally, municipal securities are classified as held-to-maturity whereas mortgage backed securities are generally classified as available-for-sale. Total HTM and AFS investment securities remained relatively stable at $131.8 million as cash flows for the 1st quarter were re-invested back into the market. Equity securities increased $408 thousand to $5.8 million from December 31, 2004, to March 31, 2005, due primarily to the purchase of Federal Home Loan Bank stock. At March 31, 2005, equity securities were comprised primarily of Federal Reserve Bank stock of $522 thousand, Federal Home Loan Bank stock of $5.1 million and ECD Investments, LLC ("ECD") membership interests of $100 thousand. ECD is a vehicle through which banks, individuals and other institutions can participate in economic and business development activities in economically depressed regions of the country, in this instance, the states of Arkansas, Louisiana and Mississippi.

             The amortized cost of the Bank's investment securities, including HTM and AFS securities, at March 31, 2005, and December 31, 2004, are summarized in Table 1.

             TABLE 1: COMPOSITION OF INVESTMENT PORTFOLIO (Amortized Cost)

                                          03/31/05            12/31/04
                                         -------------     -------------
    Mortgage-Backed Securities           $ 92,516,268       $ 90,545,807
    Agencies Obligations                    3,997,770          3,997,544
    Obligations of State and
      Political Subdivisions               34,894,309         35,321,402
    Other Debt Securities                   1,003,964          1,007,752
                                         =============      ============
                                         $132,412,311       $130,872,505
                                         =============      ============

             Loans

             Loan growth of 4% during the first quarter of 2005 exceeded Company expectations of 2.5%. Management expects higher demand in all three Company markets (Baton Rouge, Louisiana, and Natchez and Vicksburg, Mississippi), which ultimately led to the increase, to continue through the second quarter of this year. Loans secured by real estate were the primary contributor to the growth; there were also slight increases in commercial loans. Home equity lines of credit continued to show signs of strength, increasing 7.5% to $13.3 million in the first quarter, as a result of the success of loan specials featuring lower interest rates for a specified length of time. The Company does not believe the low interest rates on the loan specials will impact net interest margin negatively in the long-term. The percentage of net loans, excluding loans held for sale, to total assets increased to 58.3% at March 31, 2005, compared to 57.5% at December 31, 2004. The loan to deposit ratio was 97.1% at March 31, 2005 compared to 95.9% at year-end

             Table 2 presents the Bank's loan portfolio composition at March 31, 2005, and December 31, 2004.

             TABLE 2: COMPOSITION OF LOAN PORTFOLIO

                                             03/31/05                 12/31/04
                                           ------------             ------------
Commercial, financial & agricultural       $ 32,115,000             $ 31,589,000
Real estate-construction                     21,462,000               18,360,000
Real estate-1-4 family residential           86,128,000               85,629,000
Real estate-other                            76,858,000               70,945,000
Installment                                  13,502,000               14,229,000
Other                                           210,000                  249,000
                                           ------------             ------------
       Total loans                         $230,275,000             $221,001,000
                                           ============             ============


             The Company's loan portfolio at March 31, 2005, had no significant concentrations of loans other than in the categories presented in the table above.

             Bank Premises

             The Company ended the year with six locations due to significant consolidation efforts throughout 2004, as discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. There have been no material changes in the Company's premises since the year-end.

             Asset Quality

             Nonperforming assets, including non-accrual loans, other real estate and loans 90 days or more delinquent, increased $407 thousand to $2.6 million at March 31, 2005, from $2.2 million at year-end. The increase is mainly due to non-accrual loans, but the current level is not deemed to represent a material decline in overall credit quality. The bank's nonperforming loan ratio increased to .56% at March 31, 2005, from .41% at December 31, 2004. A breakdown of nonperforming assets at March 31, 2005, and December 31, 2004, is shown in Table 3.

             TABLE 3: BREAKDOWN OF NONPERFORMING ASSETS

                                                 03/31/05           12/31/04
                                              -------------        ------------
                                                    (dollars in thousands)
    Non-accrual loans by type
      Real estate                               $     713          $     532
      Installment                                      59                 26
      Commercial and all other loans                  342                214
                                              -------------       ------------
          Total non-accrual loans                   1,114                772
      Loans past due 90 days or more                  161                129
                                              -------------       ------------
          Total nonperforming loans                 1,275                901
      Other real estate owned (net)                 1,353              1,320
                                              -------------       ------------
          Total nonperforming assets            $   2,628          $   2,221
                                              =============       ============
    Nonperforming loans as a percent
      of loans, net of unearned interest
      and loans held for sale                        .56%               .41%
                                              =============       ============

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

             The  allowance  consists  of  specific,   general  and  unallocated
components. The specific component relates to loans that are considered impaired. Loan loss reserve factors are multiplied against the balances in each risk rating category to arrive at the appropriate level of the specific component of the allowance. Loans assigned higher risk ratings are monitored more closely by management. The general component of the allowance for loan losses groups loans with similar characteristics; the level of the general component is a percentage of the balance of these loans. The percentage is based upon historical losses and the inherent risks within each category. The unallocated portion of the allowance reflects management's estimate of probable but undetected losses inherent in the portfolio; such estimates are influenced by uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, difficulty in identifying triggering events that correlate to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. The methodology for determining the adequacy of the allowance for loan losses is consistently applied; however, revisions may be made to the methodology and assumptions based on historical information related to charge-off and recovery experience and management's evaluation of the current loan portfolio.

             Based upon this evaluation, management believes the allowance for loan losses of $2.3 million at March 31, 2005, which represents 1.01% of gross loans held to maturity, is adequate, under prevailing economic conditions, to absorb probable losses on existing loans. At March 31, 2005, total reserves included specific reserves of $882 thousand, general reserves of $928 thousand and unallocated reserves of $490 thousand. At December 31, 2004, the allowance for loan loss was $2.2 million or 1.02% of gross loans held to maturity

             Provision for Possible Loan Losses

             The provision for possible loan losses is a charge to earnings to maintain the allowance for possible loan losses at a level consistent with management's assessment of the loan portfolio in light of current and expected economic conditions. The Company's regular review of the allowance is an effort to maintain it at an adequate level and make a proper provision expense to earnings.

             Table 4 details allowance activity for the three months ended March 31, 2005 and 2004:

             TABLE 4: ACTIVITY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                  03/31/05          03/31/04
                                                -------------    -------------
                                                    (dollars in thousands)
Balance at beginning of period                     $ 2,237           $ 2,070
    Charge-offs:
      Real Estate                                       (3)               (3)
      Commercial                                        (8)               (1)
      Installment and other                            (16)              (13)
    Recoveries:
      Real Estate                                        0                 1
      Commercial                                         5                 1
      Installment and other                              3                 4
                                                ------------     -------------
    Net (charge-offs)/recoveries                       (19)              (11)
      Provision charged to operations                   90               120
                                                ------------     -------------
Balance at end of period                           $ 2,308           $ 2,179
                                                ============     =============
Allowance for loan losses as a percent of
  loans, net of unearned interest & loans
   held for sale                                      1.01%             1.03%
                                                ============     =============
Net charge-offs as a percent of average loans          .01%              .01%
                                                ============     =============

             Potential Problem Loans

             At March 31,  2005,  the  Company  had no loans,  other  than those balances incorporated in tables 3 and 4 above, which management had significant doubts as to the ability of the borrower to comply with current repayment terms.

             Deposits

             Total deposits increased $6.4 million from $226.3 million at December 31, 2004, to $232.7 million at March 31, 2005. The increase in total deposits is due primarily to an increase in non-maturity public funds and customer demand deposits. The Company's markets are very competitive providing some volatility in obtaining deposits associated with public entities. These deposits are considered to be part of the total non-core wholesale funding used to fund investments and loans.

             TABLE 5: COMPOSITION OF DEPOSITS

                                         03/31/05                 12/31/04
                                      --------------            --------------
Non-Interest Bearing                  $   41,160,172            $   39,868,482
NOW Accounts                              33,428,983                28,103,197
Money Market Deposit Accounts             21,266,293                24,974,678
Savings Accounts                          19,222,117                16,490,444
Certificates of Deposit                  117,626,948               116,851,128
                                      --------------            --------------
       Total Deposits                 $  232,704,513            $  226,287,929
                                      ==============            ==============

             Borrowings

             Total bank borrowings, including Federal Home Loan Bank advances, Federal Funds purchased, and customer repurchase agreements, increased $4.8 million from $111.5 million at December 31, 2004 to $116.2 million at March 31, 2005. The additional borrowed funds along with the increase in bank deposits were used to fund the bank's $8.9 million increase in loans.

             Capital

             Stockholders' equity totaled $31.0 million at March 31, 2005 compared to $31.2 million at December 31, 2004. The decrease is the result of net income of $891 thousand for the three months ended March 31, 2005 offset by the change in comprehensive income/(loss) over the same period totaling $1.0 million. The calculation of comprehensive income includes changes in unrealized gains or losses in available-for-sale securities of $951 thousand and the recognition of the change in fair value of certain derivative instruments of $55 thousand. Due to the nature of the investment portfolio, management considers declines due to interest rates to be a temporary impairment of the security. Components of comprehensive income are excluded from the calculation of capital ratios. The Company maintained a total capital to risk weighted assets ratio of 15.08%, a Tier 1 capital to risk weighted assets ratio of 14.16% and a leverage ratio of 9.27% at March 31, 2005. These levels substantially exceed the minimum requirements of bank regulatory agencies for well-capitalized institutions of 10.00%, 6.00% and 5.00% respectively. The ratio of shareholders' equity to assets decreased to 8.0% at March 31, 2005, compared to 8.3% at December 31, 2004.

             Off-Balance Sheet Arrangements

             There have been no significant changes in the Company's off-balance sheet arrangements during the three months ended March 31, 2005. See Note B to the Company's consolidated financial statements for a description of the Company's off-balance sheet arrangements.


             Results of Operations

             Net Income

             Net income for the three months ended March 31, 2005, increased $267 thousand to $891 thousand, or $0.42 per diluted share, compared to $624 thousand, or $0.29 per diluted share for the same period in 2004. The increase is primarily due to additional net interest income after provision for loan losses of $91 thousand, an increase in net non-interest income/expense of $139 thousand and a one-time tax adjustment of $124 thousand made in the first quarter of 2005 associated with bank owned life insurance. Returns on average assets and average equity were .93% and 11.42% in the first quarter of 2005 compared to .67% and 8.16% in the first quarter of 2004. Returns on average assets and average equity excluding the annualized effect of the tax adjustment amounted to .83% and 10.29%, respectively. Consolidation of bank premises throughout 2004 and reductions in full-time equivalents from 149 at March 31, 2004, to 125 at March 31, 2005, provided for a more profitable first quarter of 2005. Management believes the consolidation initiatives will result in additional savings in occupancy, supplies and communication costs during the current calendar year. Management does not believe the reduction in employees will adversely affect ongoing operations but instead will allow the Company to be more competitive in all three markets it serves.

             Net Interest Income and Net Interest Margin

             One of the largest components of the Company's earnings is net interest income (NII), which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin (NIM) is net interest income expressed as a percentage of average earning assets.

              Net interest income increased $61 thousand to $3.3 million for the three months ended March 31, 2005 compared to the same period in 2004. An increase in loan volume, partially offset by rising interest rates during the first quarter of 2005, contributed to the increase in NII. The annualized net interest margin was 3.64% for the three months ended March 31, 2005, compared to

3.73% for the same period in 2004. Additional volumes and compression from higher interest rates contributed to the narrowing of net interest margin. The expected rising rate environment throughout 2005 will add additional pressure on net interest income and net interest margin. Management anticipates that the effects of rising interest rates offset by continued above-average loan growth will help to minimize this pressure on NII and NIM.

             Non-Interest Income

             Non-interest income includes service charges on deposit accounts, income from fiduciary and brokerage activities, gains from the sale of mortgage loans and other revenue not derived from interest on earning assets. Non-interest income for the three months ended March 31, 2005, increased $35 thousand over the same period in 2004. The increase was primarily the result of higher revenues from the sale of mortgage loans, higher fees from service charges on deposit accounts and investment activities. Income was received on $8.0 million in sales of mortgage loans during the first quarter of 2005 compared to $11.1 million in 2004.

             Non-Interest Expense

             Non-interest expense includes salaries and benefits, occupancy, equipment, audit and other operating expenses. Non-interest expenses for the three months ended March 31, 2005 were $2.8 million compared to $2.9 million for the same period in 2004. As was discussed earlier, in consolidating bank premises and employee reductions, the Company was able to realize lower costs associated with employee salary and benefits.

                Income Taxes

             The Company recorded income tax expense of $100 thousand for the three months ended March 31, 2005, compared to $139 thousand for the same period in 2004. The decrease resulted from the Company's adjustment of a tax liability in the amount of $124 thousand established in 1994 related to the possible cancellation of bank owned life insurance. It was determined that the liability will not be needed since management intends to keep the policies until maturity.

             Liquidity and Capital Resources

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

             The Company's cash and cash equivalents increased $577 thousand to $8.9 million at March 31, 2005 from $8.4 million at December 31, 2004. Cash provided by operating and financing activities during the first quarter of this year was $4.1 million and $4.2 million, respectively, while investing activities used $7.8 million. Investing activities include a net increase in loans of $13.0 million along with the purchase of $16.9 million of investment securities, offset by pay downs of $21.1 million.

             At March 31, 2005, the Company had unsecured federal funds lines with correspondent banks of $32 million and maintained the ability to draw on its line of credit with the Federal Home Loan Bank in the amount of approximately $4 million. In addition to these lines of credit, the bank had approximately $83 million in unencumbered investment securities available for collateralized borrowing. Management believes it maintains adequate liquidity for the Company's current needs.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

             Market risk reflects the potential risk of economic loss that would result from adverse changes in interest rates and market prices. The risk is usually seen in either reduced market value of financial assets or reduced net interest income in future periods.

         The Company utilizes an asset/liability committee comprised of three outside directors, the Bank's Chief Executive Officer and its Chief Financial Officer, who acts as chairman of the committee. The committee meets monthly and its primary responsibility is the management of the assets and liabilities of the Bank to produce a stable and evenly rising flow of net interest income, an appropriate level of capital and a level of liquidity adequate to respond to the needs of depositors and borrowers and to earnings' enhancement opportunities. The committee manages the interest rate risk inherent in the loan, investment, deposit and borrowed funds portfolios. Further, the committee manages the risk profile of the Company and determines strategies to maintain interest rate sensitivity at a low level.

             Annually, an economic value of equity analysis is performed to determine the sensitivity of capital associated with interest rate changes. The analysis showed that, at December 31, 2004, in a rising rate scenario where rates moved up by 200 basis points, the value of equity would decline by less than 15%. The committee as reported to the Board of Directors agreed that this was well within acceptable limits.

             There have been no significant changes in the Company's market risk position since December 31, 2004.


 Item 4. Controls and Procedures

             As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BRITTON & KOONTZ CAPITAL CORPORATION




Date:     May 13, 2005                      /s/ W. Page Ogden
                                            ------------------------------------
                                            W. Page Ogden
                                            Chairman and Chief Executive Officer




Date:     May 13, 2005                      /s/ William M. Salters
                                            ------------------------------------
                                            William M. Salters
                                            Chief Financial Officer

                                  EXHIBIT 31.1

             SECTION 302 - CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                                                                    EXHIBIT 31.1



                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


         I, W. Page Ogden, certify that:



         1. I have reviewed this quarterly report on Form 10-Q of Britton & Koontz Capital Corporation;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by the report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.





Date:     May 13, 2005                      /s/ W. Page Ogden
                                            ------------------------------------
                                            W. Page Ogden
                                            Chief Executive Officer

                                  EXHIBIT 31.2

             SECTION 302 - CERTIFICATION OF CHIEF FINANCIAL OFFICER

                                                                    EXHIBIT 31.2



                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


         I, William M. Salters, certify that:



         1. I have reviewed this quarterly report on Form 10-Q of Britton & Koontz Capital Corporation;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by the report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.






Date:     May 13, 2005                      /s/ William M. Salters
                                            ------------------------------------
                                            William M. Salters
                                            Chief Financial Officer

                                  EXHIBIT 32.1

             SECTION 906 - CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                                                                    EXHIBIT 32.1




                    Certification of Chief Executive Officer
                         Pursuant to 18 U.S.C. ss. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


         In connection with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, of Britton & Koontz Capital Corporation (the "Company"), as filed with the Securities Exchange Commission on the date hereof (the "Quarterly Report"), I, W. Page Ogden, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1)           the  Quarterly  Report fully  complies  with the  requirements  of
              Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Date:     May 13, 2005                      /s/ W. Page Ogden
                                            ------------------------------------
                                            W. Page Ogden
                                            Chief Executive Officer

                                  EXHIBIT 32.2

             SECTION 906 - CERTIFICATION OF CHIEF FINANCIAL OFFICER

                                                                    EXHIBIT 32.2







                    Certification of Chief Financial Officer
                         Pursuant to 18 U.S.C. ss. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


         In connection with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, of Britton & Koontz Capital Corporation (the "Company"), as filed with the Securities Exchange Commission on the date hereof (the "Quarterly Report"), I, William M. Salters, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1)           the  Quarterly  Report fully  complies  with the  requirements  of
              Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






Date:     May 13, 2005                      /s/ William M. Salters
                                            ------------------------------------
                                            William M. Salters
                                            Chief Financial Officer