Form 10-Q
period 2005-06-30
BRITTON & KOONTZ CAPITAL CORP
filed 2005-08-05
CIK 707604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2005

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from ___________ to ___________


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

2,116,316  Shares  of Common Stock,  Par Value $2.50,  were   outstanding  as of
August 1, 2005.

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

        Item 4.  Controls and Procedures


PART II.     OTHER INFORMATION


        Item 4.  Submission of Matters to a Vote of Security Holders

        Item 6.  Exhibits



SIGNATURES


CERTIFICATIONS

PART I  FINANCIAL INFORMATION

        Item 1.Financial Statements





              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                              FOR THE PERIODS ENDED




                                             A S S E T S


                                                                          June 30,       December 31,
 ASSETS:                                                                   2005             2004
                                                                     ---------------- ---------------
 Cash and due from banks:
       Non-interest bearing                                              $ 6,612,878     $ 5,739,604
       Interest bearing                                                    3,488,388         837,221
                                                                     ---------------- ---------------
              Total cash and due from banks                               10,101,266       6,576,825

 Federal funds sold                                                            8,209         109,031
 Investment Securities:
       Held-to-maturity (market value, in 2005 and 2004,
           of $39,989,170 and $41,337,742, respectively)                  38,566,405      39,803,853
       Available-for-sale (amortized cost, in 2005 and 2004,
           of $93,390,137 and $91,068,652, respectively)                  93,382,534      91,947,189
       Equity securities                                                   6,003,100       5,551,600
 Loans, less unearned income of $1,318 in 2005 and
           $1,996 in 2004, and allowance for loan losses of
           $2,393,236 in 2005 and $2,226,610 in 2004                     232,942,512     217,073,919
 Loans held for sale                                                       2,448,679       1,688,338
 Bank premises and equipment, net                                          8,285,792       8,265,756
 Other real estate                                                         1,609,295       1,320,337
 Accrued interest receivable                                               2,237,069       2,127,079
 Cash surrender value of life insurance                                      916,658         943,481
 Deposit Premium                                                             934,698         988,506
 Other assets                                                                991,359         954,720
                                                                     ---------------- ---------------

 TOTAL ASSETS                                                          $ 398,427,576   $ 377,350,634
                                                                     ================ ===============




                                LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                        June 30,       December 31,
 LIABILITIES:                                                             2005             2004
                                                                     ---------------- ---------------
 Deposits
       Non-interest bearing                                             $ 39,557,088    $ 39,868,482
       Interest bearing                                                  188,776,049     186,419,447
                                                                     ---------------- ---------------
              Total deposits                                             228,333,137     226,287,929

 Federal Home Loan Bank advances                                         106,089,103      96,922,871
 Federal funds purchased                                                  16,120,000       6,435,000
 Securities sold under repurchase agreements                               8,679,877       8,103,381
 Accrued interest payable                                                    918,853         984,859
 Advances from borrowers for taxes and insurance                             279,254         399,443
 Accrued taxes and other liabilities                                       1,262,219       1,910,383
 Junior subordinated debentures                                            5,155,000       5,155,000
                                                                     ---------------- ---------------
              Total liabilities                                          366,837,443     346,198,866
                                                                     ---------------- ---------------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
 Common stock - $2.50 par value per share;
       12,000,000 shares authorized; 2,130,816 and 2,116,316 issued and outstanding for June 30, 2005 and December 31, 2004,
       respectively                                                        5,327,040       5,327,040
 Additional paid-in capital                                                7,254,113       7,254,113
 Retained earnings                                                        19,222,713      18,181,718
 Accumulated other comprehensive income                                       43,642         646,272
                                                                     ---------------- ---------------
                                                                          31,847,508      31,409,143
 Cost of 14,500 shares of common stock held by the company                  (257,375)       (257,375)
                                                                     ---------------- ---------------
              Total stockholders' equity                                  31,590,133      31,151,768

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 398,427,576   $ 377,350,634
                                                                     ================ ===============





              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                     Three Months Ended                Six Months Ended
                                                                          June 30,                         June 30,
                                                               ------------------------------   ------------------------------
                                                                   2005            2004             2005             2004
                                                               -------------   --------------   --------------   -------------
 INTEREST INCOME:
 Interest and fees on loans                                     $ 3,897,814      $ 3,547,382      $ 7,552,077     $ 6,953,870
 Interest on investment securities:
     Taxable interest income                                      1,107,046        1,000,887        2,197,076       2,020,572
     Exempt from federal taxes                                      408,340          406,810          817,178         814,214
 Interest on federal funds sold                                         275              589              768           1,924
                                                               -------------   --------------   --------------   -------------
 Total interest income                                            5,413,475        4,955,668       10,567,099       9,790,580
                                                               -------------   --------------   --------------   -------------


 INTEREST EXPENSE:
 Interest on deposits                                               936,198          796,051        1,822,238       1,654,542
 Interest on Federal Home Loan Bank advances                        849,974          648,685        1,651,010       1,280,165
 Interest on federal funds purchased                                 76,741           10,481          106,260          14,700
 Interest on trust preferred securities                              79,112           55,852          150,811         110,400
 Interest on securities sold under repurchase agreements             60,936           30,470          107,698          59,321
                                                               -------------   --------------   --------------   -------------
 Total interest expense                                           2,002,961        1,541,539        3,838,017       3,119,128
                                                               -------------   --------------   --------------   -------------

 NET INTEREST INCOME                                              3,410,514        3,414,129        6,729,082       6,671,452

 Provision for loan losses                                           90,000          120,000          180,000         240,000
                                                               -------------   --------------   --------------   -------------

 NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                  3,320,514        3,294,129        6,549,082       6,431,452
                                                               -------------   --------------   --------------   -------------

 OTHER INCOME:
 Service charges on deposit accounts                                342,227          328,748          661,480         642,601
 Income from fiduciary activities                                    10,279           12,016           20,472          24,462
 Income from investment activities                                   45,995           36,882           77,208          59,923
 Insurance premiums and commissions                                      47             (344)             118            (588)
 Gain/(loss) on sale of ORE                                          (4,334)         (30,688)          (2,464)        (50,505)
 Gain/(loss) on sale of mortgage loans                               82,246          103,740          176,760         192,769
 Gain/(loss) on sale of premises & equipment                            150          173,445              150         173,445
 Gain/(loss) on sale of other assets                                      -           (7,106)               -          (8,106)
 Other                                                              112,380          147,374          260,902         301,097
                                                               -------------   --------------   --------------   -------------
 Total other income                                                 588,990          764,067        1,194,626       1,335,098
                                                               -------------   --------------   --------------   -------------

 OTHER EXPENSES:
 Salaries                                                         1,336,078        1,790,375        2,693,876       3,292,165
 Employee benefits                                                  246,090          227,640          483,366         487,134
 Director fees                                                       54,828           46,210          106,353          93,870
 Net occupancy expense                                              212,705          230,325          454,384         446,302
 Equipment expenses                                                 272,122          220,352          527,806         465,834
 FDIC assessment                                                      7,815            8,731           15,681          17,543
 Advertising                                                         49,920           79,235          104,140         123,737
 Stationery and supplies                                             34,681           61,720           85,478         122,467
 Audit expense                                                       47,753           35,674           95,204          75,704
 Other real estate expense                                           15,289            7,655           22,352          27,911
 Amortization of deposit premium                                     26,904           26,904           53,808          53,808
 Other                                                              478,238          456,268          982,286         930,298
                                                               -------------   --------------   --------------   -------------
 Total other expenses                                             2,782,423        3,191,089        5,624,734       6,136,773
                                                               -------------   --------------   --------------   -------------


 INCOME BEFORE INCOME TAX EXPENSE                                 1,127,081          867,107        2,118,974       1,629,778

 Income tax expense                                                 279,117          185,846          379,595         324,457
                                                               -------------   --------------   --------------   -------------
 NET INCOME                                                       $ 847,964        $ 681,261      $ 1,739,379     $ 1,305,321
                                                               =============   ==============   ==============   =============

 EARNINGS PER SHARE DATA:

 Basic earnings per share                                            $ 0.40           $ 0.32           $ 0.82          $ 0.62
                                                               =============   ==============   ==============   =============

 Basic weighted shares outstanding                                2,116,316        2,113,087        2,116,316       2,113,087
                                                               =============   ==============   ==============   =============


 Diluted earnings per share                                          $ 0.40           $ 0.32           $ 0.82          $ 0.62
                                                               =============   ==============   ==============   =============

 Diluted weighted shares outstanding                              2,121,520        2,118,162        2,120,841       2,118,371
                                                               =============   ==============   ==============   =============




              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004



                                                                                                               Accumulated
                                                                                 Additional                       Other
                                                         Common Stock             Paid-in         Retained     Comprehensive
                                                  ---------------------------
                                                    Shares         Amount         Capital         Earnings        Income
                                                  -----------   -------------   ------------   -------------- --------------

 Balance at December 31, 2003                      2,113,087      $5,318,968     $7,225,408     $ 16,690,918    $ 1,218,680

 Comprehensive Income:
     Net income                                            -               -              -        1,305,321              -

     Other comprehensive income (net of tax):
     Net change in unrealized gain/(loss)
        on securities available for sale, net
        of taxes for $739,079                                                                                    (1,264,307)
 Other Comprehensive gains from
        derivatives, net of reclassification
        adjustment of $50,379                                                                                       (84,684)
 Total Comprehensive Income

 Cash Dividend declared
        $.32 per share                                                                              (676,188)

                                                  -----------   -------------   ------------   -------------- --------------
 Balance at June 30, 2004                          2,113,087      $5,318,968     $7,225,408     $ 17,320,051     $ (130,311)
                                                  ===========   =============   ============   ============== ==============


 Balance at December 31, 2004                      2,116,316      $5,327,040     $7,254,113     $ 18,181,718      $ 646,272

 Comprehensive Income:
     Net income                                            -               -              -        1,739,379              -

     Other comprehensive income (net of tax):
     Net change in unrealized gain/(loss)
        on securities available for sale, net
        of taxes of $330,530                                                                                       (555,610)
 Other Comprehensive gains from
        derivatives, net of reclassification
        adjustment of $27,971                                                                                       (47,020)
 Total Comprehensive Income

 Cash Dividend declared
        $.33 per share                                                                              (698,384)

                                                  -----------   -------------   ------------   -------------- --------------
 Balance at June 30, 2005                          2,116,316      $5,327,040     $7,254,113     $ 19,222,713       $ 43,642
                                                  ===========   =============   ============   ============== ==============



              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004




                                                                      Total
                                                      Treasury     Stockholders'

                                                       Stock          Equity
                                                    ------------  --------------


 Balance at December 31, 2003                         $(257,375)   $ 30,196,599

 Comprehensive Income:
     Net income                                                       1,305,321

     Other comprehensive income (net of tax):
     Net change in unrealized gain/(loss)
        on securities available for sale, net
        of taxes for $739,079                                        (1,264,307)
 Other Comprehensive gains from
        derivatives, net of reclassification
        adjustment of $50,379                                           (84,684)
                                                                  --------------
 Total Comprehensive Income                                             (43,670)

 Cash Dividend declared
        $.32 per share                                                 (676,188)

                                                    ------------  --------------
 Balance at June 30, 2004                             $(257,375)   $ 29,476,741
                                                    ============  ==============


 Balance at December 31, 2004                         $(257,375)   $ 31,151,768

 Comprehensive Income:
     Net income                                                       1,739,379

     Other comprehensive income (net of tax):
     Net change in unrealized gain/(loss)
        on securities available for sale, net
        of taxes of $330,530                                           (555,610)
 Other Comprehensive gains from
        derivatives, net of reclassification
        adjustment of $27,971                                           (47,020)
                                                                  --------------
 Total Comprehensive Income                                           1,136,749

 Cash Dividend declared
        $.33 per share                                                 (698,384)

                                                    ------------  --------------
 Balance at June 30, 2005                             $(257,375)   $ 31,590,133
                                                    ============  ==============




       BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS
                  PERIODS ENDED JUNE 30,

                                                                           2005             2004
                                                                       --------------   --------------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                              $ 1,739,379      $ 1,305,321
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
          Deferred income taxes                                             (162,737)         104,319
          Provision for loan losses                                          180,000          240,000
          Provision for depreciation                                         387,051          347,493
          Stock dividends received                                           (80,000)         (33,800)
          (Gain)/loss on sale of other real estate                             2,464           50,505
          (Gain)/loss on sale of other repossessed assets                          -            8,106
          (Gain)/loss on sale of mortgage loans                             (176,760)        (192,769)
          (Gain)/loss on sale of premises and equipment                         (150)        (173,445)
          Net amortization (accretion) of securities                         178,935          357,721
          Amortization of deposit premium                                     53,808           53,808
          Writedown of other real estate                                           -           11,000
 Net change in:
          Loans held for sale                                               (760,341)       1,006,985
          Accrued interest receivable                                       (109,990)         (26,078)
          Cash surrender value                                                26,823          (23,686)
          Other assets                                                       (81,131)         205,766
          Accrued interest payable                                           (66,006)         (41,229)
          Accrued taxes and other liabilities                               (126,927)         480,316

                                                                       --------------   --------------
          Net cash provided (used) by operating activities                 1,004,418        3,680,333
                                                                       --------------   --------------


 CASH FLOWS FROM INVESTING ACTIVITIES
          (Increase)/decrease in federal funds sold                          100,822           28,762
          Proceeds from sales, maturities and paydowns
          of investment securities                                        12,766,588       14,562,424
          Purchase of FHLB stock                                            (371,500)         (98,700)
          Purchases of investment securities                             (14,029,560)      (9,900,270)
          (Increase)/decrease in loans                                   (16,310,318)     (12,020,147)
          Proceeds from sale and transfers of other real estate              109,999          747,554
          Proceeds from sale and transfers of other repossessed assets         6,565           29,000
          Proceeds from sale of premises and equipment                           150          771,918
          Purchase of premises and equipment                                (407,087)        (944,914)

                                                                       --------------   --------------
          Net cash provided (used) by investing activities               (18,134,341)      (6,824,373)
                                                                       --------------   --------------




                                                                           2005             2004
                                                                       --------------   --------------

 CASH FLOWS FROM FINANCING ACTIVITIES
          Increase /(decrease) in customer deposits                        3,628,209       (8,412,115)
          Increase /(decrease) in brokered deposits                       (1,583,000)       5,364,000
          Increase /(decrease) in securities sold under
          repurchase agreements                                              576,496          132,978
          Increase /(decrease) in federal funds purchased                  9,685,000        2,525,000
          Increase /(decrease) in FHLB advances                            9,166,232        4,967,641
          Increase /(decrease) in advances from borrowers
          for taxes and insurance                                           (120,189)        (114,389)
          Cash dividends paid                                               (698,384)        (676,188)

                                                                       --------------   --------------
          Net cash provided (used) by financing activities                20,654,364        3,786,927
                                                                       --------------   --------------

 NET INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS                        3,524,441          642,887
                                                                       --------------   --------------

 CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                            6,576,825        8,359,755
                                                                       --------------   --------------

 CASH AND DUE FROM BANKS AT END OF PERIOD                               $ 10,101,266      $ 9,002,642
                                                                       ==============   ==============





 SUPPLEMENTAL DISCLOSURES OF CASH FLOW                                     2005             2004
                                                                       --------------   --------------
 INFORMATION:

          Cash paid during the year for interest                        $ 3,904,023       $ 3,160,356
                                                                       ==============   ==============

          Cash paid during the year for income taxes                    $   467,955       $  321,214
                                                                       ==============   ==============


 SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:

           Transfers from loans foreclosed to other real estate         $    401,121      $   71,019
                                                                       ==============   ==============

          Change in unrealized gains (losses)
           on securities available for sale                             $   (886,140)     $(2,003,386)
                                                                       ==============   ==============

          Change in the deferred tax effect in unrealized
           gains (losses) on securities available for sale              $   (330,530)     $  (739,079)
                                                                       ==============   ==============

          Change in unrealized gains (losses) on derivative             $    (74,991)     $  (135,063)
                                                                       ==============   ==============

          Change in the deferred tax effect in
          unrealized gains (losses) on derivative                       $    (27,971)     $   (50,379)
                                                                       ==============   ==============




              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2005 AND DECEMBER 31, 2004


Note A.  Basis of Presentation

        The consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 2004, has been derived from the audited financial statements of the Company for the year then ended. The accompanying consolidated financial statements as of June 30, 2005 are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position and operating results of the periods presented. Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

Note B.  Interest Rate Risk Management

        On May 9, 2002, Britton & Koontz Bank, N.A., the Company's wholly-owned subsidiary (the "Bank"), entered into an off-balance sheet interest rate swap agreement to convert existing prime based loans to a fixed rate. Under the terms of the agreement, the Bank receives a fixed rate of 7.635% and is obligated to pay a floating rate based on USD-Prime-H.15, calculated on a contractual notional amount of $5,000,000. The original term is for five years, expiring May 10, 2007. The fair value of this derivative, designated as a cash flow hedge and considered highly effective, was $77,208 at June 30, 2005, and is reflected in other assets.

Note C.  Loans Held-for-Sale

        Loans held-for-sale are primarily thirty year and fifteen year fixed rate, one to four family real estate loans which are valued at the lower of cost or market, as determined by outstanding commitments from investors or current investor yield requirements, calculated on an individual basis. Unrealized losses on loans held-for-sale are charged against income in the period of decline. Such declines are recorded in a valuation allowance account and deducted from the cost basis of the loans. At June 30, 2005, no charge was recorded. Gains on loans are recognized when realized.

Note D.  Junior Subordinated Debentures

        On March 26, 2003, the Company finalized its participation in FTN Financial Capital Market's and Keefe, Bruyette & Woods' pooled trust preferred offering. The Company established Britton & Koontz Statutory Trust # 1 which issued 5,000 capital securities and 155 common securities with an aggregate liquidation amount of $5 million and $155 thousand, respectively. The term of the capital securities and debentures is 30 years, callable after 5 years at the option of the Company. The initial interest rate was 4.41%, adjusting quarterly at 3-Month LIBOR plus 3.15% and capped at 11.75%. The interest rate at June 30, 2005, was 6.62%.

 Note E.  Loan Commitments

        In the ordinary course of business, the Company enters into commitments to extend credit to its customers. Letters of credit included in the financial statements at June 30, 2005 and December 31, 2004, were $2.3 million and $2.1 million, respectively. As of June 30, 2005, the Company had entered into other commercial and residential loan commitments with certain customers that had an aggregate unused balance of $52.5 million, compared to $40.7 million at December 31, 2004. Because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire, the balances on such commitments should not be used to project actual future liquidity requirements. However, the Company does incorporate expectations about the level of draws under all credit-related commitments into its funds management process.

 Note F.  Earnings per Share

        Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share assumes exercise of all potential common stock, including options granted, unless the effect is anti-dilutive. The following is information about the computation of earnings per share for the three and six months ended June 30, 2005.

For the three months ended June 30, 2005
                                                                       Per Share
                                              Net Income     Shares      Amount
                                              ----------   ---------   ---------
Basic income per share
  Income available to common shareholders     $  847,964   2,116,316     $0.40

Effect of diluted securities                                   5,204
                                              ----------------------------------
Dilutive income per share
  Income available to common shareholders
      Plus assumed conversion                 $  847,964   2,121,520     $0.40


For the six months ended June 30, 2005
                                                                       Per Share
                                              Net Income     Shares      Amount
                                              ----------   ---------   ---------
Basic income per share
  Income available to common shareholders     $1,739,379   2,116,316     $0.82

Effect of diluted securities                                   4,525
                                              ----------------------------------
Dilutive income per share
  Income available to common shareholders
      Plus assumed conversion                 $1,739,379   2,120,841     $0.82


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          This discussion is intended to present a review of the major factors affecting the financial condition of the Company as of June 30, 2005 and the results of operations of the Company for the three and six month periods ended June 30, 2005, as compared to the corresponding periods of 2004.

SUMMARY

          The Company reported net income of $848 thousand ($0.40 basic and diluted earnings per share) for the three-month period ended June 30, 2005, compared to net income of $681 thousand ($0.32 basic and diluted earnings per share) for the same period in 2004. For the six-month period ended June 30, 2005, the Company had net income of $1.7 million ($0.82 basic and diluted earnings per share), compared to net income of $1.3 million ($0.62 basic and diluted earnings per share) for the same period in 2004.

          Total assets increased $21.1 million from $377.3 million at December 31, 2004 to $398.4 million at June 30, 2005. Year-end cash and due from banks increased $3.5 million to $10.1 million; available-for-sale investment securities increased $1.4 million to $93.4 million while the held-to-maturity portfolio fell $1.2 million to $38.6 million. Net loans, excluding loans held for sale, increased $15.9 million to $232.9 million since December 31, 2004. Other real estate owned increased $289 thousand over the same period. Since year-end, deposits increased $2.0 million to $228.3 million at June 30, 2005 while borrowings increased $19.4 million over the same period. Total stockholders' equity increased $438 thousand to $31.6 million at June 30, 2005 from $31.2 million at December 31, 2004.

          Financial Condition

          Assets

          The Company's total assets increased $21.1 million from $377.3 million at December 31, 2004 to $398.4 million at June 30, 2005. This increase was due to greater than expected loan growth in all three of the Company's markets through June 30, 2005. The Company anticipates that loan growth through the final six months of this year will continue to exceed previous expectations. The Company projects total assets to be just under $400 million by December 31, 2005, allowing the Bank to fund additional loan growth with cash flows from the investment portfolio. This shift in assets from securities to loans reflects the Company's efforts to slow the compression in the Bank's net interest margin by providing a change in asset mix with an anticipated greater net interest margin.

          Investment Securities

          The Company's investment portfolio at June 30, 2005 consists of government agency, mortgage-backed, municipal, and corporate securities. Investment securities that are deemed to be held-to-maturity are accounted for by the amortized cost method while securities in the available-for-sale categories are accounted for at fair value.

          Management determines the classification of its securities at acquisition. Total held-to-maturity and available-for-sale investment securities of $132 million at June 30, 2005 remained relatively unchanged since year end. Equity securities increased $451 thousand due primarily to the purchase of Federal Home Loan Bank stock. Equity securities are comprised primarily of Federal Reserve Bank stock of $522 thousand, Federal Home Loan Bank stock of $5.2 million, the Company's investment in its statutory trust of $155 thousand and ECD Investments, LLC membership interests of $100 thousand. The investment in the statutory trust is an addition to equity securities to comply with Revised FASB Interpretation 46, "Consolidation of Variable Interest Entities."

          The amortized cost of the Bank's investment securities at June 30, 2005 and December 31, 2004, are summarized in Table 1.


          TABLE 1: COMPOSITION OF INVESTMENT PORTFOLIO (Amortized Cost)


                                            06/30/05              12/31/04
                                        --------------        -------------
   Mortgage-Backed Securities           $  89,562,124         $  90,545,807
   Agencies                                 6,496,165             3,997,544
   Obligations of state and
      Political Subdivisions               34,897,719            35,321,402
   Corporate Securities                     1,000,534             1,007,752
                                        ==============        =============
                                        $ 131,956,542         $ 130,872,505
                                        ==============        =============

          Loans held to maturity

        Loan demand in the Company's market areas began to strengthen during the first six months of 2005, as was expected. However, loans grew at a pace that exceeded Company projections of growth through this period by over $7.6 million, or 3%. Loans, net of the loan loss reserve, increased 7.3%, or $15.9 million, to $232.9 million at June 30, 2005 from $217.1 million at December 31, 2004. The increase was helped in part by slight increases in home equity loans attributable to the continued success of loan specials. However, the majority of the increase came as a result of increased activity in the commercial real estate non-residential area. All markets experienced growth during the first six months; however, loan growth in the Baton Rouge, Louisiana market was 18% since December 31, 2004, while the Vicksburg, Mississippi contributed growth of 11% since December 31, 2004. The loan to total assets ratio increased to 58.5% at June 30, 2005, compared to 57.5% at December 31, 2004. At June 30, 2005, the loan to deposit ratio was 102% compared to 96% at year-end. Fixed rate conforming mortgage assets with maturities greater than 12 years are sold in the secondary market at the time of origination.

          Management anticipates continued loan growth through the remainder of this year primarily from the Baton Rouge, Louisiana, and Vicksburg, Mississippi, markets. Table 2 presents the Bank's loan portfolio composition at June 30, 2005, and December 31, 2004.

          TABLE 2: COMPOSITION OF LOAN PORTFOLIO

                                        06/30/05             12/31/04
                                     --------------     ----------------
Commercial, financial & agricultural $  34,139,000      $  31,589,000
Real estate-construction                23,422,000          18,360,000
Real estate-1-4 family residential      97,888,000          90,290,000
Real estate-other                       68,694,000          66,284,000
Installment                             13,451,000          14,229,000
Other                                      190,000             249,000
                                    ---------------     ----------------
      Total loans                    $ 237,784,000      $  221,001,000
                                    ===============     ================

          Bank Premises

          The Company had leased its branch on Perkins Road in Baton Rouge, Louisiana that it closed at the end of 2004. The lease term was to expire at the end of 2006. After conversations with the owner regarding his ability to lease the building to another tenant, the Company was released from liability and the lease agreement was terminated. There have been no significant changes in the Company's premises since year-end.

          Asset Quality

          Nonperforming assets, including non-accrual loans, other real estate and loans 90 days or more delinquent, increased $644 thousand to $2.9 million at June 30, 2005, from $2.2 million at year-end. The Bank's nonperforming loan ratio increased to .53% at June 30, 2005 from .41% at December 31, 2004. The increase is due primarily to one large commercial real estate credit which carries a Small Business Administration (SBA) guarantee of 75% of the principal amount of the loan. Due to the process of liquidation on an SBA loan, including the time involved, the Bank decided that the conservative approach was to move the entire balance to non-accrual as opposed to moving only the non-guaranteed portion to non-accrual. A breakdown of nonperforming assets at June 30, 2005, and December 31, 2004, is shown in Table 3.

          TABLE 3: BREAKDOWN OF NONPERFORMING ASSETS

                                              06/30/05       12/31/04
                                            -----------    -----------
                                              (dollars in thousands)
   Non-accrual loans by type
     Real estate                             $   1,071      $     532
     Installment                                    64             26
     Commercial and all other loans                 93            214
                                            ----------     ----------
         Total non-accrual loans                 1,228            772
     Loans past due 90 days or more                 28            129
                                            ----------     ----------
         Total nonperforming loans               1,256            901
     Other real estate owned (net)               1,609          1,320
                                            ----------     ----------
         Total nonperforming assets          $   2,865      $   2,221
                                            ==========     ==========
   Nonperforming loans as a percent
     of loans, net of unearned interest
     and loans held for sale                      .53%           .41%
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

          Based upon this evaluation, management believes the allowance for loan losses of $2.4 million at June 30, 2005, which represents 1.02% of gross loans held to maturity, is adequate, under prevailing economic conditions, to absorb losses on existing loans. At December 31, 2004, the allowance for loan losses was $2.2 million, or 1.02%, of gross loans held to maturity.

          Provision for Possible Loan Losses

          The provision for possible loan losses is a charge to earnings to maintain the allowance for possible loan losses at a level consistent with management's assessment of the loan portfolio in light of current and expected economic conditions. The Company's regular review of the allowance is an effort to maintain it at an adequate level and provide necessary data to maintain a proper provision expense to earnings. Based upon this evaluation, management believes the provision for possible loan losses of $30 thousand per month at June 30, 2005, is adequate to provide coverage for possible loan losses that may be inherent in the portfolio.

          Table 4 details allowance activity for the six months ended June 30, 2005 and June 30, 2004:

          TABLE 4: ACTIVITY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                 06/30/05      06/30/04
                                               -----------    -----------
                                                 (dollars in thousands)
 Balance at beginning of year                    $ 2,237       $ 2,070
   Charge-offs:
     Real Estate                                     (50)           (0)
     Commercial                                       (8)          (70)
     Installment and other                           (25)          (32)
   Recoveries:
     Real Estate                                      26             1
     Commercial                                        8             1
     Installment and other                            25            16
                                                ----------     ----------
   Net (charge-offs)/recoveries                      (24)          (84)
     Provision charged to operations                 180           240
                                                ----------     ----------
 Balance at end of period                        $ 2,393       $ 2,226
                                                ==========     ==========
     Allowance for loan losses as a percent
     of loans, net of unearned interest
     and loans held for sale                        1.02%         1.02%
                                                ==========     ==========
Net charge-offs as a percent of
   average loans                                     .01%          .04%
                                                ==========     ==========

          Potential Problem Loans

          At June 30, 2005, the Company had no loans, other than those balances incorporated in tables 3 and 4 above, that management had significant doubts as to the ability of the borrower to comply with current repayment terms.

          Deposits

          Total deposits increased $2.0 million from $226.3 million at December 31, 2004, to $228.3 million at June 30, 2005. Customer deposits increased $3.6 million, replacing $1.6 million in brokered deposits. Each of the Company's markets is very competitive, and management expects deposit cost to increase as short-term interest rates continue to climb.

          TABLE 5: COMPOSITION OF DEPOSITS

                                        06/30/05             12/31/04
                                     -------------        -------------
Non-Interest Bearing                 $  39,557,088        $  39,868,482
NOW Accounts                            29,375,312           28,103,197
Money Market Deposit Accounts           25,756,073           24,974,678
Savings Accounts                        21,154,314           16,490,444
Certificates of Deposit                112,490,350          116,851,128
                                     -------------        -------------
      Total Deposits                 $ 228,333,137        $ 226,287,929
                                     =============        =============

          Borrowings

          Total bank borrowings, including Federal Home Loan Bank advances, federal funds purchased and customer repurchase agreements, increased $19.4 million from $111.5 million at December 31, 2004 to $130.9 million at June 30, 2005. The majority of the additional borrowed funds were used to fund the Bank's $15.9 million increase in loans. However, management expects that cash flows from the investment portfolio to fund additional loan growth throughout the remainder of 2005.

          Capital

          Stockholders' equity totaled $31.6 million at June 30, 2005 compared to $31.2 million at December 31, 2004. The increase is primarily the result of net income, dividends paid and the change in comprehensive income/ (loss) over the first six months totaling $1.7 million, ($698) thousand and ($603) thousand, respectively. Comprehensive income is the result of unrealized gains or losses in available-for-sale securities and the recognition of the fair value of certain derivative instruments. The ratio of shareholders' equity to assets decreased to 7.9% at June 30, 2005 compared to 8.3% at December 31, 2004.

          The Company maintained a total capital to risk weighted assets ratio of 14.95%, a Tier 1 capital to risk weighted assets ratio of 14.01% and a leverage ratio of 9.14% at June 30, 2005. These levels substantially exceed the minimum requirements of the regulatory agencies for well-capitalized institutions of 10.00%, 6.00% and 5.00% respectively.

          Off-Balance Sheet Arrangements

          There have been no significant changes in the Company's off-balance sheet arrangements during the six months ended June 30, 2005. See Note B, "Interest Rate Risk Management," to the Company's consolidated financial statements for a description of the Company's off-balance sheet arrangements.


          Results of Operations

          Net Income

          Net income for the three months ended June 30, 2005 increased to $848 thousand, or $0.40 per diluted share, compared to $681 thousand, or $0.32 per diluted share, for the same period in 2004. Returns on average assets and average equity were .86% and 10.73%, respectively, for the three months ended June 30, 2005 compared to .72% and 9.02%, respectively, for the same period in 2004. The increase in net income was due primarily to consolidation of bank premises throughout 2004 and the reduction of full-time equivalents from 142 at June 30, 2004 to 123 at June 30, 2005. Both of these initiatives resulted in a more profitable second quarter of 2005 and additional savings in personnel, occupancy, supplies and communication is expected. Management believes these efforts will allow the Company to be more competitive in all of its markets.

          For the six months ended June 30, 2005, net income and diluted earnings per share were $1.7 million, or $0.82 per share, compared to $1.3 million, or $0.62 per share, for the same period in 2004. The increase, much like the quarter, was due to the consolidation of premises and reduction in personnel. Management does not believe the reduction in personnel will adversely affect ongoing operations.

          Net Interest Income and Net Interest Margin

          One of the largest components of the Company's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

          Net interest income remained stable at $3.4 million for the three months ended June 30, 2005 as compared to the same period in 2004. Due to the structure of the Company's balance sheet, the rising interest rate environment and the flattening yield curve between short and long-term rates had a negative impact of approximately $209 thousand on net interest income in the second quarter of 2005. However, significant growth in the loan portfolio helped minimize the negative effect. The lower rate environment also contributed to the compression and narrowing of net interest margin to 3.66% for the quarter ended June 30, 2005 compared to 3.88% at June 30, 2004.

          For the six months ended June 30, 2005, net interest income increased $58 thousand to $6.7 million compared to the same period in 2004. The increase was due primarily for the same reasons as expressed in the quarterly analysis except that over the six-month period additional net interest income from the growth in average loans actually exceeded the negative impact due to increases in interest rates. Net interest margin decreased from 3.80% to 3.64%.

          Non-Interest Income

          Non-interest income includes service charges on deposit accounts, income from fiduciary activities, gains from the sale of mortgage loans and other revenue not derived from interest on earning assets. Non-interest income for the three months ended June 30, 2005 decreased $175 thousand over the same period in 2004. Non-interest income during the second quarter of 2004 included the recognition of a gain of approximately $173 thousand due to the sale of the Bank's Shields Lane Branch in Natchez, Mississippi. Excluding this non-recurring event, non-interest income for the second quarter of 2005 approximately matched the amount for the same period in 2004. Increases in service charges on deposit accounts and income from investment sales were offset by lower revenues from the sale of mortgage loans. A gain of $84 thousand on the sale $8.8 million in mortgage loans was realized during the second quarter of 2005 compared to $104 thousand on $12.4 million in sales for the same period in 2004. Originations of mortgages were lower in the second quarter of 2005 as rates began to move higher, beginning in 2004. Management believes mortgage originations will continue to be strong, despite the decrease in 2005, because long-term interest rates remain relatively low. However, as rates begin to return to historic levels, meaning that long-term rates would increase, mortgage originations are expected to decline.

          For the six months ended June 30, 2005, non-interest income decreased $140 thousand compared to the same period in 2004 primarily due to the gain recorded from the branch sale in 2004. Mortgage loan sales for the six months ended June 30, 2005 fell 28.7% to $16.8 million compared to $23.5 million during the same period in 2004.

          Non-Interest Expense

          Non-interest  expense  includes  salaries  and  benefits,   occupancy,
equipment and other operating expenses. Non-interest expenses for the three months ended June 30, 2005, were $2.8 million compared to $3.2 million for the three months ended June 30, 2004, a decrease of 13%, or $409 thousand. The major cause of the decrease was a $286 thousand pre-tax expense related to employee salaries for deferred compensation recorded during the second quarter of 2004, due to the retirement and/or resignation of three senior employees. A reduction in full-time equivalents, supplies, occupancy and advertising also contributed to the decrease in non-interest expense.

          Non-interest expense for the six months ended June 30, 2005 decreased $512 thousand to $5.6 million compared to $6.1 million during the same period in 2004. This decrease was due to the above explanation concerning deferred compensation along with general reductions in personnel from period to period.

          Income Taxes

          The Company recorded income tax expense of $279 thousand for the three months ended June 30, 2005, compared to $186 thousand for the same period in 2004. Income tax expense for the six months ended June 30, 2005 was $380 thousand compared to $324 thousand during the same period in 2004.

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

          The Company's cash and cash equivalents increased $3.5 million to $10.1 million at June 30, 2005 from $6.6 million at December 31, 2004. The increase is primarily due to a $3 million certificate of deposit issued on June 30, 2005. The Bank was unable to use the cash from this certificate of deposit to pay down borrowed funds prior to the end of the second quarter. Cash provided by operating and financing activities during the second quarter of this year was $1.0 million and $20.6 million, respectively, while investing activities used $18.1 million

          The Company has unsecured federal funds lines with correspondent banks and maintains the ability to draw on its line of credit with the Federal Home Loan Bank in the amounts of approximately $18 and $8 million, respectively. Management believes it maintains adequate liquidity for the Company's current needs.

          In the ordinary course of business, the Company enters into commitments to extend credit to its customers. See Note E, "Loan Commitments," to the Consolidated Financial Statements for a discussion of the Company's commitments to extend credit as of June 30, 2005.

          The Company's liquidity and capital resources are substantially dependent on the ability of the Bank to transfer funds to the Company in the form of dividends, loans and advances. Certain restrictions exist on the ability of the Bank to transfer such funds to the Company. Federal Reserve regulations limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At June 30, 2005, the maximum amount available for transfer from the Bank to the Company in the form of loans on a securitized basis was $1.6 million. There were no loans outstanding from the Bank to the Company at June 30, 2005.

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

        The Company utilizes an asset/liability committee ("ALCO") comprised of four outside directors, the Bank's Chief Executive Officer and its Chief Financial Officer, who acts as chairman of the committee. The committee meets monthly or more often as needed, and its primary responsibility is the management of the assets and liabilities of the Bank to produce a stable and evenly rising flow of net interest income, an appropriate level of capital and a level of liquidity adequate to respond to the needs of depositors and borrowers and to earnings' enhancement opportunities. The committee manages the interest rate risk inherent in the loan, investment, deposit and borrowed funds portfolios. Further, the committee manages the risk profile of the Company and determines strategies to maintain interest rate sensitivity at a low level.


          The Company utilizes an electronically based financial modeling system. After supplying the system with an interest rate scenario and a set of projections, the ALCO and Board of Directors receive a standard reporting package showing the current and future impact of changes in interest rates, strategies and tactics and tracking information against budgets, other forecasts and actual performance.

          The Company models Economic Value of Equity (EVE) as an asset/liability management tool to measure market risk. Annually, the EVE analysis is performed to determine the effect of the Bank's franchise value under different rate scenarios. This value is calculated by subtracting the net present value of the bank's liabilities from the net present value of its assets. The difference is referred to as "net portfolio value" with the value calculated under each rate scenario measured as a percentage change to the base portfolio value. At December 31, 2004, the analysis showed that in a rising rate scenario as rates moved up by 200 basis points, the value of the Bank's net portfolio value would decline by less than 15%. The committee as reported to the Board of Directors agreed that this was well within acceptable limits.

          There have been no significant changes in the Company's market risk position since December 31, 2004.

Item 4.   Controls and Procedures

          As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a vote of Security holders.

        Our Annual Meeting was held on April 26, 2005. Management solicited proxies pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition.

        The only matter voted upon at our Annual Meeting was the election of two Class III directors to serve three year terms expiring in 2008. The following directors were elected as Class III directors at the Annual Meeting by the votes indicated:

                              For        Withheld      Abstain           Total
    R. Andrew Patty II     1,523,423       21,232          0          1,544,655
    George R. Kurz         1,537,616        7,039          0          1,544,655

Item 6.   Exhibits


Exhibit        Description of Exhibit

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

4.1* Shareholder Rights Agreement dated June 1, 1996, between Britton & Koontz Capital Corporation and Britton & Koontz First National Bank, as Rights Agent, incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997.

31.1   Certifications of the Chief  Executive  Officer, as  required pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002

31.2   Certifications  of  the Chief Financial Officer,  as required pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002

32.1   Certifications  of  the Chief Executive Officer,  as required pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002

32.2   Certifications  of  the Chief Financial Officer,  as required pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002

* As indicated in the column entitled "Exhibits" this exhibit is incorporated by reference to another filing or document

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.









                                            BRITTON & KOONTZ CAPITAL CORPORATION




Date:   August 5, 2005                      /s/ W. Page Ogden
                                            ____________________________________
                                            W. Page Ogden
                                            Chairman and Chief Executive Officer




Date:   August 5, 2005                       /s/ William M. Salters
                                             ___________________________________
                                             William M. Salters
                                             Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit      Description of Exhibit

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






Date: August 5, 2005                                   /s/ W. Page Ogden
                                                       _________________________
                                                       W. Page Ogden
                                                       Chief Executive Officer

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







Date: August 5, 2005                                  /s/ William M. Salters
                                                      __________________________
                                                      William M. Salters
                                                      Chief Financial Officer

                                  EXHIBIT 32.1

             SECTION 906 - CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                                                                    EXHIBIT 32.1








                    Certification of Chief Executive Officer
                         Pursuant to 18 U.S.C. ss. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


        In connection with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, of Britton & Koontz Capital Corporation (the "Company"), as filed with the Securities Exchange Commission on the date hereof (the "Quarterly Report"), I, W. Page Ogden, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1) the Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)     the information contained  in  the  Quarterly   Report  fairly presents,
          in all material respects, the financial condition and results of operations of the Company.







Date: August 5, 2005                         /s/ W. Page Ogden
                                             ___________________________________
                                             W. Page Ogden
                                             Chief Executive Officer

                                  EXHIBIT 32.2

             SECTION 906 - CERTIFICATION OF CHIEF FINANCIAL OFFICER

                                                                    EXHIBIT 32.2







                    Certification of Chief Financial Officer
                         Pursuant to 18 U.S.C. ss. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


        In connection with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, of Britton & Koontz Capital Corporation (the "Company"), as filed with the Securities Exchange Commission on the date hereof (the "Quarterly Report"), I, William M. Salters, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1) the Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)     the  information  contained  in the Quarterly Report fairly presents, in
          all   material  respects,  the  financial  condition  and  results  of operations of the Company.







Date: August 5, 2005                        /s/ William M. Salters
                                            ____________________________________
                                            William M. Salters
                                            Chief Financial Officer