Form 10-Q
period 2005-09-30
BRITTON & KOONTZ CAPITAL CORP
filed 2005-11-14
CIK 707604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Quarterly Period Ended September 30, 2005

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from ___________ to ___________


                         Commission File Number 0-22606



                      BRITTON & KOONTZ CAPITAL CORPORATION
             (Exact name of Registrant as Specified in Its Charter)



         Mississippi
(State or other jurisdiction of                        64-0665423
 incorporation or organization)          (I.R.S. Employer Identification Number)


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]   No  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes [ ]   No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       2,116,316 Shares of Common Stock, Par Value $2.50, were outstanding as of November 11, 2005.

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


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Item 4. Controls and Procedures


PART II.    OTHER INFORMATION

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         Item 6.  Exhibits



SIGNATURES


CERTIFICATIONS

PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements






              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION





                                               A S S E T S


                                                                         September 30,     December 31,
 ASSETS:                                                                     2005             2004
                                                                       ----------------  ----------------
 Cash and due from banks:
       Non-interest bearing                                               $ 10,392,355       $ 5,739,604
       Interest bearing                                                        469,253           837,221
                                                                       ----------------  ----------------
              Total cash and due from banks                                 10,861,608         6,576,825

 Federal funds sold                                                                  -           109,031
 Investment Securities:
       Held-to-maturity (market value, in 2005 and 2004,
           of $39,819,126 and $41,337,742, respectively)                    38,268,288        39,803,853
       Available-for-sale (amortized cost, in 2005 and 2004,
           of $86,387,076 and $91,068,652, respectively)                    85,742,288        91,947,189
       Equity securities                                                     6,054,300         5,551,600
 Loans, less unearned income of $1,307 in 2005 and
           $1,996 in 2004, and allowance for loan losses of
           $2,403,094 in 2005 and $2,236,778 in 2004                       240,798,353       217,073,919
 Loans held for sale                                                         1,175,300         1,688,338
 Bank premises and equipment, net                                            8,193,583         8,265,756
 Other real estate                                                           1,284,879         1,320,337
 Accrued interest receivable                                                 2,355,882         2,127,079
 Cash surrender value of life insurance                                        928,515           943,481
 Core Deposit, net                                                             907,794           988,506
 Other assets                                                                  999,048           954,720
                                                                       ----------------  ----------------

 TOTAL ASSETS                                                            $ 397,569,838     $ 377,350,634
                                                                       ================  ================




                                  LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                         September 30,    December 31,
 LIABILITIES:                                                               2005              2004
                                                                       ----------------  ----------------
 Deposits
       Non-interest bearing                                               $ 47,782,133      $ 39,868,482
       Interest bearing                                                    194,994,408       186,419,447
                                                                       ----------------  ----------------
              Total deposits                                               242,776,541       226,287,929

 Federal Home Loan Bank advances                                           105,097,559        96,922,871
 Federal funds purchased                                                     3,450,000         6,435,000
 Securities sold under repurchase agreements                                 6,272,957         8,103,381
 Accrued interest payable                                                    1,132,305           984,859
 Advances from borrowers for taxes and insurance                               390,880           399,443
 Accrued taxes and other liabilities                                         1,691,710         1,910,383
 Junior subordinated debentures                                              5,155,000         5,155,000
                                                                       ----------------  ----------------
              Total liabilities                                            365,966,952       346,198,866
                                                                       ----------------  ----------------



 STOCKHOLDERS' EQUITY:
 Common stock - $2.50 par value per share;
       12,000,000 shares authorized; 2,130,816 and 2,116,316 issued and outstanding, respectively, for September 30, 2005, and
      December 31, 2004                                                      5,327,040         5,327,040
 Additional paid-in capital                                                  7,254,113         7,254,113
 Retained earnings                                                          19,670,028        18,181,718
 Accumulated other comprehensive income                                       (390,920)          646,272
                                                                       ----------------  ----------------
                                                                            31,860,261        31,409,143
 Cost of 14,500 shares of common stock held by the company                    (257,375)         (257,375)
                                                                       ----------------  ----------------

              Total stockholders' equity                                    31,602,886        31,151,768
                                                                       ----------------  ----------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 397,569,838     $ 377,350,634
                                                                       ================  ================




              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                    Three Months Ended                Nine Months Ended
                                                                      September 30,                     September 30,
                                                             --------------------------------  -------------------------------

                                                                  2005             2004            2005             2004
                                                             ---------------  ---------------  --------------  ---------------
 INTEREST INCOME:
 Interest and fees on loans                                     $ 4,181,057      $ 3,529,398     $11,733,133      $10,483,266
 Interest on investment securities:
     Taxable interest income                                      1,067,892        1,045,754       3,264,967        3,066,327
     Exempt from federal taxes                                      408,217          408,467       1,225,395        1,222,681
 Interest on federal funds sold                                         600              167           1,368            2,091
                                                             ---------------  ---------------  --------------  ---------------

 Total interest income                                            5,657,766        4,983,786      16,224,863       14,774,365
                                                             ---------------  ---------------  --------------  ---------------

 INTEREST EXPENSE:
 Interest on deposits                                             1,127,632          828,399       2,949,870        2,482,942
 Interest on Federal Home Loan Bank advances                        939,025          683,616       2,590,035        1,963,781
 Interest on federal funds purchased                                 74,595           36,395         180,855           51,095
 Interest on trust preferred securities                              84,940           59,092         235,751          169,492
 Interest on securities sold under repurchase agreements             44,172           40,215         151,870           99,536
                                                             ---------------  ---------------  --------------  ---------------

 Total interest expense                                           2,270,364        1,647,717       6,108,381        4,766,846
                                                             ---------------  ---------------  --------------  ---------------

 NET INTEREST INCOME                                              3,387,402        3,336,069      10,116,482       10,007,519

 Provision for loan losses                                           60,000          120,000         240,000          360,000
                                                             ---------------  ---------------  --------------  ---------------

 NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                  3,327,402        3,216,069       9,876,482        9,647,519
                                                             ---------------  ---------------  --------------  ---------------

 OTHER INCOME:
 Service charges on deposit accounts                                375,974          359,169       1,048,441        1,001,770
 Income from fiduciary activities                                    10,661           10,142          31,133           34,604
 Income from investment activities                                   60,254           44,813         137,462          104,737
 Gain/(loss) on sale of ORE                                          (3,127)           7,536          (5,591)         (42,970)
 Gain/(loss) on sale of mortgage loans                               95,884           75,440         272,644          268,209
 Gain/(loss) on sale of premises & equipment                            992                -           1,142          173,445
 Gain/(loss) on sale of other assets                                 (1,500)           8,299          (1,500)             193
 Other                                                              102,835          121,708         352,869          422,217
                                                             ---------------  ---------------  --------------  ---------------

 Total other income                                                 641,973          627,107       1,836,600        1,962,205
                                                             ---------------  ---------------  --------------  ---------------

 OTHER EXPENSES:
 Salaries                                                         1,442,388        1,377,589       4,136,264        4,669,755
 Employee benefits                                                  253,373          241,353         736,739          728,486
 Director fees                                                       50,354           48,385         156,707          142,255
 Net occupancy expense                                              227,743          241,083         682,127          687,385
 Equipment expenses                                                 279,440          248,002         807,246          713,836
 FDIC assessment                                                      7,883            8,657          23,564           26,200
 Advertising                                                         33,064           66,699         137,204          190,436
 Stationery and supplies                                             47,652           56,374         133,130          178,841
 Audit expense                                                       47,551           44,078         142,755          119,781
 Other real estate expense                                           45,776           13,057          68,128           40,968
 Amortization of deposit premium                                     26,904           26,904          80,712           80,712
 Other                                                              412,311          551,897       1,394,596        1,482,196
                                                             ---------------  ---------------  --------------  ---------------

 Total other expenses                                             2,874,439        2,924,078       8,499,172        9,060,851
                                                             ---------------  ---------------  --------------  ---------------

 INCOME BEFORE INCOME TAX EXPENSE                                 1,094,936          919,098       3,213,910        2,548,873

 Income tax expense                                                 266,683          200,162         646,278          524,619
                                                             ---------------  ---------------  --------------  ---------------

 NET INCOME                                                       $ 828,253        $ 718,936     $ 2,567,632      $ 2,024,254
                                                             ===============  ===============  ==============  ===============


 EARNINGS PER SHARE DATA:

 Basic earnings per share                                            $ 0.39           $ 0.34          $ 1.21           $ 0.96
                                                             ===============  ===============  ==============  ===============

 Basic weighted shares outstanding                                2,116,316        2,116,070       2,116,316        2,114,089
                                                             ===============  ===============  ==============  ===============


 Diluted earnings per share                                          $ 0.39           $ 0.34          $ 1.21           $ 0.96
                                                             ===============  ===============  ==============  ===============

 Diluted weighted shares outstanding                              2,122,912        2,119,959       2,121,368        2,117,806
                                                             ===============  ===============  ==============  ===============





              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004




                                                                                           Accumulated
                                            Common Stock         Additional                   Other                       Total
                                      ------------------------    Paid-in      Retained    Comprehensive   Treasury    Stockholders'
                                        Shares       Amount       Capital      Earnings      Income         Stock         Equity
                                      ----------   -----------  -----------  ------------ ------------   ----------   ------------

 Balance at December 31, 2003         2,113,087    $5,318,968   $7,225,408   $ 16,690,918 $ 1,218,680    $(257,375)   $ 30,196,599

 Comprehensive Income:
     Net income                               -             -            -      2,024,254           -                    2,024,254

     Other comprehensive income:
     Change in fair value of
        available for sale securities,
        net of taxes of $30,077                                                              (145,297)                    (145,297)
     Change in fair value of
        derivatives, net of taxes
        of $38,584                                                                            (64,856)                     (64,856)
                                                                                                                      ------------
 Total Comprehensive Income                                                                                              1,814,101

 Cash Dividend declared
        $.32 per share                                                           (676,187)                                (676,187)

 Issuance of common stock                 3,229         8,072       28,705                                                  36,777
                                      ----------   -----------  -----------  ------------ ------------   ----------   ------------
 Balance at September 30, 2004        2,116,316    $5,327,040   $7,254,113   $ 18,038,985 $ 1,008,527    $(257,375)   $ 31,371,290
                                      ==========   ===========  ===========  ============ ============   ==========   ============


 Balance at December 31, 2004         2,116,316    $5,327,040   $7,254,113   $ 18,181,718 $   646,272    $(257,375)   $ 31,151,768

 Comprehensive Income:
     Net income                               -             -            -      2,567,632           -                    2,567,632

     Other comprehensive income:
     Change in fair value of
        available for sale securities,
        net of taxes of $568,200                                                             (955,125)                    (955,125)
     Change in fair value of
        derivatives, net of taxes
        of $48,821                                                                            (82,067)                     (82,067)
                                                                                                                      ------------
 Total Comprehensive Income                                                                                              1,530,440

 Cash Dividend declared
        $.51 per share                                                         (1,079,322)                              (1,079,322)
                                      ----------   -----------  -----------  ------------ ------------   ----------   ------------
 Balance at September 30, 2005        2,116,316    $5,327,040   $7,254,113   $ 19,670,028 $  (390,920)   $(257,375)   $ 31,602,886
                                      ==========   ===========  ===========  ============ ============   ==========   ============





              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           PERIODS ENDED SEPTEMBER 30,

                                                                                               2005                  2004
                                                                                         -----------------     ------------------

 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                                   $ 2,567,632            $ 2,024,254
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
            Deferred income taxes                                                                (156,227)                70,113
            Provision for loan losses                                                             240,000                360,001
            Provision for depreciation                                                            597,461                529,435
            Stock dividends received                                                             (131,200)               (56,300)
            (Gain)/loss on sale of other real estate                                                5,591                 42,970
            (Gain)/loss on sale of other repossessed assets                                         1,500                   (193)
            (Gain)/loss on sale of mortgage loans                                                (272,644)              (268,209)
            (Gain)/loss on sale of premises and equipment                                          (1,142)              (173,445)
            Net amortization (accretion) of securities                                            251,751                478,226
            Amortization of deposit premium                                                        80,712                 80,712
            Writedown of other real estate                                                         34,255                 36,000
            Writedown of other repossessed assets                                                   5,000                      -
 Net change in:
            Loans held for sale                                                                   513,038              1,707,156
            Accrued interest receivable                                                          (228,803)               (34,722)
            Cash surrender value                                                                   14,966                (31,104)
            Other assets                                                                         (175,217)              (718,043)
            Accrued interest payable                                                              147,446                 80,305
            Accrued taxes and other liabilities                                                   554,574              1,684,282

                                                                                         -----------------     ------------------

            Net cash provided by (used in) operating activities                                 4,048,693              5,811,438
                                                                                         -----------------     ------------------

 CASH FLOWS FROM INVESTING ACTIVITIES
            (Increase)/decrease in federal funds sold                                             109,031                 41,362
            Proceeds from sales, maturities and paydowns
            of investment securities                                                           19,994,952             21,086,149
            Purchase of FHLB stock                                                               (371,500)              (129,700)
            Purchases of investment securities                                                (14,029,560)           (16,905,504)
            (Increase)/decrease in loans                                                      (24,130,276)           (14,663,870)
            Proceeds from sale and transfers of other real estate                                 397,032              1,015,045
            Proceeds from sale and transfers of other repossessed assets                           30,565                 52,800
            Proceeds from sale of premises and equipment                                            1,142                771,918
            Purchase of premises and equipment                                                   (525,288)              (720,152)

                                                                                         -----------------     ------------------

            Net cash provided by (used in) investing activities                               (18,523,902)            (9,451,952)
                                                                                         -----------------     ------------------

                                                                                               2005                  2004
                                                                                         -----------------     ------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
            Increase /(decrease) in customer deposits                                          18,469,612            (13,781,266)
            Increase /(decrease) in brokered deposits                                          (1,981,000)             5,265,000
            Increase /(decrease) in securities sold under
            repurchase agreements                                                              (1,830,424)             1,145,216
            Increase /(decrease) in federal funds purchased                                    (2,985,000)             4,075,000
            Increase /(decrease) in FHLB advances                                               8,174,688              8,179,591
            Increase /(decrease) in advances from borrowers
            for taxes and insurance                                                                (8,563)               (27,070)
            Cash dividends paid                                                                (1,079,321)              (676,188)
            Common stock issued                                                                         -                 36,777
                                                                                         -----------------     ------------------

            Net cash provided by (used in) financing activities                                18,759,992              4,217,060
                                                                                         -----------------     ------------------

 NET INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS                                             4,284,783                576,546
                                                                                         -----------------     ------------------

 CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                                 6,576,825              8,359,755
                                                                                         -----------------     ------------------

 CASH AND DUE FROM BANKS AT END OF PERIOD                                                     $10,861,608            $ 8,936,301
                                                                                         =================     ==================


 SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:

            Cash paid during the year for interest                                            $ 5,960,935            $ 4,686,541
                                                                                         =================     ==================

            Cash paid during the year for income taxes                                        $   550,676            $   490,379
                                                                                         =================     ==================


 SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:

             Transfers from loans foreclosed to other real estate                             $   401,121            $   211,016
                                                                                         =================     ==================

            Change in unrealized gains (losses)
             on securities available for sale                                                 $(1,523,325)           $  (175,374)
                                                                                         =================     ==================

            Change in the deferred tax effect in unrealized
             gains (losses) on securities available for sale                                  $  (568,200)           $   (30,077)
                                                                                         =================     ==================

            Change in unrealized gains (losses) on derivative                                 $  (130,888)           $  (103,440)
                                                                                         =================     ==================

            Change in the deferred tax effect in
            unrealized gains (losses) on derivative                                           $   (48,821)           $   (38,584)
                                                                                         =================     ==================


              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2005 AND DECEMBER 31, 2004


Note A.  Basis of Presentation

         The consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 2004, has been derived from the audited financial statements of the Company for the year then ended. The accompanying consolidated financial statements as of September 30, 2005, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position and operating results of the periods presented. Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

Note B.  Interest Rate Risk Management

         On May 9, 2002, Britton & Koontz Bank, N.A., the Company's wholly-owned subsidiary (the "Bank"), entered into an off-balance sheet interest rate swap agreement to convert existing prime based loans to a fixed rate. Under the terms of the agreement, the Bank receives a fixed rate of 7.635% and is obligated to pay a floating rate based on USD-Prime-H.15, calculated on a contractual notional amount of $5,000,000. The original term is for five years, expiring May 10, 2007. The fair value of this derivative, designated as a cash flow hedge and considered highly effective, was $21,311 at September 30, 2005, and is reflected in other assets.

Note C.  Loans Held-for-Sale

         Loans held-for-sale are primarily thirty year and fifteen year fixed rate, one to four family real estate loans which are valued at the lower of cost or market, as determined by outstanding commitments from investors or current investor yield requirements, calculated on an individual basis. Unrealized losses on loans held-for-sale are charged against income in the period of decline. Such declines are recorded in a valuation allowance account and deducted from the cost basis of the loans. At September 30, 2005, no charge was recorded. Gains on loans are recognized when realized.

Note D.  Junior Subordinated Debentures

         On March 26, 2003, the Company finalized its participation in FTN Financial Capital Market's and Keefe, Bruyette & Woods' pooled trust preferred offering. The Company established Britton & Koontz Statutory Trust # 1 which issued 5,000 capital securities and 155 common securities with an aggregate liquidation amount of $5 million and $155 thousand, respectively. The term of the capital securities and debentures is 30 years, callable after 5 years at the option of the Company. The initial interest rate was 4.41%, adjusting quarterly at 3-Month LIBOR plus 3.15% and capped at 11.75%. The interest rate at September 30, 2005, was 6.62%.

  Note E.  Loan Commitments

         In the ordinary course of business, the Company enters into commitments to extend credit to its customers. Letters of credit included in the financial statements at September 30, 2005, and December 31, 2004, were $2.5 million and $2.1 million, respectively. As of September 30, 2005, the Company had entered into other commercial and residential loan commitments with certain customers that had an aggregate unused balance of $68.8 million, compared to $40.7 million at December 31, 2004. Because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire, the balances on such commitments should not be used to project actual future liquidity requirements. However, the Company does incorporate expectations about the level of draws under all credit-related commitments into its funds management process.

  Note F.  Earnings per Share

         Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share assumes exercise of all potential common stock, including options granted, unless the effect is anti-dilutive. The following is information about the computation of earnings per share for the three and nine months ended September 30, 2005.



For the three months ended September 30, 2005
                                                                                             Per Share
                                                              Net Income       Shares         Amount
                                                              ----------      ---------      ---------
Basic income per share
   Income available to common shareholders                    $   828,253      2,116,316      $0.39

Effect of diluted securities                                                       6,596
                                                              ----------------------------------------
Dilutive income per share
   Income available to common shareholders
       Plus assumed conversion                                $   828,253      2,122,912      $0.39


For the nine months ended September 30, 2005
                                                                                             Per Share
                                                              Net Income       Shares         Amount
                                                              ----------      ---------      ---------
Basic income per share
   Income available to common shareholders                    $ 2,567,632      2,116,316      $1.21

Effect of diluted securities                                                       5,052
                                                              ----------------------------------------
Dilutive income per share
   Income available to common shareholders
       Plus assumed conversion                                $ 2,567,632      2,121,368      $1.21


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

             This discussion is intended to present a review of the major factors affecting the financial condition of the Company as of September 30, 2005, and the results of operations of the Company for the three and nine month periods ended September 30, 2005, as compared to the corresponding periods of 2004.


SUMMARY

             The Company reported net income of $828 thousand ($0.39 basic and diluted earnings per share) for the three-month period ended September 30, 2005, compared to net income of $719 thousand ($0.34 basic and diluted earnings per share) for the same period in 2004. For the nine-month period ended September 30, 2005, the Company had net income of $2.6 million ($1.21 basic and diluted earnings per share), compared to net income of $2.0 million ($0.96 basic and diluted earnings per share) for the same period in 2004.

             Total assets increased $20.2 million from $377.4 million at December 31, 2004, to $397.6 million at September 30, 2005. Cash and due from banks increased $4.3 million to $10.9 million; available-for-sale investment securities decreased $6.2 million to $85.7 million while the held-to-maturity portfolio fell $1.5 million to $38.3 million. More than offsetting the loss in securities was a significant increase in loans. Net loans, excluding loans held for sale, increased $23.7 million to $240.8 million since December 31, 2004. Other real estate owned decreased $35 thousand over the same period. Since year-end, deposits have increased $16.5 million to $242.8 million at September 30, 2005, while borrowings increased $3.4 million over the same period. Total stockholders' equity increased $451 thousand to $31.6 million at September 30, 2005, from $31.2 million at December 31, 2004.

             The Company's locations were on the perimeter of the geographic area severely affected by Hurricanes Katrina and Rita. However, Company premises and systems were not damaged by the storms. Furthermore, management does not anticipate any material losses in loans and securities or significant reductions in non-interest income or deposits as a result of the storms. In response to the needs of evacuees of the storms, the Company has temporarily lifted the non-customer surcharges on its ATMs, participated in extensive check cashing of relief funds, assisted another bank in the damaged area with a temporary location in the Company's Baton Rouge office, and offered other low cost services to assist in disaster relief.

             Included in the third quarter results were additional salary expense of $125 thousand. On September 15, the Company offered employees with certain years of service a graduated voluntary severance package. Under the terms of this offer, the Company had the right to refuse the employee's acceptance of the severance package if management determined that the employee's departure would materially and adversely affect the Company. The severance package was offered with the intention of reducing expenses without impairing the ability of the Company to operate effectively. The offer was extended to covered employees until November 1. The one-time expense of $125 thousand associated with those employees who had accepted the offer by the end of September was charged to third quarter earnings. The Company expects to charge approximately $430 thousand, including $65 thousand in connection with the possible extension of health-related insurance coverage, against earnings in the fourth quarter of 2005 as a result of employees accepting the offer after September 30, 2005.

             Financial Condition

             Assets

             The Company's total assets increased $20.2 million from $377.4 million at December 31, 2004, to $397.6 million at September 30, 2005. This increase was due to greater than expected loan growth in all three of the Company's markets through September 30, 2005. The Company anticipates that loan growth through the final three months of this year will continue to exceed previous expectations. By funding additional loan growth with cash flows from the investment portfolio, the Company projects total assets to remain just under $400 million at December 31, 2005. This shift in assets from securities to loans reflects the Company's efforts to slow the compression in the Bank's net interest margin by changing to an asset mix with an anticipated greater net interest margin. This shift in asset mix is also likely to increase our ability to receive fee income from the origination of loans.

             Investment Securities

             The Company's investment portfolio at September 30, 2005, consists of government agency, mortgage-backed and municipal securities. Investment securities that are deemed to be held-to-maturity are accounted for by the amortized cost method while securities in the available-for-sale categories are accounted for at fair value.

             Management determines the classification of its securities at acquisition. Total held-to-maturity and available-for-sale investment securities were $124 million at September 30, 2005, a reduction of $8 million since December 31, 2004. This decrease reflects managements shift from re-investing cash flows back into the investment portfolio to using these cash flows to fund commercial loans. The continued flattening of the yield curve, throughout 2005, does not provide enough incentive to remain in the securities market. Equity securities increased $503 thousand due primarily to the purchase of Federal Home Loan Bank stock. These securities are comprised primarily of Federal Reserve Bank stock of $522 thousand, Federal Home Loan Bank stock of $5.2 million, the Company's investment in its statutory trust of $155 thousand and ECD Investments, LLC membership interests of $100 thousand.

             The amortized cost of the Bank's investment securities at September 30, 2005, and December 31, 2004, are summarized in Table 1.



             TABLE 1: COMPOSITION OF INVESTMENT PORTFOLIO (Amortized Cost)


                                                     09/30/05                    12/31/04
                                                 ------------------          -----------------
    Mortgage-Backed Securities                     $ 83,258,536               $ 90,545,807
    Agencies                                          6,495,822                  3,997,544
    Obligations of state and
      Political Subdivisions                         34,901,006                 35,321,402
    Corporate Securities                                      0                  1,007,752
                                                 -------------------         -----------------
                                                  $ 124,655,364              $ 130,872,505
                                                 ===================         =================

             Loans held to maturity

         Loan demand in the Company's market areas has been strong through the first nine months of 2005, as was expected. However, loans grew at a pace that exceeded Company projections of growth through this period by over $8.0 million, or 3.4%. Loans, net of the loan loss reserve, increased 10.9%, or $23.7 million, to $240.8 million at September 30, 2005, from $217.1 million at December 31, 2004. The majority of the increase came as a result of increased activity in the commercial real estate portfolio along with increases in the mortgage 1-4 family residential loans. The increase in the commercial loan area is attributable to management's commitment to establishing a strong and capable lending team in the Baton Rouge, Louisiana, market while the increase in mortgage loans is primarily due to discontinued specials offered on shorter-term mortgage loans. Beginning in the fourth quarter, management will begin selling all conforming mortgage originations and attempt to open avenues to sell more non-conforming loans. In addition to selling new originations, management will begin to sell many of the 1-4 family residential loans and move more of the proceeds into the commercial area to bring about more of a balance in the total loan portfolio. Conforming loans meet all underwriting and product guidelines as determined by Fannie Mae for eligibility to be sold on the secondary market while non-conforming loans lack one or all of the standards set by Fannie Mae. These standards include but are not limited to credit worthiness, proper appraisals, loan-to-value, payment and debt to income ratios. Loans originated as non-conforming may be eligible for the secondary market after a seasoning period if certain guidelines have been met and the payment history is satisfactory. All markets experienced growth during the first nine months; however, loan growth in the Baton Rouge, Louisiana market was 26% since December 31, 2004, while the Vicksburg, Mississippi market contributed growth of 5% since December 31, 2004. Loans to total assets increased to 61.5% at September 30, 2005, compared to 58.6% at December 31, 2004. At September 30, 2005, the loans to deposit ratio was 100.7% compared to 97.8% at year-end.

             Management has traditionally sold mortgage loans with maturities of 15 years and greater while holding in the portfolio loans with shorter maturities. Even with the recent decision to begin selling shorter-term mortgage loans, management still anticipates continued loan growth through the remainder of this year primarily from the Baton Rouge, Louisiana, and Vicksburg, Mississippi, markets. Table 2 presents the Bank's loan portfolio composition at September 30, 2005, and December 31, 2004.


             TABLE 2: COMPOSITION OF LOAN PORTFOLIO

                                                   09/30/05                 12/31/04
                                             ----------------       ------------------
Commercial, financial & agricultural           $   35,991,000           $   31,589,000
Real estate-construction                           27,625,000               18,360,000
Real estate-1-4 family residential                 98,677,000               90,290,000
Real estate-other                                  68,813,000               66,284,000
Installment                                        13,010,000               14,229,000
Other                                                 262,000                  249,000
                                            -----------------       ------------------
       Total loans                             $  244,378,000           $  221,001,000
                                            =================       ==================


             Bank Premises

             There have been no significant changes in the Company's premises since year-end.

             Asset Quality

             Nonperforming assets, including non-accrual loans, other real estate and loans 90 days or more delinquent, increased $1.1 million to $3.3 million at September 30, 2005, from $2.2 million at December 31, 2004. The Bank's nonperforming loan ratio increased to .84% at September 30, 2005, from ..41% at December 31, 2004. The increase in non-accrual loans is due primarily to one large commercial real estate credit which carries a Small Business Administration (SBA) guarantee of 75% of the principal amount of the loan. Due to the process of liquidation on an SBA loan, including the time involved, the Bank decided that the conservative approach was to move the entire balance to non-accrual as opposed to moving only the non-guaranteed portion to non-accrual. Loans 90 days delinquent increased $178 thousand; this increase is attributable to one commercial credit in the amount of $234 thousand. Subsequent to September 30, 2005, this loan has been moved to a non-accrual basis, and the Company expects to resolve this credit by the end of the first quarter of 2006. The loan is collateralized and based upon the most recent data available, the Company believes the current reserve of $25 thousand established toward this credit is adequate to cover any potential loss. A breakdown of nonperforming assets at September 30, 2005, and December 31, 2004, is shown in Table 3.


             TABLE 3: BREAKDOWN OF NONPERFORMING ASSETS

                                                       09/30/05           12/31/04
                                                    -------------      --------------
                                                            (dollars in thousands)
    Non-accrual loans by type
      Real estate                                     $     1,325        $       532
      Installment                                              62                 26
      Commercial and all other loans                          345                214
                                                       ----------         ----------
          Total non-accrual loans                           1,732                772
      Loans past due 90 days or more                          307                129
                                                       ----------         ----------
          Total nonperforming loans                         2,040                901
      Other real estate owned (net)                         1,285              1,320
                                                       ----------         ----------
          Total nonperforming assets                  $     3,324        $     2,221
                                                       ==========         ==========
    Nonperforming loans as a percent of loans, net
      of unearned interest and loans held for sale           .84%               .41%
                                                       ==========         ==========

             Allowance for Possible Loan Losses

             The allowance for possible loan losses is established as losses are estimated and expensed through a provision for loan losses charged against operations and is maintained at a level that management considers adequate to absorb losses in the loan portfolio. The allowance is subject to change as management reevaluates the adequacy of the allowance. Management's judgment in determining the adequacy of the allowance is inherently subjective and is based on the evaluation of individual loans, the known and inherent risk characteristics and size of the loan portfolios, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience, review of regulatory authority examination reports and evaluations of specific loans and other relevant factors. Each loan is assigned a risk rating between one and nine with a rating of "one" being the least risk and a rating of "nine" reflecting the most risk or a complete loss. Risk ratings are assigned by the originating loan officer or loan committee at the initiation of the transactions and are reviewed and changed, when necessary, during the life of the loan.

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

             Based upon this evaluation, management believes the allowance for loan losses of $2.4 million at September 30, 2005, which represents .99% of gross loans held to maturity, is adequate, under prevailing economic conditions, to absorb losses on existing loans. At December 31, 2004, the allowance for loan losses was $2.2 million, or 1.02%, of gross loans held to maturity.

             Two major hurricanes hit the Gulf Coast region during the third quarter of 2005. The Company's branch location in Baton Rouge, Louisiana, although closest to impact, did not sustain major damage. The Bank has lent money to individuals who either have property in or live in effected areas. The Bank has been monitoring all loans to individuals in the areas impacted and as of September 30, 2005, does not believe the loan portfolio will suffer significant losses from the areas impacted by the hurricanes. The calculation for the Allowance for Loan Losses as of September 30, 2005, has taken into account the potential for some losses in the portfolio from the storms. The Bank will continue to monitor closely all loans in the effected areas and make any additions to the reserve as deemed necessary based upon additional facts and circumstances.

             Provision for Possible Loan Losses

             The provision for possible loan losses is a charge to earnings to maintain the allowance for possible loan losses at a level consistent with management's assessment of the loan portfolio in light of current and expected economic conditions. The Company's regular review of the allowance is an effort to maintain it at an adequate level and provide necessary data to maintain a proper provision expense to earnings. Based upon this evaluation, management eliminated the monthly provision for September 2005. Management believes current reserves at September 30, 2005, are adequate to provide coverage for possible loan losses that may be inherent in the portfolio.

             Table 4 details allowance activity for the nine months ended September 30, 2005, and September 30, 2004:

             TABLE 4: ACTIVITY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                    09/30/05          09/30/04
                                                  -------------    -------------
                                                      (dollars in thousands)

    Balance at beginning of year                     $  2,237          $  2,070
     Charge-offs:
      Real Estate                                         (50)              (13)
      Commercial                                          (50)              (72)
      Installment and other                               (39)              (42)
    Recoveries:
      Real Estate                                          26                 2
      Commercial                                           10                12
      Installment and other                                29                27
                                                   ----------         ----------
    Net (charge-offs)/recoveries                          (74)              (86)
      Provision charged to operations                     240               360
                                                   ----------         ----------
    Balance at end of period                         $  2,403          $  2,344
                                                   ==========         ==========

    Allowance for loan losses as a percent
      of loans, net of unearned interest
         and loans held for sale                         .99%             1.06%
                                                   ==========         ==========
    Net charge-offs as a percent of
      average loans                                      .03%              .04%
                                                   ==========         ==========

             Potential Problem Loans

             At September 30, 2005,  the Company had no loans,  other than those balances incorporated in tables 3 and 4 above, which management had significant doubts as to the ability of the borrower to comply with current repayment terms.

             Deposits

             Total deposits increased $16.5 million from $226.3 million at December 31, 2004, to $242.8 million at September 30, 2005. Customer deposits increased $18.5 million, replacing $2.0 million in brokered deposits. Each of the Company's markets is very competitive, and management expects deposit cost to increase as short-term interest rates continue to climb. In an effort to protect against rising funding costs, the Company decided to purchased $9.0 million in Brokered deposits to be used to pay down variable Federal Home Loan Bank advances and federal funds lines. This purchase was concluded in October 2005.

             TABLE 5: COMPOSITION OF DEPOSITS

                                          09/30/05                 12/31/04
                                     -----------------        ----------------
Non-Interest Bearing                  $   47,782,133           $   39,868,482
NOW Accounts                              24,528,896               28,103,197
Money Market Deposit Accounts             31,619,934               24,974,678
Savings Accounts                          19,651,044               16,490,444
Certificates of Deposit                  119,194,534              116,851,128
                                     -----------------        ----------------
       Total Deposits                  $ 242,776,541           $  226,287,929
                                     =================        ================

             Borrowings

             Total Bank borrowings, including Federal Home Loan Bank advances, federal funds purchased and customer repurchase agreements, increased $3.4 million from $111.5 million at December 31, 2004, to $114.8 million at September 30, 2005. The Company also has $5.2 million in borrowings as a result of its issuance of junior subordinated debentures (See Note D, "Junior Subordinated Debentures," to the Company's consolidated financial statements for further information). The additional borrowings were used to fund the demand for additional loan growth throughout 2005.

             Capital

             Stockholders' equity totaled $31.6 million at September 30, 2005, compared to $31.2 million at December 31, 2004. The increase is primarily the result of net income, dividends paid and the change in other comprehensive income/(loss) over the first nine months totaling $2.6 million, ($1.1) million and ($1.1) million, respectively. Other comprehensive income is the result of unrealized gains or losses in available-for-sale securities and the recognition of the fair value of certain derivative instruments. Dividends paid for the nine months ended September 30, 2005, increased to $0.51 per share from $0.32 per share for the same period in 2004. The increase is due to a change made in August 2005, from a semi-annual to a quarterly paid dividend. The ratio of shareholders' equity to assets decreased to 7.9% at September 30, 2005, compared to 8.3% at December 31, 2004.

             The Company maintained a total capital to risk weighted assets ratio of 14.58%, a Tier 1 capital to risk weighted assets ratio of 13.68% and a leverage ratio of 9.26% at September 30, 2005. These levels substantially exceed the minimum requirements of the regulatory agencies for well-capitalized institutions of 10.00%, 6.00% and 5.00% respectively.

             Off-Balance Sheet Arrangements

             There have been no significant changes in the Company's off-balance sheet arrangements during the nine months ended September 30, 2005. See Note B, "Interest Rate Risk Management," and Note E, "Loan Commitments," to the Company's consolidated financial statements for a description of the Company's off-balance sheet arrangements.

             Results of Operations

             Net Income

             Net income for the three months ended September 30, 2005, increased to $828 thousand, or $0.39 per diluted share, compared to $719 thousand, or $0.34 per diluted share, for the same period in 2004. Returns on average assets and average equity were .84% and 10.53%, respectively, for the three months ended September 30, 2005, compared to .76% and 9.28%, respectively, for the same period in 2004. The increase in net income was due primarily to lower personnel costs associated with a decline in full-time equivalents from 131 at December 31, 2004, to 121 at September 30, 2005 and higher revenues resulting from loan originations. Lower salaries and benefits of approximately $87 thousand for the three months ended September 30, 2005, compared to the same period last year, were the result of the reduction in personnel. Excluding the additional personnel expense resulting from the severance package discussed above under the caption "Summary," salaries would have been reduced even further by approximately $212 thousand. During this same comparative period, loan fee income increased approximately $200 thousand primarily from the Baton Rouge, Louisiana market. Both of these scenarios resulted in a third quarter of 2005 more profitable than the comparable period in 2004.

             For the nine months ended September 30, 2005, net income and diluted earnings per share were $2.6 million, or $1.21 per share, compared to $2.0 million, or $0.96 per share, for the same period in 2004. The increase, much like for the third quarter, was due primarily to reduction in personnel. Management does not believe the reduction in personnel will adversely affect ongoing operations.

             Net Interest Income and Net Interest Margin

             One of the largest components of the Company's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

             Net interest income increased $51 thousand to $3.4 million for the three months ended September 30, 2005, as compared to $3.3 million for the same period in 2004. Due to the structure of the Company's balance sheet, the rising interest rate environment and the flattening yield curve between short and long-term interest rates had a negative impact of approximately $126 thousand on net interest income in the third quarter of 2005. However, significant growth in the loan portfolio helped minimize the negative effect and added $177 thousand to net interest income. The lower rate environment also contributed to the reduction of the net interest margin to 3.65% for the quarter ended September 30, 2005, compared to 3.73% at September 30, 2004.

             For the nine months ended September 30, 2005, net interest income increased $109 thousand to $10.1 million compared to the same period in 2004. The increase was due primarily to the same reasons expressed in the quarterly analysis. Growth in the portfolio, contributing $534 thousand, outpaced the negative effect of the rising interest rate environment which decreased net interest income by $425 thousand. Net interest margin decreased from 3.78% to 3.64% over the nine month period.

             Non-Interest Income

             Non-interest income includes service charges on deposit accounts, income from fiduciary activities, gains from the sale of mortgage loans and other revenue not derived from interest on earning assets. Non-interest income for the three months ended September 30, 2005, increased $15 thousand over the same period in 2004 primarily from increases in gains on sale of residential mortgage loans. Gains of $96 thousand on the sale of $8.6 million in mortgage loans was realized during the third quarter of 2005 compared to $75 thousand on $8.0 million in sales for the same period in 2004. Management believes mortgage originations will continue to be strong in the near future because long-term interest rates remain relatively low. However, as the interest rate curve begins to shift from its current flattening position to a more normal historic level with higher long-term interest rates, mortgage originations are expected to decline.

             For the nine months ended September 30, 2005, non-interest income decreased $126 thousand compared to the same period in 2004 primarily due to the gain of $175 thousand recorded from the branch sale in 2004. Excluding this one-time sale, non-interest income for the nine months ended September 30, 2005, would have exceeded the corresponding period in 2004 on the strength of higher service charges on deposits and revenues from the Company's investment department. Gains on mortgage originations remained relatively stable, increasing slightly to $273 thousand. Mortgage loan sales for the nine months ended September 30, 2005, fell 19.4% to $25.3 million compared to $31.4 million during the same period in 2004.

             Non-Interest Expense

             Non-interest expense includes salaries and benefits, occupancy, equipment and other operating expenses. Non-interest expenses for the three months ended September 30, 2004 and 2005, was $2.9 million. The Bank increased salary expense by $125 thousand due to certain employees having accepted the voluntary severance offer. The Company expects to charge approximately $430 thousand, including $65 thousand in connection with the possible extension of health-related insurance coverage, against earnings in the fourth quarter of 2005 as a result of employees accepting the offer after September 30, 2005.

             Non-interest expense for the nine months ended September 30, 2005 decreased $562 thousand to $8.5 million compared to $9.1 million during the same period in 2004. This decrease was primarily due to the decrease in full-time equivalents through the first nine months of 2005.

             Income Taxes

             The Company recorded income tax expense of $267 thousand for the three months ended September 30,
2005, compared to $200 thousand for the same period in 2004. Income tax expense for the nine months ended September 30, 2005, was $646 thousand compared to $525 thousand during the same period in 2004.

             Liquidity and Capital Resources

             The Company utilizes a funds management process to assist management in maintaining net interest income during times of rising or falling interest rates and in maintaining sufficient liquidity. Principal sources of liquidity for the Company are asset cash flows, customer deposits and the ability to borrow against investment securities and loans. Secondary sources of liquidity include the sale of investment and loan assets along with unsecured federal funds lines with correspondent banks. All components of liquidity are reviewed and analyzed on a monthly basis.

             The Company has established a liquidity contingency plan to guide the Bank in the event of a liquidity crisis. The plan describes the normal operating environment, prioritizes funding options and outlines management responsibilities and board notification procedures.

             The Company's cash and cash equivalents increased $4.3 million to $10.9 million at September 30, 2005, from $6.6 million at December 31, 2004. The increase is primarily due to additional cash made available in the branches to adequately respond to the needs of evacuees to cash checks distributed by the Red Cross, FEMA and local insurance agencies. Cash provided by operating and financing activities during this year was $4.0 million and $18.8 million, respectively, while investing activities used $18.5 million in cash.

             The Company has unsecured federal funds lines with correspondent banks and maintains the ability to draw on its line of credit with the Federal Home Loan Bank in the amounts of approximately $36 and $13 million, respectively. Management believes it maintains adequate liquidity for the Company's current needs.

             In the ordinary course of business, the Company enters into commitments to extend credit to its customers. See Note E, "Loan Commitments," to the Consolidated Financial Statements for a discussion of the Company's commitments to extend credit as of September 30, 2005.

             The Company's liquidity and capital resources are substantially dependent on the ability of the Bank to transfer funds to the Company in the form of dividends, loans and advances. Certain restrictions exist on the ability of the Bank to transfer such funds to the Company. Federal Reserve regulations limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At September 30, 2005, the maximum amount available for transfer from the Bank to the Company in the form of loans on a secured basis was $1.9 million. There were no loans outstanding from the Bank to the Company at September 30, 2005.

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

             The  Company   models   Economic   Value  of  Equity  (EVE)  as  an
asset/liability management tool to measure market risk. At least annually, an EVE analysis is performed to determine the effect of the Bank's franchise value under different rate scenarios. This value is calculated by subtracting the net present value of the bank's liabilities from the net present value of its assets. The difference is referred to as "net portfolio value" with the value calculated under each rate scenario measured as a percentage change to the base portfolio value. The latest analysis at June 30, 2005, showed that in a rising rate scenario as rates moved up by 200 basis points, the value of the Bank's net portfolio value would decline by less than 15%. The committee as reported to the Board of Directors agreed that this was well within acceptable limits.

             The Company's investment portfolio includes securities from tax-free municipals from across the State of Mississippi. Included in Table 6 are municipal securities from the Mississippi Gulf Coast that suffered major damage during Hurricane Katrina. The Jackson County, Mississippi School District General Obligation, issued in August 2004, is insured and initially carried a Moody's rating of Aaa. They have not been placed on negative watch at this time. The Gulfport, Mississippi School District General Obligation, issued in December 1998, is also insured with an original Moody's rating of Aaa and was placed on negative watch on September 8, 2005. The City of Biloxi, Mississippi General Obligation, issued in December 2003, is not insured and carried an original S&P rating of A. It was placed on negative watch on August 29, 2005. Currently, these Bonds carry their original ratings and it is not expected they will be downgraded; however, this could change in the future. The Company expects Congress to approve pending aid packages to help these debtors make their future interest payments and does not expect any losses from these securities.


             Name                       Cusip #        Amount         Next Interest Date     Last Interest Date
------------------------------         ---------      --------       ------------------     ------------------
Jackson County School District         467232FN9      $250,000         December 2005           June 2005
Gulfport School District               402702CU6       200,000         April 2006              October 2005
City of Biloxi                         090221X31       510,000         December 2005           June 2005


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

PART II.  OTHER INFORMATION

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

             The Company's ability to pay dividends to its shareholders is substantially dependent on the ability of the Bank to transfer funds to the Company in the form of dividends, loans and advances. Federal law imposes limitations on the payment of dividends by national banks. Under federal law, the directors of a national bank, after making proper deduction for all expenses and other deductions required by the Comptroller of the Currency, may credit net profits to the bank's undivided profits account and may declare a dividend from that account of so much of the net profits as they judge expedient. The Comptroller and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings. The Bank's ability to pay dividends to the Company is also limited by prudence, statutory and regulatory guidelines and a variety of other factors. At September 30, 2005, retained earnings available for payment of cash dividends under applicable dividend regulations exceed $3.4 million.

             Certain restrictions also exist on the ability of the Bank to transfer such funds to the Company in the form of loans. Federal Reserve regulations limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At September 30, 2005, the maximum amount available for transfer from the Bank to the Company in the form of loans on a secured basis was $1.9 million. There were no loans outstanding from the Bank to the Company at September 30, 2005.


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

 31.1 Certifications of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2 Certifications of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1 Certifications of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.2 Certifications of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* As indicated in the column entitled "Description of Exhibit" this exhibit is incorporated by reference to another filing or document

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.









                                            BRITTON & KOONTZ CAPITAL CORPORATION




Date:     November 11, 2005                 /s/ W. Page Ogden
                                            ____________________________________
                                            W. Page Ogden
                                            Chairman and Chief Executive Officer




Date:     November 11, 2005                 /s/ William M. Salters
                                            ____________________________________
                                            William M. Salters
                                            Chief Financial Officer

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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






Date: November 11, 2005                           /s/ W. Page Ogden
                                                  ______________________________
                                                  W. Page Ogden
                                                  Chief Executive Officer

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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







Date: November 11, 2005                           /s/ William M. Salters
                                                  ______________________________
                                                  William M. Salters
                                                  Chief Financial Officer

                                  EXHIBIT 32.1

             SECTION 906 - CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                                                                    EXHIBIT 32.1



                    Certification of Chief Executive Officer
                         Pursuant to 18 U.S.C. ss. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


         In connection with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, of Britton & Koontz Capital Corporation (the "Company"), as filed with the Securities Exchange Commission on the date hereof (the "Quarterly Report"), I, W. Page Ogden, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1) the Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.







Date: November 11, 2005           /s/ W. Page Ogden
                                  ______________________________________________
                                  W. Page Ogden
                                  Chief Executive Officer

                                  EXHIBIT 32.2

             SECTION 906 - CERTIFICATION OF CHIEF FINANCIAL OFFICER

                                                                    EXHIBIT 32.2





                    Certification of Chief Financial Officer
                         Pursuant to 18 U.S.C. ss. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


         In connection with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, of Britton & Koontz Capital Corporation (the "Company"), as filed with the Securities Exchange Commission on the date hereof (the "Quarterly Report"), I, William M. Salters, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1) the Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.








Date: November 11, 2005           /s/ William M. Salters
                                  ______________________________________________
                                  William M. Salters
                                  Chief Financial Officer