Form 10-K
period 2005-12-31
BRITTON & KOONTZ CAPITAL CORP
filed 2006-03-27
CIK 707604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                   For the fiscal year ended December 31, 2005

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                         Commission File Number: 0-22606

                      Britton & Koontz Capital Corporation
             (Exact name of registrant as specified in its charter)

          Mississippi
  (State or Other Jurisdiction                           64-0665423
of incorporation or Organization)           (I.R.S. Employer Identification No.)

                                 500 Main Street
                           Natchez, Mississippi 39120
               (Address of principal executive offices) (Zip Code)

                                 (601) 445-5576
              (Registrant's Telephone Number, Including Area Code)

     Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None

     Securities registered pursuant to Section 12(g) of the Exchange Act:
                          Common Stock, $2.50 Par Value
                                (Title of Class)

Indicate  by  check  mark  if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  [  ] Yes   [X] No

Indicate  by  check  mark if the  registrant  is not  required  to file  reports
pursuant to Section 13 or Section 15(d) of the Exchange Act.  [  ] Yes    [X] No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [X] Yes   [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to the Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.(Check One)

   Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  [ ] Yes    [X] No

The aggregate market value of the registrant's voting stock held by non-affiliates computed by reference to the price of $19.60 per share, the price at which the registrant's voting stock closed on June 30, 2005, is $35,201,776.

The registrant had 2,117,086 shares of common stock outstanding as of March 15, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Britton & Koontz Capital Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 2005, are incorporated by reference into Part II of this Annual Report on Form 10-K.

         Portions of the Definitive Proxy Statement of Britton & Koontz Capital Corporation with respect to its 2006 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on March 17, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-KSB.



                              CROSS REFERENCE INDEX
                                       TO
                                    FORM 10-K

                                     PART I

ITEM  1.          BUSINESS........................................................................................*
ITEM 1A.          RISK FACTORS....................................................................................*
ITEM  2.          PROPERTIES......................................................................................*
ITEM  3.          LEGAL PROCEEDINGS...............................................................................*
ITEM  4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................*

                                     PART II

ITEM  5.          MARKET FOR REGISTRANTS COMMON EQUITY, RELATED
                  STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
                  SECURITIES.....................................................................................**
ITEM  6.          SELECTED FINANCIAL DATA........................................................................**
ITEM  7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........**
ITEM  7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................**
ITEM  8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................**
ITEM  9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE ............................................................*
ITEM  9A.         CONTROLS AND PROCEDURES.........................................................................*
ITEM 9B.          OTHER INFORMATION...............................................................................*

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................***
ITEM 11.          EXECUTIVE COMPENSATION........................................................................***
ITEM 12           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS....................................................***
ITEM 13           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................***
ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES.........................................................**

                                     PART IV

ITEM 15           EXHIBITS, FINANCIAL STATEMENT SCHEDULES.........................................................*

SIGNATURES

*        Included herein.
** Incorporated by reference from Britton & Koontz Capital Corporation's 2005 Annual Report to Shareholders, in accordance with to Instruction G(2) of Form 10-K.
*** Incorporated by reference from Britton & Koontz Capital Corporation's Definitive Proxy Statement for its 2006 Annual Meeting of Shareholders in accordance with Instruction G(3) of Form 10-K.

                                     PART I

         This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Although Britton & Koontz Capital Corporation (the "Company") believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties, which could cause the actual results to differ materially from the Company's expectations. Forward-looking statements have been and will be made in written documents and oral presentations of the Company. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in the Company's documents or oral presentations, the words "anticipate", "estimate", "expect", "objective", "projection", "forecast", "goal" and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing market conditions, availability or cost of capital, employee workforce factors, costs and other effects of legal and administrative proceedings, and changes in federal, state or local legislative requirements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

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

         The Company's major source of income in 2005 was dividends from the Bank in the amount of $2.1 million. The Company expects that dividends from the Bank will continue to be the Company's major source of income in 2006. As of December 31, 2005, the Company had total assets of approximately $389 million and total consolidated shareholders' equity of approximately $31 million. Financial information about the Company, including information with respect to revenues from external customers, profit and loss and total assets is contained in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

         The Bank

         The Bank provides commercial and consumer banking and trust services to customers in Adams and Warren Counties, Mississippi, and East Baton Rouge Parish, Louisiana, and the adjoining counties and parishes in Mississippi and Louisiana. A loan production office was opened in Madison, Mississippi, on February 1, 2003, which was converted into a full service branch in 2004. Management decided to leave the Madison market in November, 2004 in order to allocate its resources to its remaining markets. In 2004, the Bank completed the construction of its new branch in Vicksburg, Mississippi, and closed three branches in Baton Rouge, Louisiana, moving into a larger, more visible facility on Bluebonnet Boulevard in Baton Rouge. The Bank also sold its Shields Lane branch in Natchez, Mississippi, in 2004, while completing the renovation of its existing Tracetown branch, which houses its mortgage banking operations. As a result of these actions, the Bank now conducts its full-service banking business from its main office and two branch offices in Natchez, Mississippi, two branches in Vicksburg, Mississippi, and one branch office in Baton Rouge, Louisiana. The geographical area serviced by the Bank is economically diverse and includes public and private sector industries, including government service, manufacturing, tourism, agriculture and oil and gas exploration. The Bank is not dependent on any one customer or group of customers in any of its activities, and it has no foreign operations.

          The products and services offered by the Bank include personal and commercial checking accounts, money market deposit accounts, savings accounts, automated clearinghouse services, safe deposit box facilities and brokerage services. The Bank also offers access to automated teller machines and cash management services including money transfer, direct deposit payroll and sweep accounts. The Bank is a full-service residential and commercial mortgage lender and engages in other commercial and consumer lending activities, including, among other things, the issuance of VISA credit cards and letters of credit. The Bank's trust department offers a range of trust services, acting as trustee, executor, administrator, custodian, guardian and agent. The trust department currently has approximately $14 million in assets under management as of December 31, 2005.

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

         Income from the Bank's lending activities, including loan interest and fees, represent the largest component of the Bank's total operating revenues. This source accounted for 66%, 62% and 65% of the Bank's total operating revenue during 2005, 2004 and 2003, respectively, and the Company expects that income from lending activities will continue to be the leading source of income related to the Bank's activities. In addition to business and consumer lending, the bank invests a portion of its total assets in the securities market in order to earn a higher return compared to overnight positions. Investment security purchases are monitored closely and managed on a monthly basis by an asset liability committee comprised of four outside directors along with the bank's Chief Executive Officer and Chief Financial Officer. Investment income represents the second largest source of revenue for the Bank. For the 2005, 2004 and 2003 fiscal years, revenue in this segment amounted to 24%, 26% and 23% of the Bank's total operating revenue, respectively.

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

Competition

         There is significant competition among banks and bank holding companies in the Bank's market areas and throughout Mississippi and Louisiana. The Bank competes with both national and state banks for deposits, loans and trust accounts and with savings and loan associations and credit unions for loans and deposits. The Bank also competes with large national banks from the principal cities in Louisiana and Mississippi for certain commercial loans. All of these numerous institutions, including the Bank, compete in the delivery of products and services on the basis of availability, quality and pricing.

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

Employees

         As of December 31, 2005, the Company had one full-time employee, who is also an employee of the Bank and compensated by the Bank. The Bank's employees decreased from 124 full-time and 13 part-time employees at December 31, 2004, to 102 full-time and 10 part-time at December 31, 2005. Contributing to the decrease was a reduction of 13 employees taking advantage of a voluntary separation package offered by the Company to employees with 10 or more years of service. The employees are not represented by a collective bargaining agreement. The Company believes that its relationship with its employees is good.

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

         As a national  bank,  the Bank is subject to  supervision  and  regular examination by the Office of the Comptroller of the Currency (the "Comptroller"). The examinations are undertaken to ensure the protection of the Bank Insurance Fund ("BIF"). Pursuant to the terms of the Federal Deposit Insurance Act (the "FDIA"), the deposits of the Bank are insured through the BIF and the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC"). Accordingly, the Bank is subject to regulation by the

FDIC and is also subject to the Federal Reserve's requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered.

         In 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), which, among other things, substantially revised the depository institution regulatory and funding provisions of the FDIA. FDICIA also expanded the regulatory and enforcement powers of bank regulatory agencies. Most significantly, FDICIA mandates annual examinations of banks by their primary regulators and requires the federal banking agencies to take prompt "corrective action" whenever financial institutions do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution's capitalization status will depend on how well its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. As of December 31, 2005, the Bank maintained a capital level which qualified it as being "well capitalized" under such regulations.

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

         On December 1, 2000, the Bank acquired its first interstate branch offices in Baton Rouge, Louisiana. Under applicable law, the Bank, with the approval of the Comptroller, can establish additional de novo branch offices within the States of Mississippi and Louisiana. The Company regularly evaluates merger and acquisition opportunities, as well as opportunities to establish additional branch offices, and it anticipates that it will continue to evaluate such opportunities.

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

         Anti-Money Laundering

         On October 26, 2001, the President signed the USA PATRIOT Act of 2001 into law. This act contains the International Money Laundering Abatement and
Financial Anti-Terrorism Act of 2001 (the "IMLAFA"). The IMLAFA substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposes new compliance and due diligence obligations, creates new crimes and penalties, compels the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United
States, and clarifies the safe harbor from civil liability to customers. The U.S. Treasury Department has issued a number of regulations implementing the USA PATRIOT Act that apply certain of its requirements to financial institutions such as the Bank. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. The Treasury Department is expected to issue a number of additional regulations which will further clarify the USA PATRIOT Act's requirements. The IMLAFA requires all "financial institutions," as defined, to establish anti-money laundering compliance and due diligence programs no later than April 2002. Such programs must include, among other things, adequate policies, the designation of a compliance officer, employee training programs, and an independent audit function to review and test the program. The Company believes that it has complied with the IMLAFA requirements as currently in effect.

         Further Changes in Regulatory Requirements

         The United States Congress and the Mississippi legislature have periodically considered and adopted legislation that has adversely affected the profitability of the banking industry. See "Competition" above. Future legislation could further modify or eliminate geographic and other business restrictions on banks and bank holding companies and current prohibitions affecting other financial institutions, including mutual funds, securities brokerage firms, insurance companies, banks from other states and investment banking firms. The effect of any such legislation on the business of the Company or the Bank cannot be accurately predicted. The Company also cannot predict what legislation might be enacted or what other implementing regulations might be adopted, and if enacted or adopted, the effect thereof.

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

         Corporate Governance

         The Sarbanes-Oxley Act of 2002 (the "Sarbanes Act") requires publicly traded companies to adhere to several directives designed to prevent corporate misconduct. Additional duties have been placed on officers, directors, auditors and attorneys of public companies. The Sarbanes Act requires certifications regarding financial statement accuracy and internal control adequacy by the chief executive officer and chief financial officer of the Company in periodic and annual reports filed with the Securities and Exchange Commission (the "SEC"). The Sarbanes Act also accelerates Section 16 insider reporting obligations, restricts certain executive officer and director transactions, imposes new obligations on corporate audit committees and provides for enhanced review by the SEC. The SEC has delayed the compliance date for non-accelerated filers to include a management report on internal control of financial reporting (and make a related certification) until the filer's first fiscal year end after July, 2007.

Item 1A.  Risk Factors.

         In addition to the other information contained in or incorporated by reference into this Annual Report on Form 10-K and the exhibits hereto, the following risk factors should be considered carefully in evaluating our business. The risks disclosed below, either alone or in combination, could materially adversely affect the business, financial condition or results of operations of the Company. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Risks Related To Our Business and Industry

We are subject to interest rate risk.

         Our earnings and cash flows are largely dependent upon the net interest income of the Company. Net interest income is the difference between interest earned on assets, such as loans and securities, and the cost of interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, which could reduce the amount of fee income generated, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income could be adversely affected, which in turn could negatively affect our earnings. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

         Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the results of operations of the Company, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Volatility in interest rates may also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as U.S. Government and Agency securities and other investment vehicles, including mutual funds, which generally pay higher rates of return than financial institutions because of the absence of federal insurance premiums and reserve requirements. Disintermediation could also result in material adverse effects on our financial condition and results of operations.

         A discussion of the policies and procedures used to identify, assess and manage certain interest rate risk is set forth in Item 7A, "Qualitative and Quantitative Disclosures about Market Risk," of this Annual Report on Form 10-K.

We are subject to lending risk.

         There are inherent risks associated with our lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate as well as those across the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans.

         As of December 31, 2005, approximately 55% of the bank's loan portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of commercial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

The allowance for possible loan losses may be insufficient.

         Although we try to maintain diversification within our loan portfolio in order to minimize the effect of economic conditions within a particular industry, management also maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on management's quarterly analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment. Among other considerations in establishing the allowance for loan losses, management considers economic conditions reflected within industry segments, the unemployment rate in our markets, loan segmentation, and historical losses that are inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.

         In addition, bank regulatory agencies periodically review the allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations. A discussion of the policies and procedures related to management's process for determining the appropriate level of the allowance for loan losses is set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K.

Bank holding companies depend on the accuracy and completeness of information about customers and counterparties.

         In deciding whether to extend credit or enter into other transactions, we often rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

We  are  subject  to  environmental   liability  risk  associated  with  lending
activities.

         A significant portion of the loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property's value or limit the ability of the Company to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although management has policies and procedures to perform an environmental review during the loan application process and also before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

The profitability of the Company depends significantly on economic conditions in the States of Mississippi and Louisiana.

         Our success depends primarily on the general economic conditions of the State of Mississippi and the State of Louisiana and the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers primarily in Natchez and Vicksburg, Mississippi, and Baton Rouge, Louisiana. The local economic conditions in these areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.

The earnings of bank holding companies are significantly affected by general business and economic conditions.

         In addition to the risks associated with the general economic conditions in the markets in which we operate, our operations and profitability are also impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. A deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our financial condition and results of operations.

We operate in a highly competitive industry and market area.

         We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional and community banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The information under the heading "Competition" in Item 1, "Business," of this Annual Report on Form 10-K provides more information regarding the competitive conditions in our markets.

         Our industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, many of our competitors have substantially greater resources than us, including higher total assets and capitalization, greater access to capital markets and a broader offering of financial services.

         Our ability to compete successfully depends on a number of factors, including, among other things:

o The ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.
o    The ability to expand the Company's market position.
o The scope, relevance and pricing of products and services offered to meet customer needs and demands.
o The rate at which we introduce new products and services relative to our competitors.
o    Customer satisfaction with our level of service.
o    Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We are subject to extensive government regulation and supervision.

         The Company and the Bank are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not the economic or other interests of shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of the foregoing, could affect the Company and/or the Bank in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.

         Under regulatory capital adequacy guidelines and other regulatory requirements, the Company and the Bank must meet guidelines that include quantitative measures of assets, liabilities and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. If we fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. Our failure to maintain the status of "well capitalized" under our regulatory framework could affect the confidence of our customers in us, thus compromising our competitive position. In addition, failure to maintain the status of "well capitalized" under our regulatory framework or "well managed" under regulatory examination procedures could compromise our status as a bank holding company and related eligibility for a streamlined review process for acquisition proposals.

         We are also subject to laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes Act and new SEC regulations. These laws, regulations and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention.

         Failure to comply with laws, regulations or policies could also result in sanctions by regulatory agencies and/or civil money penalties, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. The information under the heading "Supervision and Regulation" in Item 1, "Business," of this Annual Report on Form 10-K and Note N, "Regulatory Matters" to the Consolidated Financial Statements of the Company in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K provides more information regarding the regulatory environment in which we and our Bank operate.

Our controls and procedures may fail or be circumvented.

         Management regularly reviews and updates our internal control over financial reporting, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well designed and operated, has inherent limitations, including the possibility that a control can be circumvented or overridden, and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to our adherence to financial reporting, disclosure and corporate governance policies and procedures.

Slower than anticipated growth in new branches and new product and service offerings could result in reduced income.

         We have placed a strategic emphasis on expanding our branch network and product offerings. Executing this strategy carries risks of slower than anticipated growth both in new branches and new products. New branches and products require a significant investment of both financial and personnel resources. Lower than expected loan and deposit growth in new investments can decrease anticipated revenues and net income generated by those investments, and opening new branches and introducing new products could result in more additional expenses than anticipated and divert resources from current core operations.

We are substantially dependent on dividends from the Bank for our revenues.

         The Company is a separate and distinct legal entity from the Bank, and it receives substantially all of its revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the Company. In the event the Bank is unable to pay dividends to us, we may not be able to service debt, pay obligations or pay dividends on our common stock. The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations. The information under the heading "Supervision and Regulation" in Item 1, "Business," of this Annual Report on Form 10-K provides a discussion about the restrictions governing the Bank's ability to transfer funds to us.

We may not be able to attract and retain skilled people.

         Our success depends in part on our ability to retain key executives and to attract and retain additional qualified personnel who have experience both in sophisticated banking matters and in operating a bank of our size. Competition for such personnel is strong in the banking industry, and we may not be successful in attracting or retaining the personnel we require. The unexpected loss of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our markets, years of industry experience and the difficulty of promptly finding qualified replacements. We expect to effectively compete in this area by offering financial packages that are competitive within the industry.

Our information systems may experience an interruption or breach in security.

         We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on the financial condition and results of operations of the Company.

We continually encounter technological change.

         Our industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting our industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Consumers may decide not to use banks to complete their financial transactions.

         While we continually attempt to use technology to offer new products and services, at the same time, technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as disintermediation, could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.

         Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the ability of the Company to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. For example, during 2005, Hurricanes Katrina and Rita made landfall and subsequently caused extensive flooding and destruction along the coastal areas of the Gulf of Mexico. Although our operations were not disrupted by these hurricanes or their aftermath, other severe weather or natural disasters, acts of war or terrorism or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Risks Associated With Our Common Stock

Our stock price can be volatile.

         Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

o    Actual or anticipated variations in quarterly results of operations.
o    Recommendations by securities analysts.
o Operating and stock price performance of other companies that investors deem comparable to the Company.
o News reports relating to trends, concerns and other issues in the banking and financial services industry.
o    Perceptions in the marketplace regarding us and/or our competitors.
o    New technology used, or services offered, by competitors.
o    Significant acquisitions or business combinations,  strategic partnerships,
     joint   ventures  or  capital   commitments  by  or  involving  us  or  our
     competitors.
o Failure to integrate acquisitions or realize anticipated benefits from acquisitions.
o    Changes in government  regulations.
o Geopolitical conditions such as acts or threats of terrorism or military conflicts.

         General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results.

The trading volume in our common stock is less than that of other larger bank holding companies.

         Our common stock is listed for trading on the Nasdaq Capital Market; the average daily trading volume in our common stock is low, generally less than that of many of the our competitors and other larger bank holding companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause volatility in the price of our common stock.

An investment in our common stock is not an insured deposit.

         Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this "Risk Factors" section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you may lose some or all of your investment.

Our Restated Articles of Association and By-laws, as well as certain banking laws, may have an anti-takeover effect.

         Provisions of our Restated Articles of Association and By-laws, which are exhibits to this Annual Report on Form 10-K, and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to our shareholders. The combination of these provisions impedes a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

Item 2.  Properties.

         The Company has its principal offices in its headquarters building at 500 Main Street, Natchez, Adams County, Mississippi 39120, which is owned and occupied by the Bank. The Bank owns the property on which four of its branches are located and leases the property for one of its branches. In the judgment of management, the facilities of the Company and the Bank are generally suitable, adequately insured and provide for the continuing needs of the Company and the Bank. All branches operated are full service and the list below describes the locations and general character of the properties owned and leased by the Company and the Bank:

                                                            Approximate Office
    Location                Own/Lease        Use            Space (square feet)
----------------------      ---------     ------------     ---------------------
Natchez

500 Main Street
Natchez, Mississippi          Owned       Main Office             33,723

411 Highway 61 N.
Natchez, Mississippi          Owned       Branch Office            1,922

55A Sgt. Prentiss Drive
Natchez, Mississippi          Owned       Branch Office           11,774

Vicksburg

2059 Highway 61 N.
Vicksburg, Mississippi        Owned       Branch Office            3,153

2150 S. Frontage Road
Vicksburg, Mississippi        Owned       Branch Office            6,000

                                                            Approximate Office
    Location                Own/Lease        Use            Space (square feet)
----------------------      ---------     ------------     ---------------------
Baton Rouge

8810 Bluebonnet.
Suites A & B
Baton Rouge, Louisiana        Leased      Branch Office            5,112


         The  lease  for  the  Company's   branch  located  at  8810  Bluebonnet
Boulevard, in Baton Rouge, Louisiana is for a ten year period beginning October 1, 2003.

Item 3.  Legal Proceedings.

         The Company and the Bank are currently not involved in any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to the Company's shareholders during the fourth quarter of 2005.

                                     PART II

Item 5.  Market  for  Common   Equity,   Related  Stockholder  Matters and Small
         Business Issuer Purchases of Equity Securities.

         The information required in response to this item is incorporated by reference to the material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Information
Regarding our Common Stock" in the Company's 2005 Annual Report to its Shareholders (the "2005 Annual Report"). See the information under Item 11 below for disclosures relating to the Company's equity compensation plan. A copy of the 2005 Annual Report is filed as an exhibit to this Annual Report on Form 10-K.

         The Company did not repurchase any equity securities during the 4th quarter of 2005.

Item 6.  Selected Financial Data

         The information required in response to this item is incorporated by reference to the material under the heading "Financial Highlights" in the Company's 2005 Annual Report. A copy of the 2005 Annual Report is filed as an exhibit to this Annual Report on Form 10-K.

Item 7.  Management's Discussion and Analysis or Plan of Operation.

         The information required in response to this item is incorporated by reference to the material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2005Annual Report. A copy of the 2005 Annual Report is filed as an exhibit to this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The information required in response to this item is incorporated by reference to the material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Qualitative and Qualitative Disclosures about Market Risk" in the Company's 2005 Annual Report. A copy of the 2005 Annual Report is filed as an exhibit to this Annual Report on Form 10-K.

Item 8.  Financial Statements and Supplementary Data

         The information required in response to this item is incorporated by reference to the material under the headings "Consolidated Balance Sheet", "Consolidated Statements of Income", "Consolidated Statements of Changes in
Stockholders' Equity", "Consolidated Statements of Cash Flows", "Notes to the Consolidated Financial Statements" and Management's Discussion and Analysis of Financial Conditions and Results of Operations - Quarterly Financial Trends" in the Company's 2005 Annual Report. A copy of the 2005 Annual Report is filed as an exhibit to this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A.  Controls and Procedures.

         Within the 90 days prior to the date of this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer of the Company ("CEO") and the Chief Financial Officer of the Company ("CFO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2005. Based on this evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's SEC reports.

         During the fourth quarter of 2005, there were no changes to the Company's internal control over financial reporting that materially affected, or was reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information.

         None.

                                    PART III

Item 10.  Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act.

         The information required in response to this item is incorporated into this report by reference to the material under the headings "Stock Ownership", "Board of Directors", "Election of Directors", "Committees of the Board of Directors" and "Executive Officers and Executive Compensation" in the Company's Definitive Proxy Statement for its 2006 Annual Meeting of Shareholders (the "2006 Proxy Statement").

         Code of Ethics

         The Board of Directors adopted a code of business conduct and ethics in compliance with Item 406 of Regulation S-K that applies to the principal executive officer, principal financial officer, principal accounting officer and controller of the Company and the Bank. Access to the Company's Code of Ethics is available to shareholders of the Company and customers of the Bank through the Bank's website at www4.bkbank.com under "investor relations." Amendments to or waivers from provisions of the Company's Code of Ethics will be disclosed on the Company's website.

Item 11.  Executive Compensation.

         The information required in response to this item is incorporated into this report by reference to the material under the heading "Executive Officers and Executive Compensation" in the 2006 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         In partial response to this item, the Company incorporates into this report by reference the material under the heading "Stock Ownership" in the 2006 Proxy Statement.

         The following table summarizes the company's equity compensation plan information as of December 31, 2005. The underlying plan, which is more fully described in Note J to the consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K, has been previously approved by a vote of the shareholders.



                                               Equity Compensation Plan Information

                                                                                                  (c)
                                                                                          Number of securities
                                                  (a)                                     remaining  available
                                          Number of securities             (b)            for future issuance
                                           to be issued upon        Weighted-average          under equity
                                              exercise of           exercise price of       compensation plans
                                          outstanding options,     outstanding options,   (excluding securities
                                           warrants and rights     warrants and rights       in column (a))
                                          --------------------    ---------------------   ---------------------

Plan category

Equity compensation plans
  approved by security holders(1)               35,520                 $ 17.29                   124,480
Equity compensation plans not
  approved by security holders                       -                       -                         -

     Total                                      35,520                 $ 17.29                   124,480



(1) The shareholder-approved plan is the Britton & Koontz Capital Corporation Long Term Incentive Plan. An aggregate of 160,000 shares of common stock were authorized for issuance under the plan, and options to acquire 35,520 shares were outstanding as of December 31, 2005.

Item 13.  Certain Relationships and Related Transactions.
         The information required in response to this item is incorporated into this report by reference to the material under the heading "Board of Directors" in the 2006 Proxy Statement.

Item 14.  Principal Accounting Fees and Services.

         The information required in response to this item is incorporated into this report by reference to the material under the heading "Independent Registered Public Accountants" in the 2006 Proxy Statement.

                                     Part IV

Item 15.  Exhibits, Financial Statement Schedules.

          (a)  Financial Statements

            1. Consolidated  Financial  Statements and Supplementary Information
               for Years Ended December 31, 2005, 2004 and 2003, which include the following:

              (a) Selected Financial Data
              (b) Report of Independent  Registered  Public  Accounting  Firm
              (c) Consolidated  Balance  Sheets

              (d) Consolidated  Statements  of Income
              (e) Consolidated  Statements of Changes in Shareholders' Equity
              (f) Consolidated  Statement  of Cash Flows
              (g) Notes to the Consolidated Financial Statements

            2. Financial Statement Schedules

                None

            3. Exhibits required by Item 601 of Regulation S-K

Exhibit           Description of Exhibit

3.1* Restated Articles of Incorporation of Britton & Koontz Capital Corporation, incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997.

3.2               By-Laws of Britton & Koontz Capital Corporation, as amended.


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

10.03*+ Salary Continuation Plan Agreement dated September 26, 1994, between Britton & Koontz Capital Corporation and W.Page Ogden, incorporated by reference to Exhibit 10 to Registrant's Quarterly Report on Form 10-QSB filed with the Commission on November 14, 1994, (Commission File Number 33-56204).

10.05*+ Britton & Koontz Capital Corporation Long-Term Incentive Compensation Plan and Amendment, incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997.

13                2005 Annual Report to Shareholders

21                Subsidiaries of the Company

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

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15 of Form 10-K.

The Company does not have any un-registered long-term debt exceeding ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company will file with the Securities and Exchange Commission, upon request, a copy of all long-term debt instruments.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BRITTON & KOONTZ CAPITAL CORPORATION


Date: March 21, 2006                     By: /s/ W. Page Ogden
                                            ------------------------------------
                                            W. Page Ogden
                                            Chairman and Chief Executive Officer
                                            Date:  March 21, 2006

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                  Title                       Date

/s/ W. Page Ogden                        Chairman,                March 21, 2006
------------------------------------     Chief Executive Officer
W. Page Ogden                            and Director


/s/ William M. Salters                   Treasurer,               March 21, 2006
------------------------------------     Chief Financial Officer,
William M. Salters                       Principal Accounting
                                         Officer and Controller


/s/ W. W. Allen Jr.                      Director                 March 21, 2006
------------------------------------
W. W. Allen, Jr.


/s/ Craig A. Bradford, DMD               Director                 March 21, 2006
--------------------------------
Craig A. Bradford, DMD


/s/ A. J. Ferguson                       Director                 March 21, 2006
------------------------------------
A. J. Ferguson


/s/ Bethany L. Overton                   Director                 March 21, 2006
------------------------------------
Bethany L. Overton


/s/ R. Andrew Patty II                   Director                 March 21, 2006
------------------------------------
R. Andrew Patty II


/s/ Robert R. Punches                    Vice-Chairman and        March 21, 2006
------------------------------------     Director
Robert R. Punches

Signature                                  Title                      Date


/s/ Vinod K. Thukral, Ph.D.              Director                 March 21, 2006
---------------------------------
Vinod K. Thukral, Ph.D.


/s/ George R. Kurz                       Director                 March 21, 2006
---------------------------------
George R. Kurz

                                  EXHIBIT INDEX

Exhibit         Description of Exhibit

3.2             By-laws of Britton & Koontz Capital Corporation, as amended

13              2005 Annual Report to Shareholders

21              Subsidiaries of Britton & Koontz Capital Corporation, as amended

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