Form 10-Q
period 2006-03-31
BRITTON & KOONTZ CAPITAL CORP
filed 2006-05-12
CIK 707604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2006.

[  ]     Transition  Report  Pursuant  to  Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from _______ to _______


                         Commission File Number 0-22606


                      BRITTON & KOONTZ CAPITAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


         Mississippi                                           64-0665423
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

                   500 Main Street, Natchez, Mississippi 39120
               (Address of Principal Executive Offices) (Zip Code)

                                  601-445-5576
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

    Large accelerated filer      Accelerated filer       X Non-accelerated filer
---                           ---                       ---

Indicate by check mark whether the registrant is a shell  company (as defined in
Rule 12b-2 of the Exchange Act). Yes   [  ]  No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             2,117,086   Shares of Common Stock, Par Value $2.50, were
                         outstanding as of May 1, 2006.

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

         Item 1A.  Risk Factors

         Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

         Item 6.   Exhibits



SIGNATURES


CERTIFICATIONS

PART I            FINANCIAL INFORMATION

         Item 1.  Financial Statements



                           BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION




                                                A S S E T S


                                                                             March 31,       December 31,
 ASSETS:                                                                       2006              2005
                                                                          ----------------  ----------------
 Cash and due from banks:
       Non-interest bearing                                                   $ 9,097,678       $ 8,553,139
       Interest bearing                                                         8,799,263         1,272,320
                                                                          ----------------  ----------------
              Total cash and due from banks                                    17,896,941         9,825,459

 Federal funds sold                                                             1,081,388           401,138
 Investment Securities:
       Held-to-maturity (market value, in 2006 and 2005,
           of $38,856,085 and $39,015,853, respectively)                       37,902,047        37,994,043
       Available-for-sale (amortized cost, in 2006 and 2005,
           of $76,362,001 and $79,902,610, respectively)                       74,377,274        78,287,012
       Equity securities                                                        5,129,500         5,501,700
 Loans, less unearned income of $585 in 2006 and
           $794 in 2005, and allowance for loan losses of
           $2,423,606 in 2006 and $2,377,840 in 2005                          232,085,606       242,534,011
 Loans held for sale                                                                    -           171,200
 Bank premises and equipment, net                                               8,005,290         8,046,668
 Other real estate, net                                                         1,447,327         1,470,584
 Accrued interest receivable                                                    2,146,598         2,258,225
 Cash surrender value of life insurance                                           948,544           936,378
 Core Deposits, net                                                               853,986           880,890
 Other assets                                                                     943,929           952,721
                                                                          ----------------  ----------------

 TOTAL ASSETS                                                               $ 382,818,430     $ 389,260,029
                                                                          ================  ================





                                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                             March 31,       December 31,
 LIABILITIES:                                                                  2006              2005
                                                                          ----------------  ----------------
 Deposits
       Non-interest bearing                                                  $ 51,201,873      $ 51,466,230
       Interest bearing                                                       212,368,005       205,910,680
                                                                          ----------------  ----------------
              Total deposits                                                  263,569,878       257,376,910

 Federal Home Loan Bank advances                                               71,089,497        84,196,067
 Securities sold under repurchase agreements                                    8,298,811         8,032,721
 Accrued interest payable                                                       1,730,651         1,438,836
 Advances from borrowers for taxes and insurance                                  236,344           437,222
 Accrued taxes and other liabilities                                            1,163,687         1,363,115
 Junior subordinated debentures                                                 5,155,000         5,155,000
                                                                          ----------------  ----------------
              Total liabilities                                               351,243,868       357,999,871

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
 Common stock - $2.50 par value per share;
       12,000,000 shares authorized; 2,131,586 and 2,130,816 issued;
       2,117,086 and 2,116,316 outstanding for March 31, 2006, and
        December 31, 2005, respectively                                         5,328,965         5,327,040
 Additional paid-in capital                                                     7,268,635         7,254,113
 Retained earnings                                                             20,493,416        19,949,100
 Accumulated other comprehensive income                                        (1,259,079)       (1,012,720)
                                                                          ----------------  ----------------
                                                                               31,831,937        31,517,533
 Cost of 14,500 shares of common stock held by the company                       (257,375)         (257,375)
                                                                          ----------------  ----------------

              Total stockholders' equity                                       31,574,562        31,260,158
                                                                          ----------------  ----------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 382,818,430     $ 389,260,029
                                                                          ================  ================





                     BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME

                                                               Three Months Ended
                                                                       March 31,
                                                        --------------------------------

                                                             2006             2005
                                                        ---------------   --------------

 INTEREST INCOME:
 Interest and fees on loans                                $ 4,338,445      $ 3,654,263
 Interest on investment securities:
     Taxable interest income                                   957,632        1,090,030
     Exempt from federal taxes                                 408,574          408,837
 Interest on federal funds sold                                 12,021              492
                                                        ---------------   --------------

 Total interest income                                       5,716,672        5,153,622
                                                        ---------------   --------------


 INTEREST EXPENSE:
 Interest on deposits                                        1,440,148          886,040
 Interest on Federal Home Loan Bank advances                   716,945          801,036
 Interest on federal funds purchased                                 -           29,520
 Interest on trust preferred securities                         99,218           71,699
 Interest on securities sold under repurchase agreements        80,428           46,763
                                                        ---------------   --------------

 Total interest expense                                      2,336,739        1,835,058
                                                        ---------------   --------------


 NET INTEREST INCOME                                         3,379,933        3,318,564

 Provision for loan losses                                      60,000           90,000
                                                        ---------------   --------------


 NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                             3,319,933        3,228,564
                                                        ---------------   --------------


 OTHER INCOME:
 Service charges on deposit accounts                           327,348          319,252
 Income from fiduciary activities                                9,358           10,193
 Income from investment activities                              20,774           31,213
 Insurance premiums and commissions                                  -               71
 Gain/(loss) on sale of ORE                                          -            1,870
 Gain/(loss) on sale of mortgage loans                          85,148           94,514
 Gain/(loss) on sale of other assets                              (400)               -
 Other                                                         169,155          148,524
                                                        ---------------   --------------

 Total other income                                            611,383          605,637
                                                        ---------------   --------------







 OTHER EXPENSES:
 Salaries                                                    1,271,667        1,357,798
 Employee benefits                                             191,451          237,275
 Director fees                                                  47,345           51,525
 Net occupancy expense                                         223,218          241,679
 Equipment expenses                                            263,885          255,684
 FDIC assessment                                                 7,906            7,867
 Advertising                                                    54,457           54,220
 Stationery and supplies                                        45,742           50,797
 Audit expense                                                  45,481           47,451
 Other real estate expense                                      26,389            7,063
 Amortization of deposit premium                                26,904           26,904
 Other                                                         484,854          504,047
                                                        ---------------   --------------

 Total other expenses                                        2,689,299        2,842,310
                                                        ---------------   --------------


 INCOME BEFORE INCOME TAX EXPENSE                            1,242,017          991,891

 Income tax expense                                            316,625          100,478
                                                        ---------------   --------------

 NET INCOME                                                  $ 925,392        $ 891,413
                                                        ===============   ==============


 EARNINGS PER SHARE DATA:

 Basic earnings per share                                       $ 0.44           $ 0.42
                                                        ===============   ==============

 Basic weighted shares outstanding                           2,116,811        2,116,316
                                                        ===============   ==============


 Diluted earnings per share                                     $ 0.44           $ 0.42
                                                        ===============   ==============

 Diluted weighted shares outstanding                         2,124,283        2,120,750
                                                        ===============   ==============



                                  BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005



                                                                                              Accumulated
                                                                    Additional                  Other                      Total
                                                 Commonn Stock       Paid-in     Retained    Comprehensive  Treasury    Stockholders
                                              Shares      Amount     Capital     Earnings       Income        Stock       Equity
                                             ---------  ----------- ----------- ------------ ------------- -----------  ------------
 Balance at December 31, 2004                2,116,316  $ 5,327,040 $ 7,254,113 $18,181,718  $   646,272   $ (257,375)  $31,151,768
 Comprehensive Income:
     Net income                                                                     891,413                                 891,413

     Other comprehensive
      income (net of tax):
     Net change in unrealized gain/(loss)
      on securities available for sale, net
      of taxes for $565,983                                                                     (951,398)                  (951,398)
     Other Comprehensive gains from
      derivates, net of reclassification
      adjustment of $32,547                                                                      (54,711)                   (54,711)
                                                                                                                        ------------
 Total Comprehensive income                                                                                                (114,696)
                                             ---------  ----------- ----------- ------------ ------------  -----------  ------------
 Balance at March 31, 2005                   2,116,316  $ 5,327,040 $ 7,254,113 $19,073,131  $  (359,837)  $ (257,375)  $31,037,072
                                             =========  =========== =========== ============ ============  ===========  ============






                                                                                              Accumulated
                                                                    Additional                  Other                      Total
                                                 Commonn Stock       Paid-in     Retained    Comprehensive  Treasury    Stockholders
                                              Shares      Amount     Capital     Earnings       Income        Stock       Equity
                                             ---------  ----------- ----------- ------------ ------------- -----------  ------------
Balance at December 31, 2005                 2,116,316  $ 5,327,040 $ 7,254,113 $19,949,100  $(1,012,720)  $ (257,375)  $31,260,158

 Comprehensive Income:
     Net income                                                                     925,392                                 925,392

     Other comprehensive
      income (net of tax):
     Net change in unrealized gain/(loss)
      on securities available for sale, net
      of taxes of $137,685                                                                      (231,444)                  (231,444)
     Other Comprehensive gains from
      derivates, net of reclassification
      adjustment of $8,873                                                                       (14,916)                   (14,916)
                                                                                                                        ------------
 Total Comprehensive income                                                                                                 679,032
 Cash Dividend paid $0.18 per share                                                (381,075)                               (381,075)
 Stock Options exercised                           770        1,925      14,522                                              16,447
                                             ---------  ----------- ----------- ------------ ------------  -----------  ------------
 Balance at March 31, 2006                   2,117,080  $ 5,328,965 $ 7,268,635 $20,493,416  $(1,259,079)  $ (257,375)  $31,574,562
                                             =========  =========== =========== ============ ============  ===========  ============




                          BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      PERIODS ENDED MARCH 31,

                                                                                         2006                   2005
                                                                                  -------------------    -------------------

 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                             $    925,392           $    891,413
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
          Deferred income taxes                                                             (239,390)              (130,869)
          Provision for loan losses                                                           60,000                 90,000
          Provision for depreciation                                                         196,632                186,666
          Stock dividends received                                                           (48,200)               (36,000)
          (Gain)/loss on sale of other real estate                                                 -                 (1,870)
          (Gain)/loss on sale of mortgage loans                                              (85,148)               (94,514)
          Net amortization (accretion) of securities                                          44,768                 94,839
          Amortization of deposit premium                                                     26,904                 26,904
          Writedown of other real estate                                                      22,178                      -
 Net change in:
          Loans held for sale                                                                171,200               (277,667)
          Accrued interest receivable                                                        111,627                (43,639)
          Cash surrender value                                                               (12,166)                32,367
          Other assets                                                                       (14,997)              (106,730)
          Accrued interest payable                                                           291,815                 88,805
          Accrued taxes and other liabilities                                                186,520                 16,165

                                                                                  -------------------    -------------------

          Net cash provided by (used) in operating activities                              1,637,135                735,870
                                                                                  -------------------    -------------------


 CASH FLOWS FROM INVESTING ACTIVITIES
          (Increase)/decrease in federal funds sold                                         (680,250)               109,031
          Proceeds from sales, maturities and paydowns
          of investment securities                                                         4,200,719              5,396,887
          Redemption of FHLB stock                                                           420,400                      -
          Purchase of FHLB stock                                                                   -               (371,500)
          Purchases of investment securities                                                (612,882)            (7,031,532)
          (Increase)/decrease in loans                                                    10,469,053             (9,007,120)
          Proceeds from sale and transfers of other real estate                                1,079                 36,870
          Proceeds from sale and transfers of other repossessed assets                         4,500                      -
          Purchase of premises and equipment                                                (155,254)              (175,636)

                                                                                  -------------------    -------------------

          Net cash provided by (used) in investing activities                             13,647,365            (11,043,000)
                                                                                  -------------------    -------------------





                                                                                         2006                   2005
                                                                                  -------------------    -------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
          Increase /(decrease) in customer deposits                                        6,114,609              4,500,584
          Increase /(decrease) in brokered deposits                                           78,359              1,916,000
          Increase /(decrease) in securities sold under
          repurchase agreements                                                              266,090                242,721
          Increase /(decrease) in federal funds purchased                                          -             (3,740,000)
          Increase /(decrease) in FHLB advances                                          (13,106,570)             8,262,959
          Increase /(decrease) in advances from borrowers
          for taxes and insurance                                                           (200,878)              (179,492)
          Cash dividends paid                                                               (381,075)                     -
          Common stock issued                                                                 16,447                      -

                                                                                  -------------------    -------------------

          Net cash provided by (used) in financing activities                             (7,213,018)            11,002,772
                                                                                  -------------------    -------------------


 NET INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS                                        8,071,482                695,642
                                                                                  -------------------    -------------------


 CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                            9,825,459              6,576,825
                                                                                  -------------------    -------------------


 CASH AND DUE FROM BANKS AT END OF PERIOD                                               $ 17,896,941           $  7,272,467
                                                                                  ===================    ===================





 SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:

          Cash paid during the year for interest                                        $  2,044,924           $  1,746,253
                                                                                  ===================    ===================


 SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:

          Transfers from loans foreclosed to other real estate                          $          -           $     67,178
                                                                                  ===================    ===================

          Change in unrealized gains (losses)
           on securities available for sale                                             $   (369,129)          $ (1,517,380)
                                                                                  ===================    ===================

          Change in the deferred tax effect in unrealized
           gains (losses) on securities available for sale                              $   (137,685)          $   (565,983)
                                                                                  ===================    ===================


          Change in unrealized gains (losses) on derivative                             $    (23,789)          $    (87,258)
                                                                                  ===================    ===================

          Change in the deferred tax effect in
           unrealized gains (losses) on derivative                                      $     (8,873)          $    (32,547)
                                                                                  ===================    ===================




              BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006



Note A.  Basis of Presentation

         The consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 2005, has been derived from the audited financial statements of the Company for the year then ended. The accompanying interim consolidated financial statements as of March 31, 2006, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position and operating results of the periods presented. Certain 2005 amounts have been reclassified to conform to the 2006 presentation.


Note B.  Interest Rate Risk Management

         In an effort to reduce funding costs, the Company enters into or purchases interest rate caps. On February 4, 2005, the Company entered into an agreement with the Federal Home Loan Bank of Dallas ("FHLB") to cap the interest rate paid on a $20 million advance for 3 years at 3-Month LIBOR with a strike price of 4% and a cost of 35 basis points ("bps") plus a margin of 2 bps. A cap with a 2-year term was entered into with the FHLB on October 18, 2005, for $5 million with a strike price of 3-Month LIBOR at 4.50% at a cost of 35 bps with no margin. On May 8, 2006, 3-Month LIBOR was 5.16% and both caps were in the money. The cost of both caps is included in the monthly interest expense paid to the FHLB.

         On May 9, 2002, Britton & Koontz Bank, N.A., the Company's wholly-owned subsidiary (the "Bank"), entered into an off-balance sheet interest rate swap agreement to convert existing prime based loans to a fixed rate. Under the terms of the agreement, the Bank receives a fixed rate of 7.635% and is obligated to pay a floating rate based on USD-Prime-H.15, calculated on a contractual notional amount of $5,000,000. The original term is for five years, expiring May 10, 2007. The fair value of this derivative, designated as a cash flow hedge and considered highly effective over its term, indicated a loss of $23 thousand at March 31, 2006, and is reflected in other assets. The positive impact on income through March 31, 2006, is $3 thousand. Management does not consider the arrangement to have a material impact toward the Company's liquidity or capital resources or to pose any known risks with respect to market or credit risk.


Note C.  Loans Held-for-Sale

         Loans held-for-sale are primarily thirty year and fifteen year fixed rate, one to four family real estate loans which are valued at the lower of cost or market, as determined by outstanding commitments from investors or current investor yield requirements, calculated on an individual basis. These loans are sold to protect earnings and equity from undesirable shifts in interest rates. Unrealized losses on loans held-for-sale are charged against income in the period of decline. Such declines are recorded in a valuation allowance account and deducted from the cost basis of the loans. At March 31, 2006, no charge was recorded. Gains on loans are recognized when realized and at March 31, 2006, there were no loans held for sale.


Note D.  Junior Subordinated Debentures

         On March 26, 2003, the Company finalized its participation in FTN Financial Capital Market's and Keefe, Bruyette & Woods' pooled trust preferred offering. The Company established Britton & Koontz Statutory Trust # 1 which issued 5,000 capital securities and 155 common securities with an aggregate liquidation amount of $5 million and $155 thousand, respectively. The term of the capital securities and debentures is 30 years, callable after 5 years at the option of the Company. The initial interest rate was 4.41%, adjusting quarterly at 3-Month LIBOR plus 3.15% and capped at 11.75%. The interest rate at March 31, 2006, was 8.11%.

  Note E.  Loan Commitments

         In the ordinary course of business, the Company enters into commitments to extend credit to its customers. Letters of credit at March 31, 2006, and December 31, 2005, were $2.3 million and $1.9 million, respectively. As of March 31, 2006, the Company had entered into other commercial and residential loan commitments with certain customers that had an aggregate unused balance of $92.9 million, an increase from $82.6 million at December 31, 2005. This compares with loan commitments of $46.4 million and $40.7 million at March 31, 2005, and December 31, 2004, respectively. Because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire, the balances on such commitments should not be used to project actual future liquidity requirements. However, the Company does incorporate expectations about the level of draws under all credit-related commitments into its funds management process.

  Note F.  Earnings per Share

         Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. The computation of diluted income per share assumes the exercise of all outstanding securities potentially convertible into common stock, including options granted, unless the effect is anti-dilutive. The effect will be anti-dilutive when the exercise price per share of an option exceeds the current market price for a share of Company stock. The Company uses the Black Scholes method for valuing stock options and does not expect that the adoption of FAS 123R will materially impact the financial statements. The following is information about the computation of earnings per share for the three months ended March 31, 2006 and 2005.

                                                     For the three months ended
                                                              March 31,
                                                 -------------------------------
                                                       2006            2005
                                                 -------------    --------------
Basic weighted average shares outstanding            2,116,811       2,116,316
Dilutive effect of granted options                       7,472           4,434

Diluted weighted average shares outstanding          2,124,283       2,120,750
Net income                                         $   925,392     $   891,413
Net income per share-basic                         $      0.44     $      0.42
Net income per share-diluted                       $      0.44     $      0.42

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

             This discussion is intended to present a review of the major factors affecting the financial condition and results of operations of the Company as of March 31, 2006, and disclose and expand on material changes from prior periods.


SUMMARY

             The Company reported net income of approximately $925 thousand ($0.44 basic and $0.44 diluted earnings per share) for the three months ended March 31, 2006, compared to $891 thousand ($0.42 basic and $0.42 diluted earnings per share) for the three months ended March 31, 2005.

             Included in the first quarter results of 2005 was a one-time adjustment to tax expense for previous entries to establish a tax asset in regards to the Company's Bank Owned Life Insurance. After determining that the Company would likely not cancel the policies, a tax reserve became unnecessary. Excluding this one-time adjustment of $124 thousand, the Company's net income increased 20.6% instead of the current 3.8% from the first quarter of 2005 to the first quarter of 2006.

             Total assets decreased $6.4 million to $382.8 million at March 31, 2006, from $389.3 million at December 31, 2005. Expected pay-downs in the loan portfolio during the first quarter of 2006 lowered net loan balances to approximately $232 million at March 31, 2006, from approximately $243 million at year-end. This decrease in loans along with the re-directing of cash flows from the investment portfolio to pay down overnight advances from the FHLB contributed to the decline in total assets for the period. While assets declined, cash and due from banks increased during this same period from $9.8 million to $17.9 million as cash accumulated due to the remaining borrowed funds from the FHLB were term advances with the earliest maturities in May 2006. Available-for-sale investment securities decreased $3.9 million to $74.4 million while the held-to-maturity portfolio fell $92 thousand to $37.9 million as management refrained from purchasing additional securities during the first quarter of 2006 because it was not satisfied with the rates of return offered in the market. Other real estate owned decreased $24 thousand to $1.4 million since year end. Deposits increased $6.2 million from December 31, 2005, to $263.6 million at March 31, 2006, while borrowings decreased $12.8 million to $79.4 million over the same period. Total stockholders' equity increased $314 thousand to $31.6 million at March 31, 2006. Earnings of $925 thousand and additional capital of $16 thousand received by the Company upon the exercise of employee stock options for an aggregate of 770 shares the first quarter of 2006 were offset by $381 thousand in dividends paid and additional unrealized losses of $231 and $15 thousand in the available-for-sale investment portfolio and off-balance sheet derivatives, respectively.

Financial Condition

             Assets

             The Company's total assets decreased $6.4 million from $389.3 million at December 31, 2005, to $382.8 million at March 31, 2006. The Company's investment portfolio fell $4.4 million to $117.4 million while net loan balances, excluding loans held for sale, declined $10.4 million from $242.5 million at December 31, 2005, to $232.1 million at March 31, 2006.

             Investment Securities

             The Company's investment portfolio at March 31, 2006, consisted of mortgage-backed, municipal, and agency securities. Investment securities that are deemed to be held-to-maturity ("HTM") are accounted for by the amortized cost method while securities in the available-for-sale ("AFS") category are accounted for at fair value.

             Management determines the classification of its securities at acquisition. Total HTM and AFS investment securities decreased $4.0 million to $112.3 million as cash flows from such securities for the first quarter of 2006 were used to pay down borrowed funds rather than being reinvested in the market as the returns on investment securities have become less attractive in the current interest rate environment. Equity securities decreased $372 thousand to $5.1 million from December 31, 2005, to March 31, 2006, due primarily to a mandatory redemption of FHLB stock by the Company as a result of the recent modification made by the FHLB of the minimum investment requirement for their members. At March 31, 2006, equity securities were comprised primarily of Federal Reserve Bank stock of $522 thousand, FHLB stock of $4.3 million and ECD Investments, LLC ("ECD") membership interests of $100 thousand. ECD is a vehicle through which banks, individuals and other institutions can participate in economic and business development activities in economically depressed regions of the country, in this instance, the states of Arkansas, Louisiana and Mississippi.

             The amortized cost of the Bank's investment securities, including HTM and AFS securities, at March 31, 2006, and December 31, 2005, are summarized in Table 1.

          TABLE 1: COMPOSITION OF INVESTMENT PORTFOLIO (Amortized Cost)

                                         03/31/06                    12/31/05
                                     ---------------            ---------------
    Mortgage-Backed Securities       $   72,770,405             $   76,496,343
    Agencies Obligations                  6,495,201                  6,495,545
    Obligations of State and
       Political Subdivisions            34,998,442                 34,904,765
                                     ==============             ===============
                                     $  114,264,048             $  117,896,653
                                     ==============             ===============

             Loans

             Net loans held to maturity fell $10.4 million to $232.1 million at March 31, 2006, from $242.5 million at December 31, 2005. Loan balances decreased primarily from expected paydowns by bank customers who had contracted to complete jobs to repair damage caused by Hurricane Katrina. These customers quickly moved from a borrower to depositor status as they were paid for their hurricane related contract work. The Company, however, believes that its loan pipeline indicates strong demand for the remainder of the year in all three Company markets (Baton Rouge, Louisiana, and Natchez and Vicksburg, Mississippi). At the same time, the Company has reduced the mortgage loans held with terms of less than 15 years now selling these loans in the secondary market. The percentage of net loans, excluding loans held for sale, to total assets decreased to 60.6% at March 31, 2006, compared to 62.3% at December 31, 2005. The net loan to deposit ratio was 88.1% at March 31, 2006, compared to 94.2% at year-end

             Table 2 presents the Bank's loan portfolio composition at March 31, 2006, and December 31, 2005.


     TABLE 2: COMPOSITION OF LOAN PORTFOLIO (including loans held for sale)

                                             03/31/06                 12/31/05
                                          --------------          --------------
Commercial, financial & agricultural      $  29,900,000           $  32,868,000
Real estate-construction                     31,713,000              30,069,000
Real estate-1-4 family residential           85,614,000              94,126,000
Real estate-other                            75,278,000              75,237,000
Installment                                  11,825,000              12,478,000
Other                                           180,000                 306,000
                                         --------------           --------------
       Total loans                        $ 234,510,000           $ 245,084,000
                                         ==============           ==============

             The Company's loan portfolio at March 31, 2006, had no significant concentrations of loans other than in the categories presented in the table above.

             Bank Premises

             There have been no material changes in the Company's premises since the year-end.

             Asset Quality

             The Bank's asset quality improved in the first quarter as compared to year-end. Nonperforming assets, including non-accrual loans, other real estate and loans 90 days or more delinquent, decreased $347 thousand to $2.4 million at March 31, 2006, from $2.7 million at year-end. The decrease is mainly due to lower balances in non-accrual loans. The Bank's nonperforming loan ratio decreased as well to .40% at March 31, 2006, from .51% at December 31, 2005. A breakdown of nonperforming assets at March 31, 2006, and December 31, 2005, is shown in Table 3.

                   TABLE 3: BREAKDOWN OF NONPERFORMING ASSETS

                                                   03/31/06           12/31/05
                                                  -----------        ----------
                                                     (dollars in thousands)
    Non-accrual loans by type:
      Real estate                                 $     300          $     413
      Installment                                        54                 72
      Commercial and all other loans                    312                574
                                                  ----------         ----------
          Total non-accrual loans                       666              1,059
      Loans past due 90 days or more                    271                201
                                                  ----------         ----------
          Total nonperforming loans                     937              1,260
      Other real estate owned (net)                   1,447              1,471
                                                  ----------         ----------
          Total nonperforming assets              $   2,384          $   2,731
                                                  ==========         ==========
    Nonperforming loans as a percent
      of loans, net of unearned interest
      and loans held for sale                           .40%               .51%
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

             Based upon this evaluation, management believes the allowance for loan losses of $2.4 million at March 31, 2006, which represents 1.03% of gross loans held to maturity, is adequate, under prevailing economic conditions, to absorb probable losses on existing loans. At March 31, 2006, total reserves included specific reserves of $699 thousand, general reserves of $956 thousand and unallocated reserves of $745 thousand. At December 31, 2005, the allowance for loan loss was $2.4 million or .97% of gross loans held to maturity.

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

             Table 4 details allowance activity for the three months ended March 31, 2006 and 2005:


            TABLE 4: ACTIVITY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                    03/31/06          03/31/05
                                                  -------------    -------------
                                                      (dollars in thousands)
 Balance at beginning of period                    $   2,378          $   2,237
    Charge-offs:
      Real Estate                                         (8)                (3)
      Commercial                                         (10)                (8)
      Installment and other                              (26)               (16)
    Recoveries:
      Real Estate                                         21                  0
      Commercial                                           5                  5
      Installment and other                                4                  3
                                                   ----------        -----------
    Net (charge-offs)/recoveries                         (14)               (19)
    Provision charged to operations                       60                 90
                                                   ----------        -----------
 Balance at end of period                          $   2,424         $    2,308
                                                   ==========        ===========
    Allowance for loan losses as a percent of
     loans, net of unearned interest & loans
     held for sale                                      1.03%              1.01%
                                                   ==========        ===========
 Net charge-offs as a percent of average loans           .01%               .01%
                                                   ==========        ===========

             Potential Problem Loans

             At March 31, 2006, the Company had no loans, other than those balances incorporated in tables 3 and 4 above, which management had significant doubts as to the ability of the borrower to comply with current repayment terms.

             Deposits

             Total deposits increased $6.2 million from $257.4 million at December 31, 2005, to $263.6 million at March 31, 2006. The increase in total deposits is due primarily to an increase in what the Company considers its core deposits, primarily money market and savings accounts. The Company feels that depositors moved to these shorter-term more liquid accounts while waiting for interest rates to move higher. The Company believes these accounts will shift from overnight to time deposits at some point to lock in a higher rate as the market expectation is for lower rates after 2006.

                        TABLE 5: COMPOSITION OF DEPOSITS

                                            03/31/06                 12/31/05
                                      -----------------        -----------------
Non-Interest Bearing                    $   51,201,873           $   51,466,230
NOW Accounts                                23,770,158               23,016,487
Money Market Deposit Accounts               37,918,545               36,516,395
Savings Accounts                            26,471,689               23,032,910
Certificates of Deposit                    124,207,613              123,344,888
                                      -----------------        -----------------
       Total Deposits                   $  263,569,878           $  257,376,910
                                      =================        =================


             Borrowings

             Total Bank borrowings, including FHLB advances and customer repurchase agreements, decreased $12.8 million from $92.2 million at December 31, 2005, to $79.4 million at March 31, 2006. The Company used the cash flows generated from the investment portfolio and deposit increases to reduce the borrowed position.

             Capital

             Stockholders' equity totaled $31.6 million at March 31, 2006, compared to $31.3 million at December 31, 2005. Earnings of $925 thousand and additional capital of $16 thousand received by the Company upon exercise of employee stock options for an aggregate of 770 shares in the first quarter of 2006 were offset by $381 thousand, or $0.18 per share in dividends paid and additional losses of $231 and $15 thousand from unrealized losses in the available-for-sale investment portfolio and off-balance sheet derivatives, respectively. Losses in the AFS investment portfolio and off-balance sheet derivatives, included in comprehensive income, are considered declines due to interest rates and are therefore a temporary impairment of the security.

             Components of comprehensive income are excluded from the calculation of capital ratios. The Company maintained a total capital to risk weighted assets ratio of 14.80%, a Tier 1 capital to risk weighted assets ratio of 13.89% and a leverage ratio of 9.73% at March 31, 2006. These levels substantially exceed the minimum requirements of bank regulatory agencies for well-capitalized institutions of 10.00%, 6.00% and 5.00% respectively. The ratio of shareholders' equity to assets increased to 8.2% at March 31, 2006, compared to 8.0% at December 31, 2005.

             Off-Balance Sheet Arrangements

             There have been no significant changes in the Company's off-balance sheet arrangements during the three months ended March 31, 2006. See Note B and Note E to the Company's consolidated financial statements for a description of the Company's off-balance sheet arrangements.

             Contractual Obligations

             There have been no material changes outside the ordinary course of the Company's business in the contractual obligations set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Results of Operations

             Net Income

             Net income for the three months ended March 31, 2006, increased $34 thousand to $925 thousand, or $0.44 per diluted share, compared to $891 thousand, or $0.42 per diluted share for the same period in 2005. The increase from period to period would have been $158 thousand had it not been for a one-time tax adjustment of $124 thousand related to the Company's bank owned life insurance in the first quarter of 2005. The increase in net income was in large part due to lower expenses particularly in the area of salaries and employee benefits. Returns on both average assets and average equity increased to .97% and 11.73% at March 31, 2006, respectively, from .83% and 10.30% at December 31, 2005, respectively.


             Net Interest Income and Net Interest Margin

             One of the largest components of the Company's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

             Comparing the three month period ended March 31, 2006, to the same period in 2005, net interest income increased $61 thousand to $3.4 million. An increase in average loan volumes was offset by a decrease in the investment securities portfolio. As a result, the Company's average total assets decreased slightly by $2.4 million from the first quarter of 2005 to the first quarter of 2006. Average assets declined from $383.2 million at March 31, 2005, to $380.8 million at March 31, 2006. The value of the investment portfolio declined as cash flows generated by investments were used to pay down borrowed funds, which contributed positively to net interest income. The decreased funding costs generated by the lower balances of borrowed funds, however, were substantially offset by higher interest rates paid on costing liabilities during the first quarter of 2006. The higher rate environment moved yields on average earning assets higher by 70 bps for the comparative periods while funding costs increased 77 bps. Annualized net interest margin was 3.75% for the three months ended March 31, 2006, an increase over the 3.64% for the same period in 2005. The Company expects additional short-term interest rate increases in 2006 which will add additional pressure on net interest margin during the year. However, management believes that the decline in the Company's net interest margin seen during 2005 has slowed materially and any pressure from anticipated interest rate increases should be more than offset by average loan growth in the final three quarters of 2006.

             Non-Interest Income

             Non-interest income includes service charges on deposit accounts, income from fiduciary and brokerage activities, gains from the sale of mortgage loans and other revenue not derived from interest on earning assets. Non-interest income for the three months ended March 31, 2006, increased $6 thousand over the same period in 2005. Included in this increase was a one-time adjustment of $33 thousand to the Company's deferred compensation plan due to the resignation of a senior employee. Increases in service charges on deposit accounts were offset by lower gains on sale of mortgage loans. The Company's mortgage loan department generates loans for the secondary market and recorded gains of $85 thousand on $8.3 million in sales of mortgage loans during the first quarter of 2006 compared to gains of $95 thousand on sales of $8.0 million in 2005.

             Non-Interest Expense

             Non-interest expense includes salaries and benefits, occupancy, equipment, audit and other operating expenses. Non-interest expenses for the three months ended March 31, 2006, were $2.7 million compared to $2.8 million for the same period in 2005. As was discussed earlier, lower salaries and benefits were the primary contributor to the decrease in non-interest expense.

                Income Taxes

             The Company recorded income tax expense of $317 thousand for the three months ended March 31, 2006, compared to $100 thousand for the same period in 2005. The increase is a result of a one-time adjustment to tax expenses in 2005 previously explained in the summary section.

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

             The Company's cash and cash equivalents increased $8.0 million to $17.9 million at March 31, 2006, from $9.8 million at December 31, 2005. Cash provided by operating and investing activities during the first quarter of 2006 was $1.6 million and $13.6 million, respectively, while financing activities used $7.2 million. Investing activities include a net decrease in loans of $10.5 million along with the purchase of $613 thousand of investment securities, offset by pay downs of $4.2 million.

             At March 31, 2006, the Company had unsecured federal funds lines with correspondent banks of $40 million and maintained the ability to draw on its available line of credit with the FHLB in the amount of approximately $43 million. In addition to these lines of credit, the bank had approximately $65 million in unencumbered investment securities available for collateralized borrowing. Management believes it maintains adequate liquidity for the Company's current needs.

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties, which could cause the actual results to differ materially from the Company's expectations. Forward-looking statements have been and will be made in written documents and oral presentations of the Company. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in the Company's documents (including this Report) or oral presentations, the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing market conditions, availability or cost of capital, employee workforce factors, costs and other effects of legal and administrative proceedings, and changes in federal, state or local legislative requirements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

             Market risk reflects the potential risk of economic loss that would result from adverse changes in interest rates and market prices. The risk is usually seen in either reduced market value of financial assets or reduced net interest income in future periods. The Company does not participate in some of the financial instruments that are inherently subject to substantial market risk.

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

             Annually, an economic value of equity analysis is performed to determine the sensitivity of capital associated with interest rate changes. The analysis showed that, at December 31, 2005, in a falling rate scenario where rates moved down by 200 basis points, net portfolio value would decline by less than 5%. The committee as reported to the Board of Directors agreed that this was well within acceptable limits.

             There have been no significant changes in the Company's market risk position since December 31, 2005.

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


PART II.  OTHER INFORMATION


Item 1A.     Risk Factors

             Information regarding risk factors appears in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

             The Company's ability to pay dividends to its shareholders is substantially dependent on the ability of the Bank to transfer funds to the Company in the form of dividends, loans and advances. Federal law imposes limitations on the payment of dividends by national banks. Under federal law, the directors of a national bank, after making proper deduction for all expenses and other deductions required by the Comptroller of the Currency, may credit net profits to the bank's undivided profits account and may declare a dividend from that account of so much of the net profits as they judge expedient. The Comptroller and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings. The Bank's ability to pay dividends to the Company is also limited by prudence, statutory and regulatory guidelines and a variety of other factors. At March 31, 2006, retained earnings available for payment of cash dividends under applicable dividend regulations exceed $4.4 million.

             Certain restrictions also exist on the ability of the Bank to transfer such funds to the Company in the form of loans. Federal Reserve regulations limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At March 31, 2006, the maximum amount available for transfer from the Bank to the Company in the form of loans on a secured basis was $2.1 million. There were no loans outstanding from the Bank to the Company at March 31, 2006.

Item 6.      Exhibits



Exhibit                             Description of Exhibit

3.1 Restated Articles of Incorporation of Britton & Koontz Capital Corporation, incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Securities and Exchange Commission on January 29, 1997. *

3.2 By-Laws of Britton & Koontz Capital Corporation, as amended and restated, incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2006. *

4.1 Shareholder Rights Agreement dated June 1, 1996, between Britton & Koontz Capital Corporation and Britton & Koontz First National Bank, as Rights Agent, incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997. *

31.1 Certifications of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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


                                     BRITTON & KOONTZ CAPITAL CORPORATION




Date:     May 12, 2006               /s/ W. Page Ogden
                                     ------------------------------------------
                                     W. Page Ogden
                                     Chief Executive Officer




Date:     May 12, 2006               /s/ William M. Salters
                                     ------------------------------------------
                                     William M. Salters
                                     Chief Financial Officer

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





Date: May 12, 2006                                /s/ W. Page Ogden
                                                  -----------------------------
                                                  W. Page Ogden
                                                  Chief Executive Officer

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






Date: May 12, 2006                               /s/ William M. Salters
                                                 ------------------------------
                                                 William M. Salters
                                                 Chief Financial Officer

                                  EXHIBIT 32.1

             SECTION 906 - CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                                                                    EXHIBIT 32.1








                    Certification of Chief Executive Officer
                         Pursuant to 18 U.S.C. ss. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


         In connection with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, of Britton & Koontz Capital Corporation (the "Company"), as filed with the Securities Exchange Commission on the date hereof (the "Quarterly Report"), I, W. Page Ogden, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1)          the Quarterly Report fully complies with the requirements of
             Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






Date: May 12, 2006
                                            /s/ W. Page Ogden
                                            ------------------------------------
                                            W. Page Ogden
                                            Chief Executive Officer

                                  EXHIBIT 32.2

             SECTION 906 - CERTIFICATION OF CHIEF FINANCIAL OFFICER

                                                                    EXHIBIT 32.2







                    Certification of Chief Financial Officer
                         Pursuant to 18 U.S.C. ss. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


         In connection with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, of Britton & Koontz Capital Corporation (the "Company"), as filed with the Securities Exchange Commission on the date hereof (the "Quarterly Report"), I, William M. Salters, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1)          the Quarterly Report fully complies with the requirements of
             Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






Date: May 12, 2006
                                               /s/ William M. Salters
                                               --------------------------------
                                               William M. Salters
                                               Chief Financial Officer