Form 10-Q
period 2006-06-30
BRITTON & KOONTZ CAPITAL CORP
filed 2006-08-04
CIK 707604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2006

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________

0-22606
Commission File Number:

BRITTON & KOONTZ CAPITAL CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Mississippi	64-0665423
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

500 Main Street, Natchez, Mississippi 39120
(Address of Principal Executive Offices) (Zip Code)

601-445-5576
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

☐	Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
2,117,966 Shares of Common Stock, Par Value $2.50, were outstanding as of August 1, 2006.

BRITTON& KOONTZ CAPITAL CORPORATION
AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

A S S E T S

	June 30,	December 31,
ASSETS:	2006	2005
Cash and due from banks:
Non-interest bearing	$8,798,125	$8,553,139
Interest bearing	507,984	1,272,320
Total cash and due from banks	9,306,109	9,825,459

Federal funds sold	2,450	401,138
Investment Securities:
Held-to-maturity (market value, in 2006 and 2005,
of $38,297,797 and $39,015,853, respectively)	37,749,853	37,994,043
Available-for-sale (amortized cost, in 2006 and 2005,
of $72,529,467 and $79,902,610, respectively)	69,811,995	78,287,012
Equity securities	4,553,300	5,501,700
Loans, less unearned income of $404 in 2006 and
$794 in 2005, and allowance for loan losses of
$2,470,677 in 2006 and $2,377,840 in 2005	240,646,097	242,534,011
Loans held for sale	58,971	171,200
Bank premises and equipment, net	7,961,994	8,046,668
Other real estate	1,339,249	1,470,584
Accrued interest receivable	2,262,018	2,258,225
Cash surrender value of life insurance	956,424	936,378
Core Deposit, net	827,082	880,890
Other assets	1,628,161	952,721

TOTAL ASSETS	$377,103,703	$389,260,029

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
LIABILITIES:	2006	2005
Deposits
Non-interest bearing	$58,371,039	$51,466,230
Interest bearing	205,700,037	205,910,680
Total deposits	264,071,076	257,376,910

Federal Home Loan Bank advances	66,456,714	84,196,067
Securities sold under repurchase agreements	6,717,328	8,032,721
Accrued interest payable	1,830,348	1,438,836
Advances from borrowers for taxes and insurance	277,228	437,222
Accrued taxes and other liabilities	968,998	1,363,115
Junior subordinated debentures	5,155,000	5,155,000
Total liabilities	345,476,692	357,999,871

STOCKHOLDERS' EQUITY:
Common stock - $2.50 par value per share;
12,000,000 shares authorized; 2,132,466 and 2,130,816 issued and 2,117,966 and 2,116,316 outstanding, for June 30, 2006
and December 31, 2005, respectively.	5,331,165	5,327,040
Additional paid-in capital	7,290,368	7,254,113
Retained earnings	20,987,796	19,949,100
Accumulated other comprehensive income	(1,724,943)	(1,012,720)
	31,884,386	31,517,533
Cost of 14,500 shares of common stock held by the company	(257,375)	(257,375)
Total stockholders' equity	31,627,011	31,260,158

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$377,103,703	$389,260,029

BRITTON& KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
INTEREST INCOME:
Interest and fees on loans	$4,487,117	$3,897,814	$8,825,562	$7,552,076
Interest on investment securities:
Taxable interest income	938,396	1,107,046	1,896,028	2,197,076
Exempt from federal taxes	409,527	408,341	818,101	817,177
Interest on federal funds sold	9,313	276	21,333	768
Total interest income	5,844,353	5,413,477	11,561,024	10,567,097

INTEREST EXPENSE:
Interest on deposits	1,566,428	936,198	3,006,576	1,822,239
Interest on Federal Home Loan Bank advances	697,148	849,974	1,414,093	1,651,010
Interest on federal funds purchased	-	76,740	-	106,260
Interest on trust preferred securities	99,852	79,112	199,070	150,811
Interest on securities sold under repurchase agreements	80,453	60,935	160,881	107,698
Total interest expense	2,443,881	2,002,959	4,780,620	3,838,018

NET INTEREST INCOME	3,400,472	3,410,518	6,780,404	6,729,079

Provision for loan losses	60,000	90,000	120,000	180,000

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	3,340,472	3,320,518	6,660,404	6,549,079

OTHER INCOME:
Service charges on deposit accounts	345,435	342,228	672,783	661,480
Income from fiduciary activities	10,383	10,279	19,741	20,472
Income from investment activities	66,806	45,995	87,580	77,208
Insurance premiums and commissions	24	47	24	118
Gain/(loss) on sale of mortgage loans	54,721	82,246	139,869	176,760
Gain/(loss) on sale of premises & equipment	-	150	-	150
Gain/(loss) on sale of other assets	400	-	-	-
Other	115,282	112,380	284,437	260,903
Total other income	593,051	593,325	1,204,434	1,197,091

OTHER EXPENSES:
Salaries	1,303,630	1,336,078	2,575,296	2,693,876
Employee benefits	201,359	246,091	392,810	483,366
Director fees	53,480	54,828	100,825	106,353
Net occupancy expense	244,984	212,705	468,202	454,384
Equipment expenses	260,594	272,122	524,479	527,806
FDIC assessment	8,188	7,814	16,094	15,681
Advertising	62,088	49,920	116,545	104,140
Stationery and supplies	36,350	34,681	82,092	85,478
Audit expense	44,194	47,753	89,675	95,204
Other real estate expense	18,070	19,626	44,459	24,816
Amortization of deposit premium	26,904	26,904	53,808	53,808
Other	516,166	478,239	1,001,020	982,285
Total other expenses	2,776,007	2,786,761	5,465,305	5,627,197

INCOME BEFORE INCOME TAX EXPENSE	1,157,516	1,127,082	2,399,533	2,118,973

Income tax expense	282,060	279,117	598,685	379,595

NET INCOME	$875,456	$847,965	$1,800,848	$1,739,378

EARNINGS PER SHARE DATA:

Basic earnings per share	$0.41	$0.40	$0.85	$0.82
Basic weighted shares outstanding	2,117,376	2,116,316	2,117,084	2,116,316

Diluted earnings per share	$0.41	$0.40	$0.85	$0.82
Diluted weighted shares outstanding	2,121,382	2,121,520	2,122,033	2,120,841

BRITTON& KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

Balance at December 31, 2004	2,116,316	$5,327,040	$7,254,113	$18,181,718	$646,272	$(257,375)	$31,151,768

Comprehensive Income:
Net income	-	-	-	1,739,378	-		1,739,378

Other comprehensive
income (net of tax):
Net change in unrealized gain/(loss)
on securities available for sale, net
of taxes for $330,530					(555,610)		(555,610)
Other Comprehensive gains from
derivatives, net of reclassification
adjustment of $27,971					(47,020)		(47,020)
Total Comprehensive Income							1,136,748

Cash Dividend declared at $0.33 per share				(698,384)			(698,384)
Balance at June 30, 2005	2,116,316	$5,327,040	$7,254,113	$19,222,712	$43,642	$(257,375)	$31,590,132

Balance at December 31, 2005	2,116,316	$5,327,040	$7,254,113	$19,949,100	$(1,012,720)	$(257,375)	$31,260,158

Comprehensive Income:
Net income	-	-	-	1,800,848	-		1,800,848

Other comprehensive
income (net of tax):
Net change in unrealized gain/(loss)
on securities available for sale, net
of taxes of $410,999					(690,874)		(690,874)
Other Comprehensive gains from
derivatives, net of reclassification
adjustment of $12,700					(21,349)		(21,349)
Total Comprehensive Income							1,088,625
Stock Options exercised	1,650	4,125	36,255				40,380
Cash Dividend declared at $0.36 per share				(762,152)			(762,152)
Balance at June 30, 2006	2,117,966	$5,331,165	$7,290,368	$20,987,796	$(1,724,943)	$(257,375)	$31,627,011

BRITTON& KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED JUNE 30,

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,800,848	$1,739,378
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Deferred income taxes	(238,635)	(162,737)
Provision for loan losses	120,000	180,000
Provision for depreciation	389,931	387,051
Stock dividends received	(95,600)	(80,000)
(Gain)/loss on sale of other real estate	(3,323)	2,464
(Gain)/loss on sale of mortgage loans	(139,869)	(176,760)
(Gain)/loss on sale of premises and equipment	-	(150)
Net amortization (accretion) of securities	82,593	178,935
Amortization of deposit premium	53,808	53,808
Writedown of other real estate	22,178	-
Net change in:
Loans held for sale	112,229	(760,341)
Accrued interest receivable	(3,793)	(109,990)
Cash surrender value	(20,046)	26,823
Other assets	(47,155)	(81,131)
Accrued interest payable	391,512	(66,006)
Accrued taxes and other liabilities	(394,113)	(126,927)
Net cash provided by (used in) operating activities	2,030,565	1,004,417

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase)/decrease in federal funds sold	398,688	100,822
Proceeds from sales, maturities and paydowns
of investment securities	8,147,622	12,766,588
Redemption/(Purchase) of FHLB stock	1,044,000	(371,500)
Purchases of investment securities	(612,882)	(14,029,560)
(Increase)/decrease in loans	1,981,361	(16,310,318)
Proceeds from sale and transfers of other real estate	34,401	109,999
Proceeds from sale and transfers of other repossessed assets	4,500	6,565
Proceeds from sale of premises and equipment	-	150
Purchase of premises and equipment	(305,257)	(407,087)
Net cash provided by (used in) investing activities	10,692,433	(18,134,341)

		(Continued)
BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED JUNE 30,

	2006	2005

CASH FLOWS FROM FINANCING ACTIVITIES
Increase /(decrease) in customer deposits	6,112,286	3,628,209
Increase /(decrease) in brokered deposits	581,879	(1,583,000)
Increase /(decrease) in securities sold under
repurchase agreements	(1,315,393)	576,496
Increase /(decrease) in federal funds purchased	-	9,685,000
Increase /(decrease) in FHLB advances	(17,739,354)	9,166,232
Increase /(decrease) in advances from borrowers
for taxes and insurance	(159,994)	(120,189)
Cash dividends paid	(762,152)	(698,384)
Common stock issued	40,380	-
Net cash provided by (used in) financing activities	(13,242,348)	20,654,364

NET INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS	(519,350)	3,524,440

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	9,825,459	6,576,825

CASH AND DUE FROM BANKS AT END OF PERIOD	$9,306,109	$10,101,265

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Cash paid during the year for interest	$4,389,108	$3,904,023
Cash paid during the year for income taxes	$1,051,298	$467,955

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

Transfers from loans foreclosed to other real estate	$78,078	$401,121

Change in unrealized gains (losses)
on securities available for sale	$(1,101,874)	$(886,140)

Change in the deferred tax effect in unrealized
gains (losses) on securities available for sale	$(410,999)	$(330,530)

Change in unrealized gains (losses) on derivative	$(34,049)	$(74,991)

Change in the deferred tax effect in
unrealized gains (losses) on derivative	$(12,700)	$(27,971)

BRITTON& KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND DECEMBER 31, 2005

Note A. Basis of Presentation

The consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 2005, has been derived from the audited financial statements of the Company for the year then ended. The accompanying consolidated financial statements as of June 30, 2006 are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position and operating results of the periods presented. Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

Note B. Interest Rate Risk Management

In an effort to reduce funding costs, the Company enters into or purchases interest rate caps. On February 4, 2005, the Company entered into an agreement with the Federal Home Loan Bank of Dallas (“FHLB”) to cap the interest rate paid on a $20 million advance for 3 years at 3-Month LIBOR with a strike price of 4% and a cost of 35 basis points (“bps”) plus a margin of 2 bps. A cap with a 2-year term was entered into with the FHLB on October 18, 2005, for $5 million with a strike price of 3-Month LIBOR at 4.50% at a cost of 35 bps with no margin. On July 21, 2006, 3-Month LIBOR was 5.49% and both caps were in the money. The cost of both caps is included in the monthly interest expense paid to the FHLB.

On May 9, 2002, Britton & Koontz Bank, N.A., the Company’s wholly-owned subsidiary (the “Bank”), entered into an off-balance sheet interest rate swap agreement to convert existing prime based loans to a fixed rate. Under the terms of the agreement, the Bank receives a fixed rate of 7.635% and is obligated to pay a floating rate based on USD-Prime-H.15, 8.25% as of June 30, 2006, calculated on a contractual notional amount of $5,000,000. The original term is for five years, expiring May 10, 2007. The fair value of this derivative, designated as a cash flow hedge and considered highly effective over its term, indicated a loss of $34 thousand at June 30, 2006, and is reflected in other assets. As rates increase, it is expected that the loss will increase. However, such loss will only be recognized if the swap is sold, and at the present time, management anticipates it will keep the derivative until maturity. Management does not consider the arrangement to have a material impact toward the Company’s liquidity or capital resources or to pose any known risks with respect to market or credit risk.

Note C. Loans Held-for-Sale

Loans held-for-sale are primarily thirty year and fifteen year fixed rate, one to four family real estate loans which are valued at the lower of cost or market, as determined by outstanding commitments from investors or current investor yield requirements, calculated on an individual basis. Unrealized losses on loans held-for-sale are charged against income in the period of decline. Such declines are recorded in a valuation allowance account and deducted from the cost basis of the loans. At June 30, 2006, no charge was recorded. Gains on loans are recognized when realized.

Note D. Junior Subordinated Debentures

On March 26, 2003, the Company finalized its participation in FTN Financial Capital Market’s and Keefe, Bruyette & Woods’ pooled trust preferred offering. The Company established Britton & Koontz Statutory Trust # 1 which issued 5,000 capital securities and 155 common securities with an aggregate liquidation amount of $5 million and $155 thousand, respectively. The term of the capital securities and debentures is 30 years, callable after 5 years at the option of the Company. The initial interest rate was 4.41%, adjusting quarterly at 3-Month LIBOR plus 3.15% and capped at 11.75%. The interest rate at June 30, 2006, was 8.61%.

Note E. Loan Commitments

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. Letters of credit at June 30, 2006, and December 31, 2005, were $1.9 million on each date. As of June 30, 2006, the Company had entered into other commercial and residential loan commitments with certain customers that had an aggregate unused balance of $89.6 million, an increase from $82.6 million at December 31, 2005. Because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire, the balances on such commitments should not be used to project actual future liquidity requirements. However, the Company does incorporate expectations about the level of draws under all credit-related commitments into its funds management process.

Note F. Earnings per Share

Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share calculations assume exercise of all potential common stock, including options granted, unless the effect is anti-dilutive. The following is information about the computation of earnings per share for the three and six months ended June 30, 2006.

Effective January 1, 2006, the Company began accounting for its options under the recognition and measurement principles of fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“FASB 123R”). Using the Black-Scholes option-pricing model, the total cost of options granted to employees at June 30, 2006, was $5,136. This amount has been included in compensation cost for the six months ended June 30, 2006.

	For the three months ended June 30,
	2006	2005
Basic weighted average shares outstanding	2,117,376	2,116,316
Dilutive effect of granted options	4,006	5,204

Diluted weighted average shares outstanding	2,121,382	2,121,520
Net income	$875,456	$847,965
Net income per share-basic	$0.41	$0.40
Net income per share-diluted	$0.41	$0.40

	For the six months ended June 30,
	2006	2005
Basic weighted average shares outstanding	2,117,084	2,116,316
Dilutive effect of granted options	4,948	4,525

Diluted weighted average shares outstanding	2,122,033	2,120,841
Net income	$1,800,848	$1,739,378
Net income per share-basic	$0.85	$0.82
Net income per share-diluted	$0.85	$0.82

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to present a review of the major factors affecting the financial condition of the Company as of June 30, 2006, as compared to the Company’s financial condition as of December 31, 2005, and the results of operations of the Company for the three and six month periods ended June 30, 2006, as compared to the corresponding periods of 2005.

SUMMARY

The Company reported net income of $875 thousand ($0.41 basic and diluted earnings per share) for the three-month period ended June 30, 2006, compared to net income of $848 thousand ($0.40 basic and diluted earnings per share) for the same period in 2005. For the six-month period ended June 30, 2006, the Company had net income of $1.8 million ($0.85 basic and diluted earnings per share), compared to net income of $1.7 million ($0.82 basic and diluted earnings per share) for the same period in 2005.

Total assets decreased $12.2 million from $389.3 million at December 31, 2005, to $377.1 million at June 30, 2006. Cash and due from banks decreased slightly to $9.3 million at June 30, 2006, from $9.8 million at December 31, 2005. The available-for-sale investment securities portfolio decreased from December 31, 2005, by $8.5 million to $69.8 million at June 30, 2006, while the held-to-maturity portfolio fell $244 thousand to $37.7 million over the same period. Net loans, excluding loans held for sale, at June 30, 2006 decreased $1.9 million to $240.6 million since December 31, 2005. Other real estate owned decreased $131 thousand over the same period. Since December 31, 2005, deposits have increased $6.7 million to $264.1 million at June 30, 2006, while borrowings have declined $19.1 million over the same period.  Total stockholders’ equity increased $367 thousand to $31.6 million at June 30, 2006, from $31.3 million at December 31, 2005.

Financial Condition

Assets

The Company’s total assets decreased $12.2 million from $389.3 million at December 31, 2005, to $377.1 million at June 30, 2006. The decrease was primarily due to re-directing cash flows from the investment portfolio to pay down borrowed funds. Management’s intent was to use these cash flows to fund loan growth; however, loan demand decreased during the first quarter of 2006 (although it rebounded in the second quarter), and these cash flows were instead used to repay borrowed funds (see the discussion under “Loans held to maturity” for further details of this decline and anticipated growth during the remaining months of 2006).

Investment Securities

The Company’s investment portfolio at June 30, 2006, consists of government agency, mortgage-backed and municipal securities. Investment securities that are deemed to be held-to-maturity are accounted for by the amortized cost method while securities in the available-for-sale categories are accounted for at fair value.

Management determines the classification of its securities at acquisition. Total held-to-maturity and available-for-sale investment securities of $108 million at June 30, 2006, decreased $8.7 million since December 31, 2005, as cash flows were used to pay down borrowings. Equity securities decreased $948 thousand due primarily to a mandatory redemption of FHLB stock held by the Company as a result of the recent modification made by the FHLB of the minimum investment requirement for its members. Equity securities are comprised primarily of Federal Reserve Bank stock of $522 thousand, Federal Home Loan Bank stock of $3.7 million, the Company’s investment in its statutory trust of $155 thousand and ECD Investments, LLC membership interests of $100 thousand. The investment in the statutory trust is included within equity securities to comply with Revised FASB Interpretation 46, “Consolidation of Variable Interest Entities.”

The amortized cost of the Bank’s investment securities at June 30, 2006, and December 31, 2005, are summarized in Table 1.

TABLE 1: COMPOSITION OF INVESTMENT PORTFOLIO (Amortized Cost)

	06/30/06	12/31/05
Mortgage-Backed Securities	$68,781,058	$76,496,343
Agencies Obligations	6,495,661	6,495,545
Obligations of State and
Political Subdivisions	35,002,601	34,904,765
Total	$110,279,320	$117,896,653

Loans held to maturity

Net loans held to maturity fell $10.5 million during the first quarter of 2006. Loan balances decreased primarily from expected paydowns by bank customers who had contracted to complete jobs to repair damage caused by Hurricane Katrina. As they were paid for their hurricane-related contract work, however, many of these customers moved from borrower to depositor status. The second quarter of 2006 provided somewhat of a rebound, as net loans increased by $8.6 million in the quarter. The Company believes that its loan pipeline indicates strong demand for the remainder of the year particularly in its Baton Rouge, Louisiana market.

Further reductions are expected to occur in the 1-4 family residential portfolio. The Company intends to broker the majority of its originations from this segment in the secondary market (this is known as “table funding” since the loan is funded by an outside party). Management has decided to use table funding (as opposed to funding these loans itself) in an effort to streamline operations in the mortgage department. Although these streamlining efforts will contribute to lower residential loan portfolio balances, management anticipates that these efforts will also result in reduced servicing costs and will allow the mortgage department to focus on originations and fee income. Even with these reductions, management believes that total loans will continue to grow as management continues to implement its plan to shift the Bank’s focus from residential to commercial real estate. The loan to total assets ratio increased to 63.8% at June 30, 2006, compared to 62.3% at December 31, 2005. At June 30, 2006, the loan to deposit ratio was 91% compared to 94% at December 31, 2005.

Table 2 presents the Bank’s loan portfolio composition at June 30, 2006, and December 31, 2005.

TABLE 2: COMPOSITION OF LOAN PORTFOLIO (including loans held for sale)

	06/30/06	12/31/05
Commercial, financial & agricultural	$31,642,000	$32,868,000
Real estate-construction	39,395,000	30,069,000
Real estate-1-4 family residential	81,644,000	94,126,000
Real estate-other	78,795,000	75,237,000
Installment	11,513,000	12,478,000
Other	187,000	306,000
Total loans	$243,176,000	$245,084,000

Bank Premises

There have been no material changes in the Company’s premises since the year-end.

Asset Quality

Nonperforming assets, including non-accrual loans, other real estate and loans 90 days or more delinquent, decreased $375 thousand to $2.4 million at June 30, 2006, from $2.7 million at December 31, 2005.  The Bank’s nonperforming loan ratio decreased to .42% at June 30, 2006, from .51% at December 31, 2005. A breakdown of nonperforming assets at June 30, 2006, and December 31, 2005, is shown in Table 3.

TABLE 3: BREAKDOWN OF NONPERFORMING ASSETS

	06/30/06	12/31/05
	(dollars in thousands)
Non-accrual loans by type:
Real estate	$277	$413
Installment	48	72
Commercial and all other loans	305	574
Total non-accrual loans	630	1,059
Loans past due 90 days or more	387	201
Total nonperforming loans	1,017	1,260
Other real estate owned (net)	1,339	1,471
Total nonperforming assets	$2,356	$2,731
Nonperforming loans as a percent of loans, net of unearned interest and loans held for sale	.42%	.51%

Allowance for Possible Loan Losses

The allowance for loan losses is established as losses are estimated through a provision for loan losses charged against operations and is maintained at a level that management considers adequate to absorb losses in the loan portfolio. The allowance is subject to change as management reevaluates the adequacy of the allowance. Management’s judgment in determining the adequacy of the allowance is inherently subjective and is based on the evaluation of individual loans, the known and inherent risk characteristics and size of the loan portfolios, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience, review of regulatory authority examination reports and evaluations of specific loans and other relevant factors. Each loan is assigned a risk rating between one and nine with a rating of “one” being the least risk and a rating of “nine” reflecting the most risk or a complete loss. Risk ratings are assigned by the originating loan officer or loan committee at the initiation of the transactions and are reviewed and changed, when necessary, during the life of the loan.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are considered impaired. Loan loss reserve factors are multiplied against the balances in each risk rating category to arrive at the appropriate level for the allowance for loan losses. Loans assigned a risk rating of “five” or above are monitored more closely by management. The general component of the allowance for loan losses groups loans with similar characteristics and allocates a percentage based upon historical losses and the inherent risks within each category. The unallocated portion of the allowance reflects management’s estimate of probable but undetected losses inherent in the portfolio; such estimates are influenced by uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. The methodology for determining the adequacy of the allowance for loan losses is consistently applied; however, revisions may be made to the methodology and assumptions based on historical information related to charge-off and recovery experience and management’s evaluation of the current loan portfolio.

Based upon this evaluation, management believes the allowance for loan losses of $2.5 million at June 30, 2006, which represents 1.02% of gross loans held to maturity, is adequate, under prevailing economic conditions, to absorb probable losses on existing loans. At June 30, 2006, total reserves included specific reserves of $657 thousand, general reserves of $959 thousand and unallocated reserves of $808 thousand. At December 31, 2005, the allowance for loan loss was $2.4 million, or .97% of gross loans held to maturity.

Provision for Possible Loan Losses

The provision for possible loan losses is a charge to earnings to maintain the allowance for possible loan losses at a level consistent with management’s assessment of the loan portfolio in light of current and expected economic conditions. The provision for the three and six months ended June 30, 2006, was reduced to $60 and $120 thousand from $90 and $180 thousand in the same periods in 2005. The decrease in both periods is due to the decrease in the amount of gross loans from March 31, 2006 to June 30, 2006, as compared to the comparable periods in 2005, as well as to continued low net charge-offs.

The Company regularly reviews the allowance in an effort to maintain it at an adequate level and provide necessary data to maintain a proper provision expense to earnings. Based upon this evaluation, management believes that going forward from June 30, 2006, the provision for possible loan losses of $30 thousand per month is adequate to provide coverage for possible loan losses that may be inherent in the portfolio.

Table 4 details allowance activity for the six months ended June 30, 2006 and June 30, 2005:

TABLE 4: ACTIVITY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

	06/30/06	06/30/05
	(dollars in thousands)
Balance at beginning of period	$2,378	$2,237
Charge-offs:
Real Estate	(8)	(50)
Commercial	(16)	(8)
Installment and other	(40)	(25)
Recoveries:
Real Estate	22	26
Commercial	7	8
Installment and other	8	25
Net (charge-offs)/recoveries	(27)	(24)
Provision charged to operations	120	180
Balance at end of period	$2,471	$2,393
Allowance for loan losses as a percent of loans, net of unearned interest & loans held for sale	1.02%	1.02%
Net charge-offs as a percent of average loans	.02%	.01%

Potential Problem Loans

At June 30, 2006, the Company had no loans, other than those balances incorporated in tables 3 and 4 above, which management had significant doubts as to the ability of the borrower to comply with current repayment terms.

Deposits

Total deposits increased $6.7 million from $257.4 million at December 31, 2005, to $264.1 million at June 30, 2006. The increase in deposits is represented by increases in customer deposits of $6.1 million and brokered deposits in the Certificate of Deposit Account Registry Service (“CDARS”) of $582 thousand. During 2004, the Company joined the CDARS, which management views as an innovative new deposit placement service helping banks attract and retain larger local deposits.

TABLE 5: COMPOSITION OF DEPOSITS

	06/30/06	12/31/05
Non-Interest Bearing	$58,371,039	$51,466,230
NOW Accounts	22,456,278	23,016,487
Money Market Deposit Accounts	41,709,764	36,516,395
Savings Accounts	19,006,363	23,032,910
Certificates of Deposit	122,527,632	123,344,888
Total Deposits	$264,071,076	$257,376,910

Borrowings

Total bank borrowings, including FHLB advances, federal funds purchased and customer repurchase agreements, decreased $19.1 million from $92.2 million at December 31, 2005, to $73.2 million at June 30, 2006. The majority of the decrease resulted as FHLB advances were paid down with investment cash flows. Management expects that cash flows from the investment portfolio will be used to fund additional loan growth throughout the remainder of 2006. As a result, management does not anticipate that FHLB advances will be paid down over the remainder of 2006 at the rate at which FHLB advances were paid down in the first half of 2006.

Capital

Stockholders' equity totaled $31.6 million at June 30, 2006, compared to $31.3 million at December 31, 2005. The Company received earnings of $1.8 million and additional capital of $40 thousand upon exercise of employee stock options for an aggregate of 1,650 shares in the first six months of 2006. These earnings, however, were offset by $762 thousand, or $0.36 per share, in dividends paid and additional losses of $691 and $21 thousand from unrealized losses in the available-for-sale investment portfolio and off-balance sheet derivatives, respectively. Losses in the available-for-sale investment portfolio and off-balance sheet derivatives, included in comprehensive income, are considered declines due to interest rates and are therefore only a temporary impairment of the security.

Components of comprehensive income are excluded from the calculation of capital ratios. The Company maintained a total capital to risk weighted assets ratio of 14.62%, a Tier 1 capital to risk weighted assets ratio of 13.72% and a leverage ratio of 10.01% at June 30, 2006. These levels substantially exceed the minimum requirements of bank regulatory agencies for well-capitalized institutions of 10.00%, 6.00% and 5.00%, respectively. The ratio of shareholders' equity to assets increased to 8.4% at June 30, 2006, compared to 8.0% at December 31, 2005.

Off-Balance Sheet Arrangements

There have been no significant changes in the Company’s off-balance sheet arrangements during the six months ended June 30, 2006. See Note B and Note E to the Company’s consolidated financial statements for a description of the Company’s off-balance sheet arrangements.

Results of Operations

Net Income

Net income for the three months ended June 30, 2006, increased to $875 thousand, or $0.41 per diluted share, compared to $848 thousand, or $0.40 per diluted share, for the same period in 2005. Returns on average assets and average equity were .93% and 11.08%, respectively, for the three months ended June 30, 2006, compared to .86% and 10.74%, respectively, for the same period in 2005. The increase is due primarily to increases in fee income on loans as loan originations increased during the second quarter of 2006. Lower salary and benefits costs also contributed to the increase in net income. Full-time equivalents dropped from 123 at June 30, 2005, to 105 at June 30, 2006. Management expects the savings in personnel to continue, and management does not believe the reduction in personnel will adversely affect ongoing operations.

For the six months ended June 30, 2006, net income and diluted earnings per share were $1.8 million, or $0.85 per diluted share, compared to $1.7 million, or $0.82 per diluted share, for the same period in 2005. The increase, much like the increase for the three months ended June 30, 2006, was due to higher fee income and lower personnel costs.

Net Interest Income and Net Interest Margin

One of the largest components of the Company’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

Net interest income declined $10 thousand to $3.4 million for the three months ended June 30, 2006, as compared to the same period in 2005. Due to the structure of the Company’s balance sheet, net interest income was impacted negatively during the second quarter of 2006 as a result of the rising interest rate environment and the prolonged flattening yield curve. However, significant growth in the loan portfolio in the quarter helped minimize the negative effect. Higher fees and a slowing of margin compression contributed to the improvement in net interest margin to 3.83% for the quarter ended June 30, 2006, compared to 3.65% at June 30, 2005.

For the six months ended June 30, 2006, net interest income increased $51 thousand to $6.8 million compared to the same period in 2005. The increase was due primarily to the same reasons as expressed in the quarterly analysis except that over the six-month period additional net interest income from the growth in average loans actually exceeded the negative impact due to increases in interest rates. Net interest margin increased from 3.64% to 3.78% for the six months ended June 30, 2006 as compared to the same period in 2005.

Management believes the Federal Reserve rate increases are coming to an end with possibly one more increase in August. At this point in the rate cycle, management does not expect any material decreases in net interest income or material negative compression in net interest margin. The composition of the Company’s balance sheet will result in earning assets repricing at higher interest rates than costing assets. In addition, our funding costs are limited by the Company’s recent decision to purchase CAPS on our FHLB term advances. See Note B to the Consolidated Financial Statements above. Management believes that these two factors provide a protective hedge against material declines in net interest income or net interest margin.

Non-Interest Income

Non-interest income includes service charges on deposit accounts, income from fiduciary activities, gains from the sale of mortgage loans and other revenue not derived from interest on earning assets. Non-interest income for the three months ended June 30, 2006, was $593 thousand, unchanged from the three month period ended June 30, 2005.

For the six months ended June 30, 2006, non-interest income increased $7 thousand to $1.2 million compared to the same period in 2005.

Non-Interest Expense

Non-interest expense includes salaries and benefits, occupancy, equipment and other operating expenses. Non-interest expense for the three months ended June 30, 2006, declined $11 thousand to $2.8 million compared to the same period in 2005. Total non-interest expense included additional legal fees related to the Company’s shareholder meeting (see explanation below). While consolidated expense levels were virtually unchanged, expenses related to bank operations were down approximately $150 thousand for the second quarter of 2006 compared to the same period in 2005. The major cause of the decrease at the bank level was lower personnel costs due to the reductions in full time equivalents.

        Non-interest expense for the six months ended June 30, 2006, decreased $161 thousand to $5.5 million compared to $5.6 million during the same period in 2005. This decrease was due to the above explanation concerning lower salary and benefit costs. Once again, expenses at the bank level declined at a more dramatic pace, falling $305 thousand for the six months ended June 30, 2006, compared to the same period in 2005.

The Company incurred significant costs related to the 2006 Annual Shareholders Meeting above the costs historically incurred in connection with the Company’s annual shareholders meeting. The increased costs were due to a proxy contest that a shareholder group initiated regarding proposals to be voted on at the Annual Meeting.  Included in non-interest expense for the six months ended June 30, 2006, is approximately $90 thousand of legal and other  fees related to this proxy contest.  Excluding this one-time expense, after-tax earnings for the quarter and six months ended June 30, 2006, would have been approximately $932 thousand and $1.9 million, respectively.

Income Taxes

The Company recorded income tax expense of $282 thousand for the three months ended June 30, 2006, compared to $279 thousand for the same period in 2005. Income tax expense for the six months ended June 30, 2006, was $599 thousand compared to $380 thousand during the same period in 2005. The increase in the six month comparison is related to a tax-adjustment in 2005 of approximately $125 thousand.

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

The Company’s cash and cash equivalents decreased $519 thousand to $9.3 million at June 30, 2006, from $9.8 million at December 31, 2005.  For the six months ended June 30, 2006, cash provided by operating and investing activities was $2.0 million and $10.7 million, respectively, while financing activities used $13.2 million.

The Company has unsecured federal funds lines with correspondent banks and maintains the ability to draw on its line of credit with the Federal Home Loan Bank in the amounts of approximately $40 and $50 million, respectively. Management believes it maintains adequate liquidity for the Company’s current needs.

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. See Note E, “Loan Commitments,” to the Consolidated Financial Statements for a discussion of the Company’s commitments to extend credit as of June 30, 2006.

The Company’s liquidity and capital resources are substantially dependent on the ability of the Bank to transfer funds to the Company in the form of dividends, loans and advances. Certain restrictions exist on the ability of the Bank to transfer such funds to the Company in the form of dividends or loans. Under federal law, the directors of a national bank, after making proper deduction for all expenses and other deductions required by the Comptroller of the Currency, may credit net profits to the bank’s undivided profits account and may declare a dividend from that account of so much of the net profits as they judge expedient. The Comptroller and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings. The Bank’s ability to pay dividends to the Company is also limited by prudence, statutory and regulatory guidelines and a variety of other factors. At June 30, 2006, retained earnings available for payment of cash dividends under applicable dividend regulations exceeded $4.9 million.

Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At June 30, 2006, the maximum amount available for transfer from the Bank to the Company in the form of loans on a secured basis was $2.1 million. There were no loans outstanding from the Bank to the Company at June 30, 2006.

Contractual Obligations

There were no material changes in the contractual obligations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Company’s expectations. Forward-looking statements have been and will be made in written documents and oral presentations of the Company. Such statements are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in the Company’s documents or oral presentations, the words “anticipate”, “believe”, “estimate”, “expect”, “objective”, “projection”, “forecast”, “plan”, “goal” and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company’s actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing market conditions, availability or cost of capital, employee workforce factors, costs and other effects of legal and administrative proceedings, and changes in federal, state or local legislative requirements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk reflects the potential risk of economic loss that would result from adverse changes in interest rates and market prices. The risk is usually seen in either reduced market value of financial assets or reduced net interest income in future periods.

The Company utilizes an asset/liability committee (“ALCO”) comprised of four outside directors, the Bank’s Chief Executive Officer and its Chief Financial Officer, who acts as chairman of the committee. The committee meets monthly or more often as needed, and its primary responsibility is the management of the assets and liabilities of the Bank to produce a stable and evenly rising flow of net interest income, an appropriate level of capital and a level of liquidity adequate to respond to the needs of depositors and borrowers and to earnings' enhancement opportunities. The committee manages the interest rate risk inherent in the loan, investment, deposit and borrowed funds portfolios. Further, the committee manages the risk profile of the Company and determines strategies to maintain interest rate sensitivity at a low level.

The Company utilizes an electronically based financial modeling system. After supplying the system with an interest rate scenario and a set of projections, the ALCO and Board of Directors receive a standard reporting package showing the current and future impact of changes in interest rates, strategies and tactics and tracking information against budgets, other forecasts and actual performance.

The Company models Economic Value of Equity (EVE) as an asset/liability management tool to measure market risk. Annually, the EVE analysis is performed to determine the effect of the Bank’s franchise value under different rate scenarios. This value is calculated by subtracting the net present value of the bank’s liabilities from the net present value of its assets. The difference is referred to as “net portfolio value” with the value calculated under each rate scenario measured as a percentage change to the base portfolio value. At December 31, 2005, the analysis showed that as rates move up or down by 200 basis points, the Bank’s net portfolio value would decline by less than 5%. The committee as reported to the Board of Directors agreed that this was well within acceptable limits.

There have been no significant changes in the Company’s market risk position since December 31, 2005.

Item 4.  Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to allow them to make timely decisions regarding the disclosure of information required to be included in our periodic SEC reports. There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s ability to pay dividends to its shareholders is substantially dependent on the ability of the Bank to transfer funds to the Company in the form of dividends, loans and advances. Federal law imposes limitations on the payment of dividends by national banks. Under federal law, the directors of a national bank, after making proper deduction for all expenses and other deductions required by the Comptroller of the Currency, may credit net profits to the bank’s undivided profits account and may declare a dividend from that account of so much of the net profits as they judge expedient. The Comptroller and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings. The Bank’s ability to pay dividends to the Company is also limited by prudence, statutory and regulatory guidelines and a variety of other factors. At June 30, 2006, retained earnings available for payment of cash dividends under applicable dividend regulations exceed $4.9 million.

Item 4. Submission of Matters to a Vote of Security Holders

The 2006 Annual Meeting of Shareholders of the Company was held in the lobby of the main office of Britton & Koontz Bank, N.A., 500 Main Street, Natchez, Mississippi 39120, on Tuesday April 25, 2006.

At the close of business on March 14, 2006, the record date for the determination of shareholders entitled to notice of and to vote at the Annual Meeting, there were 2,117,086 shares of the Company’s common stock outstanding, constituting all of the outstanding voting securities of the Company. Each share was entitled to one vote on the proposals to be voted on at the Annual Meeting, except that directors were elected by cumulative voting. At the Annual Meeting, the holders of 2,001,862 shares of the Company’s common stock were represented in person or by proxy, representing 94.56% of the total number of shares outstanding and entitled to notice of and to vote at the Annual Meeting, constituting a quorum of the Company’s shareholders.

At the Annual Meeting, two Class I directors were elected. The nominees for election as a Class I director received the number of votes set forth opposite their names in the table below. Robert R. Punches and Bethany L. Overton received a plurality of the votes cast for the election of two Class I directors at the Annual Meeting, and therefore they were elected as Class I directors.

Nominee	Number of Votes Cast “FOR” Nominee	Number of Votes Withheld
Bethany L. Overton	1,351,750	104,942
Robert R. Punches	1,340,738	115,954
Paul H. Benoist	1,098,662	0

At the Annual Meeting, one Class III director was elected. The sole nominee for election as a Class III director received the number of votes set forth opposite his name in the table below. A.J. Ferguson received a plurality of the votes cast for the election of one Class III director at the Annual Meeting, and therefore he was elected as a Class III director.

Nominee	Number of Votes Cast “FOR” Nominee	Number of Votes Withheld
A. J. Ferguson	1,352,448	651,154

At the Annual Meeting, shareholders voted on an amendment to the Company’s Restated Articles of Association to eliminate cumulative voting in the election of directors. Votes were cast as follows:

For	Against	Abstain	Total	Broker Non-Votes
1,119,254	706,788	9,312	1,835,354	170,669

At the Annual Meeting shareholders voted on a shareholder proposal submitted by Bazile R. Lanneau, Jr. Votes were cast as follows:

For	Against	Abstain	Total	Broker Non-Votes
775,567	1,026,077	27,798	1,829,442	176,581

Because the Board of Directors of the Company determined that it was not necessary to adjourn the meeting for the purpose of soliciting additional proxies, no votes were cast at the Annual Meeting on this proposal.

At the Annual Meeting the number of proxies that constituted “stand-offs” (which are two otherwise valid proxies from the same shareholder where it cannot be determined which proxy is later-dated and therefore neither proxy is considered valid) or “set asides” (which involve proxies that in the judgment of the Inspector are invalid other than because the proxies are stand-offs) and were therefore not counted with respect to the proposals voted on at the Annual Meeting, was as follows:

Stand-offs	Set asides	Total
0	9,484	9,484

In addition to the directors noted above who were elected at the Annual Meeting, the following directors continued in office after the Annual Meeting: W.W. Allen, Jr.; Craig A. Bradford, D.M.D.; Vinod K. Thukral, Ph.D.; George W. Kurz; and R. Andrew Patty II.

Item 6.	Exhibits

Exhibit		Description of Exhibit

3.1		Restated Articles of Incorporation of Britton & Koontz Capital Corporation, as amended

3.2	*
By-Laws of Britton & Koontz Capital Corporation, as amended and restated, incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2006.

4.1	*
Shareholder Rights Agreement dated June 1, 1996, between Britton & Koontz Capital Corporation and Britton & Koontz First National Bank, as Rights Agent, incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997.

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

*As indicated in the column entitled “Exhibits” this exhibit is incorporated by reference to another filing or document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      BRITTON AND KOONTZ CAPITAL CORPORATION

Date:	August 04, 2006	/s/ W. Page Ogden
W. Page Ogden
Chief Executive Officer

Date:	August 04, 2006	/s/ William M. Salters
William M. Salters
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit

3.1	Restated Articles of Incorporation of Britton & Koontz Capital Corporation, as amended

31.1	Certifications of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002