Form 10-Q
period 2006-09-30
BRITTON & KOONTZ CAPITAL CORP
filed 2006-11-14
CIK 707604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,117,966 Shares of Common Stock, Par Value $2.50, were outstanding as of November 1, 2006.

BRITTON & KOONTZ CAPITAL CORPORATION
AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
FOR THE PERIODS ENDED

A S S E T S

	September 30,	December 31,
ASSETS:	2006	2005
Cash and due from banks:
Non-interest bearing	$7,406,211	$8,553,139
Interest bearing	451,828	1,272,320
Total cash and due from banks	7,858,039	9,825,459

Federal funds sold	273,779	401,138
Investment Securities:
Held-to-maturity (market value, in 2006 and 2005,
of $38,500,149 and $39,015,853, respectively)	37,582,643	37,994,043
Available-for-sale (amortized cost, in 2006 and 2005,
of $68,709,665 and $79,902,610, respectively)	67,170,716	78,287,012
Equity securities	4,600,600	5,501,700
Loans, less unearned income of $249 in 2006 and
$794 in 2005, and allowance for loan losses of
$2,358,194 in 2006 and $2,377,840 in 2005	244,778,090	242,534,011
Loans held for sale	-	171,200
Bank premises and equipment, net	7,814,040	8,046,668
Other real estate	1,366,060	1,470,584
Accrued interest receivable	2,467,238	2,258,225
Cash surrender value of life insurance	964,545	936,378
Core Deposit, net	800,178	880,890
Other assets	1,295,642	952,721
TOTAL ASSETS	$376,971,570	$389,260,029

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	December 31,
LIABILITIES:	2006	2005
Deposits
Non-interest bearing	$52,439,506	$51,466,230
Interest bearing	204,368,559	205,910,680
Total deposits	256,808,065	257,376,910

Federal Home Loan Bank advances	68,943,583	84,196,067
Securities sold under repurchase agreements	9,387,992	8,032,721
Accrued interest payable	1,907,250	1,438,836
Advances from borrowers for taxes and insurance	330,460	437,222
Accrued taxes and other liabilities	1,507,285	1,363,115
Junior subordinated debentures	5,155,000	5,155,000
Total liabilities	344,039,635	357,999,871

STOCKHOLDERS' EQUITY:
Common stock - $2.50 par value per share;
12,000,000 shares authorized; 2,132,466 and 2,130,816 issued and 2,117,966 and 2,116,316 outstanding, for September 30, 2006
and December 31, 2005, respectively.	5,331,165	5,327,040
Additional paid-in capital	7,292,802	7,254,113
Retained earnings	21,530,264	19,949,100
Accumulated other comprehensive income	(964,921)	(1,012,720)
	33,189,310	31,517,533
Cost of 14,500 shares of common stock held by the company	(257,375)	(257,375)
Total stockholders' equity	32,931,935	31,260,158

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$376,971,570	$389,260,029

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
INTEREST INCOME:
Interest and fees on loans	$4,790,269	$4,181,057	$13,615,831	$11,733,133
Interest on investment securities:
Taxable interest income	870,895	1,067,892	2,766,923	3,264,967
Exempt from federal taxes	409,090	408,217	1,227,191	1,225,395
Interest on federal funds sold	3,286	600	24,619	1,368
Total interest income	6,073,540	5,657,766	17,634,564	16,224,863

INTEREST EXPENSE:
Interest on deposits	1,676,086	1,127,632	4,682,662	2,949,870
Interest on Federal Home Loan Bank advances	764,641	939,025	2,178,734	2,590,035
Interest on federal funds purchased	-	74,595	-	180,855
Interest on trust preferred securities	109,953	84,940	309,023	235,751
Interest on securities sold under repurchase agreements	135,690	44,172	296,571	151,870
Total interest expense	2,686,370	2,270,364	7,466,990	6,108,381

NET INTEREST INCOME	3,387,170	3,387,402	10,167,574	10,116,482

Provision for loan losses	90,000	60,000	210,000	240,000

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	3,297,170	3,327,402	9,957,574	9,876,482

OTHER INCOME:
Service charges on deposit accounts	371,905	375,974	1,044,688	1,048,441
Income from fiduciary activities	9,492	10,661	29,233	31,133
Income from investment activities	52,763	60,254	140,343	137,462
Insurance premiums and commissions	50	-	74	-
Gain/(loss) on sale of ORE	7,368	(3,127)	10,691	(5,591)
Gain/(loss) on sale of mortgage loans	67,990	95,884	207,859	272,644
Gain/(loss) on sale of securities	(1,875)	-	(1,875)	-
Gain/(loss) on sale of premises & equipment	-	992	-	1,142
Gain/(loss) on sale of other assets	-	(1,500)	-	(1,500)
Other	106,938	102,835	391,375	352,869
Total other income	614,631	641,973	1,822,388	1,836,600

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
OTHER EXPENSES:
Salaries	1,268,836	1,442,388	3,844,132	4,136,264
Employee benefits	182,096	253,373	574,906	736,739
Director fees	47,750	50,354	148,575	156,707
Net occupancy expense	252,245	227,743	720,447	682,127
Equipment expenses	279,469	279,440	803,948	807,246
FDIC assessment	8,272	7,883	24,366	23,564
Advertising	53,736	33,064	170,281	137,204
Stationery and supplies	46,940	47,652	129,032	133,130
Audit expense	50,029	47,551	139,704	142,755
Other real estate expense	20,277	45,776	68,058	68,128
Amortization of deposit premium	26,904	26,904	80,712	80,712
Other	430,208	412,311	1,431,228	1,394,596
Total other expenses	2,666,762	2,874,439	8,135,389	8,499,172

INCOME BEFORE INCOME TAX EXPENSE	1,245,039	1,094,936	3,644,573	3,213,910

Income tax expense	321,337	266,683	920,022	646,278

NET INCOME	$923,702	$828,253	$2,724,551	$2,567,632

EARNINGS PER SHARE DATA:

Basic earnings per share	$0.44	$0.39	$1.29	$1.21
Basic weighted shares outstanding	2,117,966	2,116,316	2,117,381	2,116,316

Diluted earnings per share	$0.44	$0.39	$1.28	$1.21
Diluted weighted shares outstanding	2,122,015	2,122,912	2,121,943	2,121,368

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

Balance at December 31, 2004	2,116,316	$5,327,040	$7,254,113	$18,181,718	$646,272	$(257,375)	$31,151,768

Comprehensive Income:
Net income				2,567,632			2,567,632

Other comprehensive income (net of tax):

Net change in unrealized gain/(loss)
on securities available for sale, net
of taxes for $568,200					(955,125)		(955,125)

Other Comprehensive gains from
derivatives, net of reclassification
adjustment of $48,821					(82,067)		(82,067)
Total Comprehensive Income							1,530,440

Cash Dividend declared $.51 per share				(1,079,321)			(1,079,321)

Balance at September 30, 2005	2,116,316	$5,327,040	$7,254,113	$19,670,029	$(390,920)	$(257,375)	$31,602,887

Balance at December 31, 2005	2,116,316	$5,327,040	$7,254,113	$19,949,100	$(1,012,720)	$(257,375)	$31,260,158

Comprehensive Income:
Net income				2,724,551	-		2,724,551

Other comprehensive income (net of tax):

Net change in unrealized gain/(loss)
on securities available for sale, net
of taxes of $28,590					48,059		48,059

Other Comprehensive gains from
derivatives, net of reclassification
adjustment of $155					(260)		(260)
Total Comprehensive Income							2,772,350

Stock Options exercised	1,650	4,125	38,689				42,814

Stock Dividend declared $.54 per share				(1,143,386)			(1,143,386)

Balance at September 30, 2006	2,117,966	$5,331,165	$7,292,802	$21,530,264	$(964,921)	$(257,375)	$32,931,935

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED SEPTEMBER 30,

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,724,551	$2,567,632
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Deferred income taxes	(181,080)	(156,227)
Provision for loan losses	210,000	240,000
Provision for depreciation	591,234	597,461
Stock dividends received	(142,900)	(131,200)
(Gain)/loss on sale of other real estate	(10,691)	5,591
(Gain)/loss on sale of other repossessed assets	-	1,500
(Gain)/loss on sale of mortgage loans	(207,859)	(272,644)
(Gain)/loss on sale of investment securities	1,875	-
(Gain)/loss on sale of premises and equipment	-	(1,142)
Net amortization (accretion) of securities	115,976	251,751
Amortization of deposit premium	80,712	80,712
Writedown of other real estate	22,178	34,255
Writedown of other repossessed assets	-	5,000
Net change in:
Loans held for sale	171,200	513,038
Accrued interest receivable	(209,013)	(228,803)
Cash surrender value	(28,167)	14,966
Other assets	(190,692)	(175,217)
Accrued interest payable	468,414	147,446
Accrued taxes and other liabilities	144,170	554,574

Net cash provided by (used in) operating activities	3,559,908	4,048,693

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase)/decrease in federal funds sold	127,360	109,031
Proceeds from sales, maturities and paydowns
of investment securities	17,083,379	19,994,952
Redemption/(Purchase) of FHLB stock	1,044,000	(371,500)
Purchases of investment securities	(5,596,886)	(14,029,560)
(Increase)/decrease in loans	(2,310,396)	(24,130,276)
Proceeds from sale and transfers of other real estate	152,713	397,032
Proceeds from sale and transfers of other repossessed assets	4,500	30,565
Proceeds from sale of premises and equipment	-	1,142
Purchase of premises and equipment	(358,606)	(525,288)

Net cash provided by (used in) investing activities	10,146,064	(18,523,902)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase /(decrease) in customer deposits	(1,169,515)	18,469,612
Increase /(decrease) in brokered deposits	600,670	(1,981,000)
Increase /(decrease) in securities sold under
repurchase agreements	1,355,271	(1,830,424)
Increase /(decrease) in federal funds purchased	-	(2,985,000)
Increase /(decrease) in FHLB advances	(15,252,485)	8,174,688
Increase /(decrease) in advances from borrowers
for taxes and insurance	(106,762)	(8,563)
Common stock issued	42,814	-
Cash dividends paid	(1,143,385)	(1,079,321)

Net cash provided by (used in) financing activities	(15,673,392)	18,759,992

NET INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS	(1,967,420)	4,284,783

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	9,825,459	6,576,825

CASH AND DUE FROM BANKS AT END OF PERIOD	$7,858,039	$10,861,608

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED SEPTEMBER 30,

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION	2006	2005
Cash paid during the year for interest	$6,998,576	$5,960,935
Cash paid during the year for income taxes	$1,051,298	$550,676

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfers from loans foreclosed to other real estate	$137,754	$401,121

Change in unrealized gains (losses)
on securities available for sale	$76,649	$(1,523,325)

Change in the deferred tax effect in unrealized
gains (losses) on securities available for sale	$28,590	$(568,200)

Change in unrealized gains (losses) on derivative	$(415)	$(130,888)

Change in the deferred tax effect in
unrealized gains (losses) on derivative	$(155)	$(48,821)

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

Note A. Basis of Presentation

The consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 2005, has been derived from the audited financial statements of the Company for the year then ended. The accompanying consolidated financial statements as of September 30, 2006, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the financial position and operating results of the periods presented. Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

Note B. Interest Rate Risk Management

In an effort to reduce funding costs, Britton & Koontz Bank, N.A., the Company’s wholly-owned subsidiary (the “Bank”), enters into or purchases interest rate caps. On February 4, 2005, the Bank entered into an agreement with the Federal Home Loan Bank (“FHLB”) to cap the interest rate paid on a $20 million advance for 3 years at 3-Month LIBOR with a strike price of 4% and a cost of 35 basis points (“bps”) plus a margin of 2 bps. A cap with a 2-year term was entered into with the FHLB on October 18, 2005, for $5 million with a strike price of 3-Month LIBOR at 4.50% at a cost of 35 bps with no margin. On October 24, 2006, 3-Month LIBOR was 5.38% and both caps were in the money. On August 15, 2006, the Bank entered into an agreement with the FHLB to cap the interest rate paid on another $5 million advance for 2 years at 3-Month LIBOR with a strike price of 5.50% and a cost of 19 bps with no added margin. The cost of all caps is included in the monthly interest expense paid to the FHLB.

On May 9, 2002, the Bank entered into an off-balance sheet interest rate swap agreement with a notional amount of $5 million to convert existing prime based loans to a fixed rate. Under the terms of the agreement, the Bank receives a fixed rate of 7.635% and is obligated to pay a floating rate based on USD-Prime-H.15. The original term is for five years, expiring May 10, 2007. The Bank decided to sell the swap on August 3, 2006, with prime at 8.25% and contributing to a negative carry to net interest income, and recognize a loss of $35 thousand. Contributing to the decision to sell the swap was management’s expectation at that time that interest rates would continue to increase and the current loss would also increase.

Effective October 3, 2006, the Bank entered into another off-balance sheet interest rate swap agreement with a notional amount of $10 million to convert existing prime based loans to a fixed rate. Under the terms of the agreement, the Bank receives a fixed rate of 7.769% and is obligated to pay a floating rate based on USD-Prime-H.15. The original term is for three years, expiring October 5, 2009. The fair value of this derivative, designated as a cash flow hedge and considered highly effective over its term, will be determined on a monthly basis and reported appropriately as comprehensive income/(loss) in the equity portion of the balance sheet. Management and the Board of Directors periodically will enter into such arrangements to protect against adverse swings in interest rates. The current negative payment to the counterparty is expected to be temporary as management expects that the Federal Reserve will lower rates prior to the expiration of the swap agreement in 2009 such that a negative payment will no longer be required. The negative carry to net interest income is viewed as insurance to protect against the decline in revenues on prime-based loans. Management does not consider the arrangement to have a material impact toward the Company’s liquidity or capital resources or to pose any known risks with respect to market or credit risk.

Note C. Loans Held-for-Sale

Loans held-for-sale are primarily thirty year and fifteen year fixed rate, one to four family real estate loans which are valued at the lower of cost or market, as determined by outstanding commitments from investors or current investor yield requirements, calculated on an individual basis. Unrealized losses on loans held-for-sale are charged against income in the period of decline. Such declines are recorded in a valuation allowance account and deducted from the cost basis of the loans. At September 30, 2006, there were no loans held for sale. Gains on loans are recognized when realized.

Note D. Junior Subordinated Debentures

On March 26, 2003, the Company finalized its participation in FTN Financial Capital Market’s and Keefe, Bruyette & Woods’ pooled trust preferred offering. The Company established Britton & Koontz Statutory Trust # 1 which issued 5,000 capital securities and 155 common securities with an aggregate liquidation amount of $5 million and $155 thousand, respectively. The term of the capital securities and debentures is 30 years, callable after 5 years at the option of the Company. The initial interest rate was 4.41%, adjusting quarterly at 3-Month LIBOR plus 3.15% and capped at 11.75%. The interest rate at September 30, 2006, was 8.52%.

Note E. Loan Commitments

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. Letters of credit at September 30, 2006, and December 31, 2005, were $1.8 million and $1.9 million, respectively. As of September 30, 2006, the Company had entered into other commercial and residential loan commitments with certain customers that had an aggregate unused balance of $83.0 million, an increase from $82.6 million at December 31, 2005. Because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire, the balances on such commitments should not be used to project actual future liquidity requirements. However, the Company does incorporate expectations about the level of draws under all credit-related commitments into its funds management process.

Note F. Earnings per Share

Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share calculations assumes that all options to purchase common stock are exercised, unless the effect is anti-dilutive. The following is information about the computation of earnings per share for the three and nine months ended September 30, 2006.

Effective January 1, 2006, the Company began accounting for its options under the recognition and measurement principles of fair value recognition set forth in Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“FASB 123R”). Using the Black-Scholes option-pricing model, the total cost of options granted to employees at September 30, 2006, was $7,570. This amount has been included in compensation cost for the nine months ended September 30, 2006.

	For the three months ended September 30,
	2006	2005
Basic weighted average shares outstanding	2,117,966	2,116,316
Dilutive effect of granted options	4,049	6,596

Diluted weighted average shares outstanding	2,122,015	2,122,912
Net income	$923,702	$828,253
Net income per share-basic	$0.44	$0.39
Net income per share-diluted	$0.44	$0.39

	For the nine months ended September 30,
	2006	2005
Basic weighted average shares outstanding	2,117,381	2,116,316
Dilutive effect of granted options	4,562	5,052

Diluted weighted average shares outstanding	2,121,943	2,121,368
Net income	$2,724,551	$2,567,632
Net income per share-basic	$1.29	$1.21
Net income per share-diluted	$1.28	$1.21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to present a review of the major factors affecting the financial condition of Britton & Koontz Capital Corporation (the “Company”) as of September 30, 2006, as compared to the Company’s financial condition as of December 31, 2005, and the results of operations of the Company for the three and nine month periods ended September 30, 2006, as compared to the corresponding periods of 2005.

SUMMARY

The Company reported net income of $924 thousand ($0.44 basic and diluted earnings per share) for the three-month period ended September 30, 2006, compared to net income of $828 thousand ($0.39 basic and diluted earnings per share) for the same period in 2005. For the nine-month period ended September 30, 2006, the Company had net income of $2.7 million ($1.29 basic and $1.28 diluted earnings per share), compared to net income of $2.6 million ($1.21 basic and diluted earnings per share) for the same period in 2005.

Total assets decreased $12.3 million from $389.3 million at December 31, 2005 to $377.0 million at September 30, 2006. Cash and due from banks decreased to $7.9 million at September 30, 2006, from $9.8 million at December 31, 2005. The available-for-sale investment securities portfolio decreased from December 31, 2005 by $11.1 million to $67.2 million at September 30, 2006, while the held-to-maturity portfolio fell $411 thousand to $37.6 million over the same period. Net loans, excluding loans held for sale, at September 30, 2006, increased $2.2 million to $244.8 million since December 31, 2005. Other real estate owned decreased $105 thousand over the same period. Since December 31, 2005, deposits fell $569 thousand to $256.8 million at September 30, 2006, while borrowings have declined $13.9 million over the same period. Total stockholders’ equity increased $1.7 million to $32.9 million at September 30, 2006 from $31.3 million at December 31, 2005.

Management continues to seek out aggressively new opportunities to generate and attract new loans and deposit customers and to grow other earning assets. However, just as assets have decreased during the first nine months of 2006 due to the flat to inverted yield curve, management anticipates that, at least for the short-term, these conditions will continue to hinder the Company’s efforts to generate new loans, deposits and earning assets and may result in further compression in interest margins. Under these conditions, often the risks associated with new loans and investments exceed the acceptable margins generated by such assets. Management remains committed to growing loans, investments and deposits, but also believes that such growth should only come from assets that are profitable and that satisfy the Company’s credit standards.

Financial Condition

Assets

The decrease of $12.3 million in total assets from $389.3 million at December 31, 2005, to $377.0 million at September 30, 2006, was primarily due to re-directing cash flows from the investment portfolio to pay down borrowed funds. Management’s intent was to use these cash flows to fund loan growth; however, loan demand decreased during the first quarter of 2006, rebounded in the second quarter and slightly increased by the end of the third quarter. The cash flows were instead used to repay borrowed funds (see the discussion under “Loans held to maturity” for further details of this decline and anticipated growth during the remaining months of 2006).

Investment Securities

The Company’s investment portfolio at September 30, 2006, consists of government agency, mortgage-backed and municipal securities. Investment securities that are deemed to be held-to-maturity are accounted for by the amortized cost method while securities in the available-for-sale categories are accounted for at fair value.

Management determines the classification of its securities at acquisition. Total held-to-maturity and available-for-sale investment securities of $105 million at September 30, 2006, decreased $11.5 million since December 31, 2005, as cash flows were used to pay down borrowings. Equity securities decreased $901 thousand due primarily to a mandatory redemption of FHLB stock held by the Company as a result of the recent modification made by the FHLB of the minimum investment requirement for its members. Equity securities are comprised primarily of Federal Reserve Bank stock of $522 thousand, FHLB stock of $3.8 million, the Company’s investment in its statutory trust of $155 thousand and ECD Investments, LLC membership interests of $100 thousand. The investment in the statutory trust is included within equity securities to comply with Revised FASB Interpretation 46, “Consolidation of Variable Interest Entities.”

The amortized cost of the Bank’s investment securities at September 30, 2006, and December 31, 2005, are summarized in Table 1.

TABLE 1: COMPOSITION OF INVESTMENT PORTFOLIO (Amortized Cost)

	09/30/06	12/31/05
Mortgage-Backed Securities	$64,789,738	$76,496,343
Agencies Obligations	6,496,247	6,495,545
Obligations of State and
Political Subdivisions	35,006,323	34,904,765
Total	$106,292,308	$117,896,653

Loans held to maturity

Net loans held to maturity fell $10.5 million during the first quarter of 2006. Loan balances decreased during this period primarily from paydowns by commercial bank customers who had contracted to complete jobs to repair damage caused by Hurricane Katrina. As these customers were paid for their hurricane-related contract work, many of them moved from borrower to depositor status. The second quarter of 2006 provided somewhat of a rebound, as net loans increased by $8.6 million in the quarter. During the third quarter, loan pipeline activity that had formed late in the second quarter began to materialize and added another $4.1 million for the quarter. Loan growth in the fourth quarter of 2006 is expected to be flat to slight growth, as reductions in the bank’s 1-4 family residential portfolio (see discussion below) and estimated pay-down rates offset new loans made by the Company. The growth in the portfolio is projected to come primarily in the Company’s Baton Rouge, Louisiana market.

Further reductions are expected to occur in the 1-4 family residential portfolio. The Company intends to broker the majority of its originations from this segment in the secondary market (this is known as “table funding” since the loan is funded by an outside party). Management has decided to use table funding (as opposed to funding these loans itself) in an effort to streamline operations in the mortgage department. Although these streamlining efforts will contribute to lower residential loan portfolio balances, management anticipates that these efforts will also result in reduced servicing costs and will allow the mortgage department to focus on originations and fee income. Even with these reductions, management believes that total loans will continue to grow as efforts to implement its plan to shift the bank’s focus from residential to commercial real estate continue. The loan to total assets ratio increased to 64.9% at September 30, 2006, compared to 62.3% at December 31, 2005. At September 30, 2006, the loan to deposit ratio was 95% compared to 94% at December 31, 2005.

Table 2 presents the Bank’s loan portfolio at September 30, 2006, and December 31, 2005.

TABLE 2: COMPOSITION OF LOAN PORTFOLIO (including loans held for sale)

	09/30/06	12/31/05
Commercial, financial & agricultural	$31,475,000	$32,868,000
Real estate-construction	40,104,000	30,069,000
Real estate-1-4 family residential	78,308,000	94,126,000
Real estate-other	85,754,000	75,237,000
Installment	11,344,000	12,478,000
Other	151,000	306,000
Total loans	$247,136,000	$245,084,000

Table 2a presents the Bank’s loan portfolio by market at September 30, 2006, and December 31, 2005.

TABLE 2a: COMPOSITION OF LOAN PORTFOLIO BY MARKET (including loans held for sale)

	09/30/06	12/31/05
Natchez, Mississippi	$92,221,000	$86,210,000
Baton Rouge, Louisiana	70,662,000	58,876,000
Vicksburg, Mississippi	49,289,000	50,873,000
Unallocated 1-4 Family Residential	34,964,000	49,125,000
Total loans	$247,136,000	$245,084,000

        Bank Premises

There have been no material changes in the Company’s premises since the year-end.

Asset Quality

Nonperforming assets, including non-accrual loans, other real estate and loans 90 days or more delinquent, increased $833 thousand to $3.6 million at September 30, 2006, from $2.7 million at December 31, 2005. The Bank’s nonperforming loan ratio increased to .89% at September 30, 2006, from .51% at December 31, 2005. The primary reason for the increase in non-performing assets was the increase in loans past due 90 days or more. The increase of $733 thousand in this area is due primarily to two loans totaling $573 thousand that were delinquent at quarter end. Subsequently, both loans have been paid current. A breakdown of nonperforming assets at September 30, 2006, and December 31, 2005, is shown in Table 3.

TABLE 3: BREAKDOWN OF NONPERFORMING ASSETS

	09/30/06	12/31/05
	(dollars in thousands)
Non-accrual loans by type:
Real estate	$437	$413
Installment	62	72
Commercial and all other loans	765	574
Total non-accrual loans	1,264	1,059
Loans past due 90 days or more	934	201
Total nonperforming loans	2,198	1,260
Other real estate owned (net)	1,366	1,471
Total nonperforming assets	$3,564	$2,731
Nonperforming loans as a percent of loans, net of unearned interest and loans held for sale	.89%	.51%

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

Based upon this evaluation, management believes the allowance for loan losses of $2.4 million at September 30, 2006, which represents .95% of gross loans held to maturity, is adequate, under prevailing economic conditions, to absorb probable losses on existing loans. At September 30, 2006, total reserves included specific reserves of $782 thousand, general reserves of $1.0 million and unallocated reserves of $561 thousand. At December 31, 2005, the allowance for loan loss was $2.4 million, or .97% of gross loans held to maturity.

Provision for Possible Loan Losses

The provision for possible loan losses is a charge to earnings to maintain the allowance for possible loan losses at a level consistent with management’s assessment of the loan portfolio in light of current and expected economic conditions. The provision for the three and nine months ended September 30, 2006, was $90 and $210 thousand compared to $60 and $240 thousand in the same periods in 2005. The amount in each period reflects management’s perception of the portfolio as to its degree of complexity, the low growth rate during the year, economic conditions in each market and the relatively low net charge-offs as compared to peer. The Company regularly reviews the allowance in an effort to maintain it at an adequate level and to provide for the proper provision expense to earnings. In recent quarters, provisioning has dropped as charge-offs have reached very low levels. In the third quarter of 2006, the Company experienced solid growth in the Baton Rouge market and absorbed increases in nonperforming loans and losses in the Natchez and Vicksburg portfolios. Continuing weaknesses in certain classified credits and weaker economic conditions in the Natchez and Vicksburg markets raise the possibility of increased losses being identified in the fourth quarter of 2006 and the first quarter of 2007. The Company raised the provision in the third quarter from $60 thousand to $90 thousand. Over the next two quarters, provision expense will likely continue to rise following additional reduction of the reserve levels from further possible losses.

Table 4 details allowance activity for the nine months ended September 30, 2006, and 2005:

TABLE 4: ACTIVITY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

	09/30/06	09/30/05
	(dollars in thousands)
Balance at beginning of period	$2,378	$2,237
Charge-offs:
Real Estate	(8)	(50)
Commercial	(242)	(50)
Installment and other	(43)	(39)
Recoveries:
Real Estate	26	26
Commercial	10	10
Installment and other	26	29
Net (charge-offs)/recoveries	(231)	(74)
Provision charged to operations	210	240
Balance at end of period	$2,357	$2,403
Allowance for loan losses as a percent of loans, net of unearned interest & loans held for sale	.95%	.99%
Net charge-offs as a percent of average loans	.10%	.03%

Potential Problem Loans

At September 30, 2006, the Company had no loans, other than those balances incorporated in tables 3 and 4 above, which management had significant doubts as to the ability of the borrower to comply with current repayment terms.

Deposits

Total deposits decreased $569 thousand from $257.4 million at December 31, 2005, to $256.8 million at September 30, 2006. The decrease in deposits is due primarily from non-core deposits while core deposits remained virtually unchanged. Non-interest bearing deposits increased almost $1 million.

TABLE 5: COMPOSITION OF DEPOSITS

	09/30/06	12/31/05
Non-Interest Bearing	$52,439,506	$51,466,230
NOW Accounts	24,078,321	23,016,487
Money Market Deposit Accounts	39,007,042	36,516,395
Savings Accounts	18,658,927	23,032,910
Certificates of Deposit	122,624,269	123,344,888
Total Deposits	$256,808,065	$257,376,910

Borrowings

Total bank borrowings, including FHLB advances, federal funds purchased and customer repurchase agreements, decreased $13.9 million from $92.2 million at December 31, 2005, to $78.3 million at September 30, 2006. Borrowings decreased as FHLB advances were paid down with investment cash flows. To the extent that in the fourth quarter cash flows from the investment portfolio are not used to fund loan growth, management expects to continue to use these cash flows to pay down debt.

Capital

Stockholders' equity totaled $32.9 million at September 30, 2006, compared to $31.3 million at December 31, 2005. The Company received earnings of $2.7 million and additional capital of $42 thousand upon exercise of employee stock options for an aggregate of 1,650 shares in the first nine months of 2006. These earnings and additional capital, however, were offset by $1.1 million, or $0.54 per share, in dividends paid and increased for accumulated other comprehensive income of $48 thousand from unrealized losses in the available-for-sale investment portfolio and off-balance sheet derivatives. Losses in the available-for-sale investment portfolio and off-balance sheet derivatives, included in comprehensive income, of $965 thousand are considered declines due to interest rates and are therefore only a temporary impairment of the security.

Components of comprehensive income are excluded from the calculation of capital ratios. The Company maintained a total capital to risk weighted assets ratio of 14.61%, a Tier 1 capital to risk weighted assets ratio of 13.76% and a leverage ratio of 10.06% at September 30, 2006. These levels substantially exceed the minimum requirements of bank regulatory agencies for well-capitalized institutions of 10.00%, 6.00% and 5.00%, respectively. The ratio of shareholders' equity to assets increased to 8.7% at September 30, 2006, compared to 8.0% at December 31, 2005.

Off-Balance Sheet Arrangements

There have been minor changes in the Company’s off-balance sheet arrangements during the nine months ended September 30, 2006. See Note B and Note E to the Company’s consolidated financial statements for a description of the Company’s off-balance sheet arrangements.

Results of Operations

Net Income

Net income for the three months ended September 30, 2006, increased to $924 thousand, or $0.44 per diluted share, compared to $828 thousand, or $0.39 per diluted share, for the same period in 2005. Returns on average assets and average equity increased to .97% and 11.36%, respectively, for the three months ended September 30, 2006, compared to .84% and 10.53%, respectively, for the same period in 2005. The increase in net income for these periods is due primarily to lower salary and benefits related to the Company’s offer of a voluntary separation package, in the fourth quarter of 2005, to employees with certain years of service. Full-time equivalents dropped from 121 at September 30, 2005, to 103 at September 30, 2006. The savings in personnel costs was partially offset by higher occupancy and advertising costs. Management expects the savings in personnel to continue, and management does not believe the reduction in personnel will adversely affect ongoing operations.

For the nine months ended September 30, 2006, net income and diluted earnings per share were $2.7 million, or $1.28 per diluted share, compared to $2.6 million, or $1.21 per diluted share, for the same period in 2005. The increase, much like the increase for the three months ended September 30, 2006, was due to lower personnel costs offset by higher occupancy and advertising costs.

Net Interest Income and Net Interest Margin

One of the largest components of the Company’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

Net interest income was $3.4 million for the quarter ended September 30, 2006, the same as net interest income for the corresponding period in 2005. Increases in the volume and rate of earning assets were offset by increases in the volume and rate of interest-bearing liabilities, resulting in relatively little growth in net interest income. Average short and long-term debt decreased by approximately $32 million as cash flows from the investment portfolio were used to pay down FHLB advances. As borrowings decreased, average interest-bearing deposits increased by approximately $12 million. These deposits were used to fund $11 million in average growth in the loan portfolio. Net interest income increased by approximately $221 thousand as a result of changes in the volume of earning assets and interest-bearing liabilities. This increase in net interest income, however, was almost entirely offset by the rise in interest expense, because the increase in funding costs outpaced the increase in earning asset yields. Rising interest rates improved asset yields by 63 basis points to 6.73%, while the costs to fund those assets increased 77 basis points to 3.67%. Net interest income decreased by approximately $220 thousand as a result of these changes in the yields on earning assets and the rates paid on interest-bearing liabilities. Net interest margin increased to 3.76% for the three months ended September 30, 2006, from 3.65% for the same period in 2005 due to a lower assets base. In either a rising or falling rate environment, net interest income is expected to remain relatively stable.

Net interest income for the nine months ended September 30, 2006, increased $51 thousand over the same period in 2005. During this nine month period, the negative effects to net interest income due to increased rates were offset by changes in average portfolio balances. Net interest margin increased to 3.78% for the nine months ended September 30, 2006, from 3.64% in the same period in 2005 due to a lower asset base.

Management believes the Federal Reserve has halted for the immediate future its increases in short-term interest rates and has moved to a neutral position while waiting to gauge the effects the tightening has had on the economy. At this point in the rate cycle, management does not expect any material decreases in net interest income or material negative compression in net interest margin. We do, however, expect margins to remain narrow, reducing net interest income until a more normal yield curve appears.  In the meantime, the composition of the Company’s balance sheet will result in earning assets repricing at higher interest rates while costing liabilities increase at a slightly lesser pace. In addition, our funding costs are limited by the Company’s decision to purchase interest rate caps on our FHLB term advances. See Note B to the Consolidated Financial Statements above. Management believes that these two factors provide a protective hedge against material declines in net interest income or net interest margin.

Non-Interest Income

Non-interest income includes service charges on deposit accounts, income from fiduciary activities, gains from the sale of mortgage loans and other revenue not derived from interest on earning assets. Non-interest income for the three months ended September 30, 2006, was $615 thousand, a decrease of $27 thousand from the three month period ended September 30, 2005. The decrease is due primarily to lower revenues received from sales of 1-4 family residential mortgage originations.

For the nine months ended September 30, 2006, non-interest income of $1.8 million remained relatively unchanged compared to the same period in 2005.

Non-Interest Expense

Non-interest expense includes salaries and benefits, occupancy, equipment and other operating expenses. Non-interest expense for the three months ended September 30, 2006, declined $208 thousand to $2.7 million compared to the same period in 2005. The major cause of the decrease was lower personnel costs due to the reductions in full time equivalents as explained above.

Non-interest expense for the nine months ended September 30, 2006, decreased $364 thousand to $8.1 million compared to $8.5 million during the same period in 2005. This decrease was due to the above explanation concerning lower salary and benefit costs. Additional expenses related to the Company’s shareholder meeting offset the favorable reductions in personnel costs (see explanation below).

The Company incurred significant costs related to the 2006 Annual Meeting of Shareholders above the costs historically incurred in connection with the Company’s annual shareholders meeting. The increased costs were due to a proxy contest that a shareholder group initiated regarding proposals to be voted on at the Annual Meeting. Included in non-interest expense for the nine months ended September 30, 2006, is approximately $90 thousand of legal and other fees related to this proxy contest.

Income Taxes

The Company recorded income tax expense of $321 thousand for the three months ended September 30, 2006, compared to $267 thousand for the same period in 2005. Income tax expense for the nine months ended September 30, 2006, was $920 thousand compared to $646 thousand during the same period in 2005. The increase in the six month comparison is related to a tax-adjustment in 2005 of approximately $125 thousand.

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

The Company’s cash and cash equivalents decreased $2.0 million to $7.8 million at September 30, 2006, from $9.8 million at December 31, 2005. For the nine months ended September 30, 2006, cash provided by operating and investing activities was $3.6 million and $10.1 million, respectively, while financing activities used $15.7 million.

The Company has unsecured federal funds lines with correspondent banks and maintains the ability to draw on its line of credit with the FHLB in the amounts of approximately $40 and $44 million, respectively. Management believes it maintains adequate liquidity for the Company’s current needs.

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. See Note E, “Loan Commitments,” to the Consolidated Financial Statements for a discussion of the Company’s commitments to extend credit as of September 30, 2006.

The Company’s liquidity and capital resources are substantially dependent on the ability of the Bank to transfer funds to the Company in the form of dividends, loans and advances. Certain restrictions exist on the ability of the Bank to transfer such funds to the Company in the form of dividends or loans. Under federal law, the directors of a national bank, after making proper deduction for all expenses and other deductions required by the Comptroller of the Currency, may credit net profits to the bank’s undivided profits account and may declare a dividend from that account of so much of the net profits as they judge expedient. The Comptroller and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings. The Bank’s ability to pay dividends to the Company is also limited by prudence, statutory and regulatory guidelines and a variety of other factors. At September 30, 2006, retained earnings available for payment of cash dividends under applicable dividend regulations exceeded $4.9 million.

Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At September 30, 2006, the maximum amount available for transfer from the Bank to the Company in the form of loans on a secured basis was $2.1 million. There were no loans outstanding from the Bank to the Company at September 30, 2006.

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

The Company models Economic Value of Equity (EVE) as an asset/liability management tool to measure market risk. Annually, the EVE analysis is performed to determine the effect of the Bank’s franchise value under different rate scenarios. This value is calculated by subtracting the net present value of the bank’s liabilities from the net present value of its assets. The difference is referred to as “net portfolio value” with the value calculated under each rate scenario measured as a percentage change to the base portfolio value. At December 31, 2005, the analysis showed that as rates move up or down by 200 basis points, the Bank’s net portfolio value would decline by less than 5%. The ALCO as reported to the Board of Directors agreed that this was well within acceptable limits.

There have been no significant changes in the Company’s market risk position since December 2005.

Item 4.  Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to allow them to make timely decisions regarding the disclosure of information required to be included in our periodic reports filed with the Securities and Exchange Commission. There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.  The Company is a non-accelerated filer, and the rules pertaining to internal controls and procedures under the Sarbanes-Oxley Act of 2002 currently have been imposed only on accelerated filers. We are in the process of reviewing our internal controls and procedures from a significant risk perspective and will be ready to comply with the Sarbanes-Oxley Act by December 31, 2007.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s ability to pay dividends to its shareholders is substantially dependent on the ability of the Bank to transfer funds to the Company in the form of dividends, loans and advances. Federal law imposes limitations on the payment of dividends by national banks. Under federal law, the directors of a national bank, after making proper deduction for all expenses and other deductions required by the Comptroller of the Currency, may credit net profits to the bank’s undivided profits account and may declare a dividend from that account of so much of the net profits as they judge expedient. The Comptroller and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings. The Bank’s ability to pay dividends to the Company is also limited by prudence, statutory and regulatory guidelines and a variety of other factors. At September30, 2006, retained earnings available for payment of cash dividends under applicable dividend regulations exceed $4.9 million.

Item 6.	Exhibits

Exhibit		Description of Exhibit

3.1	*
Restated Articles of Incorporation of Britton & Koontz Capital Corporation, as amended, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2006.

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

4.2	*
Amendment No. 1 to Rights Agreement, dated as of August 15, 2006, by and between Britton & Koontz Capital Corporation and Britton & Koontz Bank, N.A., incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the Commission on August 17, 2006.

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

                                               BRITTON AND KOONTZ CAPITAL CORPORATION

Date:	November 14, 2006	/s/ W. Page Ogden
W. Page Ogden
Chief Executive Officer

Date:	November 14, 2006	/s/ William M. Salters
William M. Salters
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit

3.2	By-Laws of Britton & Koontz Capital Corporation, as amended and restated.

31.1	Certifications of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002