Form 10-K
period 2006-12-31
BRITTON & KOONTZ CAPITAL CORP
filed 2007-03-14
CIK 707604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-22606

Britton & Koontz Capital Corporation
(Exact name of registrant as specified in its charter)

Mississippi	64-0665423
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.

500 Main Street
Natchez, Mississippi 39120
(Address of principal executive offices) (Zip Code)

(601) 445-5576
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Common Stock, $2.50 Par Value
Name of each exchange on which registered	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  [  ] Yes [X] No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer [  ]       Accelerated filer [  ]                  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

The aggregate market value of the registrant’s voting stock held by non-affiliates at February 26, 2007, computed by reference to the price of $19.38 per share, the price at which the registrant’s voting stock was last sold as of June 30, 2006, is $36,181,045.

The registrant had 2,117,966 shares of common stock outstanding as of March 15, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement of Britton & Koontz Capital Corporation with respect to its 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CROSS REFERENCE INDEX
TO
FORM 10-K

PART I
ITEM 1.	BUSINESS	*
ITEM 1A.	RISK FACTORS	*
ITEM 1B.	UNRESOLVED STAFF COMMENTS	*
ITEM 2.	PROPERTIES	*
ITEM 3.	LEGAL PROCEEDINGS	*
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	*

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
	SECURITIES	*
ITEM 6.	SELECTED FINANCIAL DATA	*
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	*
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	*
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	*
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	*
ITEM 9A.	CONTROLS AND PROCEDURES.	*
ITEM 9B.	OTHER INFORMATION	*

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	**
ITEM 11.	EXECUTIVE COMPENSATION	**
ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	**
ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	**
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	**

PART IV
ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	*

SIGNATURES

LIST OF SUBSIDIARIES

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AS REQUIRED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACTOF 2002
CERTIFICATION OF CHIEF FINANCIAL OFFICER AS REQUIRED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACTOF 2002
CERTIFICATION OF CHIEF EXECUTIVE OFFICER AS REQUIRED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF CHIEF FINANCIAL OFFICER AS REQUIRED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

*      Included herein.
**	Incorporated by reference from Britton & Koontz Capital Corporation’s Definitive Proxy Statement for its 2007 Annual Meeting of Shareholders in accordance with Instruction G(3) of Form 10-K.

PART I

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although Britton & Koontz Capital Corporation (the “Company”) believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Company’s expectations. Such statements are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in the Company’s documents or oral presentations, the words “anticipate”, “estimate”, “expect”, “objective”, “projection”, “forecast”, “goal” and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company’s actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing market conditions, availability or cost of capital, employee workforce factors, costs and other effects of legal and administrative proceedings, and changes in federal, state or local legislative requirements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results or changes in assumptions or on account of other factors affecting such statements.

The information set forth in this Annual Report on Form 10-K is as of March 14, 2007, unless otherwise indicated herein.

Item 1. Business.

General

The Company

Britton & Koontz Capital Corporation was organized as a Mississippi business corporation in July 1982. Later that year, the Company became a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), when it acquired all of the issued and outstanding shares of Britton & Koontz Bank, National Association, a national banking association headquartered in Natchez, Mississippi (the “Bank”). The Bank is a wholly-owned subsidiary of the Company, and stock of the Bank is the Company’s most significant asset. On April 17, 2001, B&K Title Insurance Agency, Inc. was organized as a Mississippi corporation (“B&K Insurance”); in May 2001, the Company acquired all of the outstanding common stock of B&K Insurance, making it the Company’s second wholly-owned subsidiary.

The Company’s major source of income in 2006 was dividends from the Bank in the amount of $2.5 million. The Company expects that dividends from the Bank will continue to be the Company’s major source of income in 2007. As of December 31, 2006, the Company had total assets of approximately $369 million and total consolidated shareholders’ equity of approximately $34 million. Financial information about the Company, including information with respect to revenues from external customers, profit and loss and total assets for 2006, 2005 and 2004, is contained in Item 8, “Financial Statements and Supplementary Data.”

      The Company has entered into a Trust Services Agreement with National Independent Trust Company, a national banking association, d/b/a Argent Trust Company, headquartered in Ruston, Louisiana. Effective January 1, 2007, Argent Trust Company assumed all responsibilities associated with the Bank’s trust services, having been duly appointed successor trustee for all Bank trust accounts. Argent Trust Company performs certain fiduciary services for customers transferred from and referred by the Bank to Argent Trust Company. In return, the Bank receives a specified percentage of the fee income generated by Argent Trust Company.

As of December 31, 2006, the Company discontinued issuing title insurance policies through B&K Insurance. See “The Insurance Agency” below for more information.

The Bank

The Bank provides commercial and consumer banking and trust services to customers in Adams and Warren Counties, Mississippi, and East Baton Rouge Parish, Louisiana, and the adjoining counties and parishes in Mississippi and Louisiana. A loan production office was opened in Madison, Mississippi, on February 1, 2003, which was converted into a full service branch in 2004. Management decided to leave the Madison market in November, 2004 in order to allocate its resources to its remaining markets. In 2004, the Bank completed the construction of a new branch in Vicksburg, Mississippi, and closed three branches in Baton Rouge, Louisiana, moving into a larger, more visible facility on Bluebonnet Boulevard in Baton Rouge. The Bank also sold its Shields Lane branch in Natchez, Mississippi, in 2004, while completing the renovation of its existing Tracetown branch in Natchez, which houses its mortgage banking operations. As a result of these actions, the Bank now conducts its full-service banking business from its main office and two branch offices in Natchez, Mississippi, two branches in Vicksburg, Mississippi, and one branch office in Baton Rouge, Louisiana. The geographical area serviced by the Bank is economically diverse and includes public and private sector industries, including government service, manufacturing, tourism, agriculture and oil and gas exploration. The Bank is not dependent on any one customer or group of customers in any of its activities, and it has no foreign operations.

The products and services offered by the Bank include personal and commercial checking accounts, money market deposit accounts, savings accounts, automated clearinghouse services, safe deposit box facilities, and brokerage services. The Bank also offers access to automated teller machines and cash management services including money transfer, direct deposit payroll and sweep accounts. The Bank is a full-service residential and commercial mortgage lender and engages in other commercial and consumer lending activities, including, among other things, the issuance of VISA credit cards and letters of credit.

In 1995, the Bank became an Internet service provider (ISP) for the Natchez area and eventually extended its service to the Vicksburg, Mississippi market. In 1996, the Bank began offering Internet-based online banking using SumxNet, a software product developed by Sumx Inc. (“Sumx”), See “Investment in Sumx” below. In the second quarter of 2004, the Bank completed the sale of its ISP to Canufly.net, a company providing Internet services in Mississippi and Louisiana.

Income from the Bank’s lending activities, including loan interest and fees, represent the largest component of the Bank’s total operating revenues. This source accounted for 70%, 66% and 62% of the Bank’s total operating revenue during 2006, 2005 and 2004, respectively, and the Company expects that income from lending activities will continue to be the leading source of income related to the Bank’s activities. In addition to business and consumer lending, the bank invests a portion of its total assets in the securities market in order to earn a higher return compared to overnight positions. Investment security purchases are monitored closely and managed on a monthly basis by an asset liability committee comprised of four outside directors along with the bank’s Chief Executive Officer and Chief Financial Officer. Investment income represents the second largest source of revenue for the Bank. For the 2006, 2005 and 2004 fiscal years, revenue in this segment amounted to 20%, 24% and 26% of the Bank’s total operating revenue, respectively.

The Insurance Agency
       B&K Insurance has entered into an agreement, as agent, to issue policies of title insurance upon properties in all counties of the State of Mississippi in the name of Mississippi Guaranty Title Insurance Company, a Mississippi corporation. B&K Insurance is not a separately-reportable segment for financial reporting purposes. B&K Insurance discontinued its operations as of December 31, 2006, due to limited demand for business and continuing fixed costs associated with maintaining B&K Insurance services. B&K Insurance will not be dissolved but will continue to be included as a 100% owned subsidiary of the Company. The Company does not expect any material adverse impact on earnings in 2007 on account of the discontinuation of B&K Insurance’s operations.

Investment in Sumx

In December 1998, the Company invested $1 million in Sumx, a Mississippi corporation established to develop and market internet-based electronic banking solutions for the financial industry. On September 15, 2001, the Company acquired 240,000 shares of Series B Preferred Stock of Sumx for $250,000. In exchange for such investments, the Company received approximately 37% preferred interest in the voting stock of Sumx. During the second quarter of 2002, the Company wrote off its $1,250,000 investment in Sumx, as well as approximately $711,000 of advances to Sumx, due to the uncertainty regarding Sumx’s future prospects and valuation.

On December 31, 2004, the Company sold its entire preferred interest in Sumx back to Sumx for $20,000. As further consideration, the Company received a non-exclusive license to use Sumx’s Internet banking software at no charge. The license has an initial term of five years, with automatic one year renewal terms thereafter unless a party gives the other party notice of non-renewal at least six months prior to the expiration of the then-current term. During 2006, the Company decided to discontinue using this software and began using the internet banking software provided by Harland Financial, its core account processing company. Finally, the Company agreed to cancel and forgive all indebtedness, obligations and encumbrances of any kind owed by Sumx to the Company.

Competition

There is significant competition among banks and bank holding companies in the Bank’s market areas and throughout Mississippi and Louisiana. The Bank competes with both national and state banks, savings and loan associations and credit unions for loans and deposits. The Bank also competes with large national banks from the principal cities in Louisiana and Mississippi for certain commercial loans. All of these numerous institutions, including the Bank, compete in the delivery of products and services on the basis of availability, quality and pricing.   Most institutions track total deposits as an appropriate measure of penetration in each market.  The Bank's market share, in relation to total deposits, is 37% and 4% for Adams and Warren Counties in Mississippi, respectively and .53% in East Baton Rouge Parish in Louisiana.

The deregulation of depository institutions as well as the increased ability of non-banking financial institutions, such as finance companies, investment companies, insurance companies, brokerage companies and several governmental agencies, to provide services previously reserved to commercial banks has further intensified competition. Accordingly, the Bank now competes with these non-banking financial institutions, all of which are engaged in marketing various types of loans, commercial paper, short-term obligations, investments and other services. Because non-banking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, in many instances they may operate with greater flexibility. The continued deregulation of the financial services industry may have a detrimental effect on the Bank’s long-term growth and profitability.

In addition to the deregulation of the financial services industry, the increasing liberalization of the laws and regulations affecting the conduct of interstate banking activities makes it possible that competition in the Bank’s geographical market area will increase. If large, regional bank holding companies acquire branches in the Bank’s market area, they may offer a wider range of services than are currently offered by the Bank. Some of these regional competitors may take full advantage of the powers of “financial holding companies,” as defined in the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, which allows such competitors to offer products and services not offered by the Bank. In addition, these competitors are likely to be better capitalized than the Bank and the Company.

Employees

As of December 31, 2006, the Company had three full-time employees, who are also employees of the Bank and compensated by the Bank.  The Bank’s employees decreased from 102 full-time and 10 part-time employees at December 31, 2005, to 97 full-time and 11 part-time at December 31, 2006. The employees are not represented by a collective bargaining agreement. The Company believes that its relationship with its employees is good.

Supervision and Regulation

General

The banking industry is extensively regulated under federal and state law. As a bank holding company, the Company is subject to regulation under the BHCA and to supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Pursuant to the BHCA, the Company may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any other company, including a bank, without the prior approval of the Federal Reserve. The BHCA further limits the activities of both the Company and the Bank to the business of banking and activities closely related or incidental to banking.

As a national bank, the Bank is subject to supervision and regular examination by the Office of the Comptroller of the Currency (the “Comptroller”). The examinations are undertaken to ensure the protection of the Bank Insurance Fund (“BIF”). Pursuant to the terms of the Federal Deposit Insurance Act (the “FDIA”), the deposits of the Bank are insured through the BIF and the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”). Accordingly, the Bank is subject to regulation by the FDIC and is also subject to the Federal Reserve’s requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered.

 In 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), which, among other things, substantially revised the depository institution regulatory and funding provisions of the FDIA. FDICIA also expanded the regulatory and enforcement powers of bank regulatory agencies. Most significantly, FDICIA mandates annual examinations of banks by their primary regulators and requires the federal banking agencies to take prompt “corrective action” whenever financial institutions do not meet minimum capital requirements. FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capitalization status will depend on how well its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. As of December 31, 2006, the Bank maintained a capital level which qualified it as being “well capitalized” under such regulations.

FDICIA also prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be “undercapitalized.”

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

Interstate Banking and Branching Legislation

Federal Law. In 1994, Congress passed the Riegle-Neal Interstate Banking and Branching Efficiency Act (“Riegle-Neal”), which affected the interstate banking and branching abilities of bank holding companies and banks. Riegle-Neal authorizes a national bank domiciled in one state to establish branches in any other state as long as neither state has opted out of interstate branching between the date of enactment of Riegle-Neal and May 31, 1997. Riegle-Neal, however, does allow states to preserve certain restrictions on the entry of out-of-state banks, such as the fashion in which entry can be made, an age requirement for a bank being merged or acquired, and a deposit cap. Under Riegle-Neal, once a bank has established a branch in another state, it may exercise the same rights in that state as national and state banks enjoy in that state, including the ability to branch intra-state.

Riegle-Neal also permits states to allow banks to enter the state by establishing a de novo branch in that state. In order to allow de novo entry into a particular state, that state’s banking laws must expressly provide for de novo branching. Once a bank has established a branch in a host state through de novo branching, it may exercise the same rights in that state as national and state banks enjoy, including the ability to branch intra-state. If a state opts out of interstate branching, no bank domiciled in that state may establish branches in other states, and no bank domiciled in another state may establish branches in that state.

Mississippi Law. On March 29, 1996, the Governor of Mississippi signed into law a bill in which Mississippi elected to opt in to interstate branching, effective May 1, 1997. As enacted, the bill (1) allows all Mississippi banks to establish branches in any other state pursuant to the entry rules in the potential host state, and (2) allows out-of-state banks to establish branches in Mississippi pursuant to Mississippi’s entry rules. The bill does not authorize de novo branching into Mississippi. An out-of-state bank can establish branches in Mississippi only by (1) merging with a Mississippi-domiciled bank, (2) buying all of the assets of a Mississippi-domiciled bank, or (3) buying all of the assets in Mississippi of an out-of-state bank which has branches in Mississippi. All interstate branching transactions require appropriate regulatory approval.

 On December 1, 2000, the Bank acquired its first interstate branch offices in Baton Rouge, Louisiana. Under applicable law, the Bank, with the approval of the Comptroller, can establish additional de novo branch offices within the States of Mississippi and Louisiana. The Company from time to time evaluates merger and acquisition opportunities, as well as opportunities to establish additional branch offices, and it anticipates that it will continue to evaluate such opportunities.

Financial Modernization

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “GLB Act”) was enacted into law on November 12, 1999. The GLB Act potentially affects every facet of a depository institution’s operations. The GLB Act does three fundamental things affecting the banking industry: (a) repeals key provisions of the Glass-Steagall Act to permit commercial banks to affiliate with securities firms, insurance companies and other financial service providers; (b) establishes a statutory framework pursuant to which full affiliations can occur between these entities; and (c) provides financial services organizations with flexibility in structuring these new financial affiliations through a new entity called a “financial holding company” or through a financial subsidiary.

As a result of the GLB Act, banks will be able to offer customers a wide range of financial products and services without the restraints of previous legislation. In addition, bank holding companies and other financial services providers will be able to commence new activities or new affiliations much more readily. To take advantage of the new provisions of the GLB Act, a bank holding company must elect to become a financial holding company. The Company has elected to become a financial holding company.

Anti-Money Laundering

On October 26, 2001, the President signed the USA PATRIOT Act of 2001 into law. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”). The IMLAFA substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposes new compliance and due diligence obligations, creates new crimes and penalties, compels the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarifies the safe harbor from civil liability to customers. The U.S. Treasury Department has issued a number of regulations implementing the USA PATRIOT Act that apply certain of its requirements to financial institutions such as the Bank. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. The IMLAFA requires all “financial institutions,” as defined, to establish anti-money laundering compliance and due diligence programs no later than April 2002. Such programs must include, among other things, adequate policies, the designation of a compliance officer, employee training programs, and an independent audit function to review and test the program. The Company believes that it has complied with the IMLAFA requirements as currently in effect.

Further Changes in Regulatory Requirements

The United States Congress and the Mississippi legislature have periodically considered and adopted legislation that has adversely affected the profitability of the banking industry. See “Competition” above. Future legislation could further modify or eliminate geographic and other business restrictions on banks and bank holding companies and current prohibitions affecting other financial institutions, including mutual funds, securities brokerage firms, insurance companies, banks from other states and investment banking firms. The effect of any such legislation on the business of the Company or the Bank cannot be accurately predicted. The Company also cannot predict what legislation might be enacted or what other implementing regulations might be adopted, and if enacted or adopted, the effect thereof.

Restrictions on Dividends

The Company is a legal entity separate and distinct from the Bank, and substantially all of the Company’s revenues result from amounts paid by the Bank, as dividends, to the Company. The payment of dividends by the Bank is, of course, dependent upon its earnings and financial condition. The Bank, however, as a national bank, is also subject to legal limitations on the amount of its earnings that it may pay as dividends. Under federal law, the directors of a national bank, after making proper deduction for all expenses and other deductions required by the Comptroller, may credit net profits to the Bank’s undivided profits account and may declare a dividend from that account of so much of the net profits as they judge expedient. The Comptroller and the Federal Reserve have each indicated that banking organizations should generally pay dividends only out of current operating earnings.

Further, in connection with the Company’s acquisition of Natchez First Federal in 1993, the Bank assumed a liquidation account of approximately $2.8 million which has the effect of prohibiting the payment of dividends if the Bank’s net worth would thereby be reduced below $2.8 million.

Corporate Governance

The Sarbanes-Oxley Act of 2002 (the “Sarbanes Act”) requires publicly traded companies to adhere to several directives designed to prevent corporate misconduct. Additional duties have been placed on officers, directors, auditors and attorneys of public companies. The Sarbanes Act requires certifications regarding financial statement accuracy and internal control adequacy by the chief executive officer and chief financial officer of the Company in periodic and annual reports filed with the Securities and Exchange Commission (the “SEC”). The Sarbanes Act also accelerates insider reporting obligations under Section 16 of the Securities Exchange Act of 1934, as amended, restricts certain executive officer and director transactions, imposes new obligations on corporate audit committees and provides for enhanced review by the SEC. The SEC has delayed the compliance date for non-accelerated filers to include a management report on internal control of financial reporting (and make a related certification) until the filer's first fiscal year ending after December 15, 2007.

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

Risks Related To Our Business and Industry

We are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon the net interest income of the Bank. Net interest income is the difference between interest earned on assets, such as loans and securities, and the cost of interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, which could reduce the amount of fee income generated, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income could be adversely affected, which in turn could negatively affect our earnings. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

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

A discussion of the policies and procedures used to identify, assess and manage certain interest rate risk is set forth in Item 7A, “Qualitative and Quantitative Disclosures about Market Risk.”

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

As of December 31, 2006, approximately 61% of the bank’s loan portfolio consisted of commercial, construction and commercial real estate loans compared to 55% at December 31, 2005. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of commercial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

The allowance for possible loan losses may be insufficient.

Although we try to maintain diversification within our loan portfolio in order to minimize the effect of economic conditions within a particular industry, management also maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on management’s quarterly analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment. Among other considerations in establishing the allowance for loan losses, management considers economic conditions reflected within industry segments, the unemployment rate in our markets, loan segmentation, and historical losses that are inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.

In addition, bank regulatory agencies periodically review the allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations. A discussion of the policies and procedures related to management’s process for determining the appropriate level of the allowance for loan losses is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

A significant portion of the loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit the ability of the Company to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although management has policies and procedures to perform an environmental review during the loan application process and also before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

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

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and have greater financial resources. Such competitors primarily include national, regional and community banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including savings and loan associations, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The information under the heading “Competition” in Item 1, “Business,” provides more information regarding the competitive conditions in our markets.

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

Our ability to compete successfully depends on a number of factors, including, among other things:

•	The ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.
•	The ability to expand the Company’s market position.
•	The scope, relevance and pricing of products and services offered to meet customer needs and demands.
•	The rate at which we introduce new products and services relative to our competitors.
•	Customer satisfaction with our level of service.
•	Industry and general economic trends.

      Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We are subject to extensive government regulation and supervision.

The Company and the Bank are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not the economic or other interests of shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of the foregoing, could affect the Company and/or the Bank in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.

Under regulatory capital adequacy guidelines and other regulatory requirements, the Company and the Bank must meet guidelines that include quantitative measures of assets, liabilities and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. If we fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. Our failure to maintain the status of “well capitalized” under our regulatory framework could affect the confidence of our customers in us, thus compromising our competitive position. In addition, failure to maintain the status of “well capitalized” under our regulatory framework or “well managed” under regulatory examination procedures could compromise our status as a bank holding company and related eligibility for a streamlined review process for acquisition proposals.

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

Failure to comply with laws, regulations or policies could also result in sanctions by regulatory agencies and/or civil money penalties, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. The information under the heading “Supervision and Regulation” in Item 1, “Business,” and Note N, “Regulatory Matters” to the Consolidated Financial Statements of the Company in Item 8, “Financial Statements and Supplementary Data,” provides more information regarding the regulatory environment in which we and the Bank operate.

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

The Company is a separate and distinct legal entity from the Bank, and it receives substantially all of its revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the Company. In the event the Bank is unable to pay dividends to us, we may not be able to service debt, pay obligations or pay dividends on our common stock. The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations. The information under the heading “Supervision and Regulation” in Item 1, “Business,” provides a discussion about the restrictions governing the Bank’s ability to transfer funds to us.

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

           Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	Actual or anticipated variations in quarterly results of operations.
•	Recommendations by securities analysts.
•	Operating and stock price performance of other companies that investors deem comparable to the Company.
•	News reports relating to trends, concerns and other issues in the banking and financial services industry.
•	Perceptions in the marketplace regarding us and/or our competitors.
•	New technology used, or services offered, by competitors.
•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors.
•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions.
•	Changes in government regulations.
•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results.

The trading volume in our common stock is less than that of other larger bank holding companies.

Our common stock is listed for trading on The NASDAQ Capital Market; the average daily trading volume in our common stock is low, generally less than that of many of our competitors and other larger bank holding companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause volatility in the price of our common stock.

An investment in our common stock is not an insured deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you may lose some or all of your investment.

Our Restated Articles of Association and By-laws, our Shareholder Rights Plan, as well as certain banking laws, may have an anti-takeover effect.

      Provisions of our Restated Articles of Association and By-laws as well as our Shareholder Rights Plan, which are exhibits to this Annual Report on Form 10-K, and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to our shareholders. The combination of these provisions impedes a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company has its principal offices in its headquarters building at 500 Main Street, Natchez, Adams County, Mississippi 39120, which is owned and occupied by the Bank. The Bank owns the property on four additional branches and leases the property for one of its branches. In the judgment of management, the facilities of the Company and the Bank are generally suitable, adequately insured and provide for the continuing needs of the Company and the Bank. All branches operated are full service and the list below describes the locations and general character of the properties owned and leased by the Company and the Bank:

Location	Own/Lease	Use	Approximate Office Space (square feet)
Natchez
500 Main Street Natchez, Mississippi	Owned	Main Office	33,790
411 Highway 61 N. Natchez, Mississippi	Owned	Branch Office	1,671
55A Sgt. Prentiss Drive Natchez, Mississippi	Owned	Branch Office	10,720

Vicksburg
2059 Highway 61 N. Vicksburg, Mississippi	Owned	Branch Office	3,050
2150 S. Frontage Road Vicksburg, Mississippi	Owned	Branch Office	4,570

Baton Rouge
8810 Bluebonnet Suites A & B Baton Rouge, Louisiana	Lease	Branch Office	5,112

The lease for the Company’s branch located at 8810 Bluebonnet Boulevard, in Baton Rouge, Louisiana is for a ten year period beginning October 1, 2003.

Item 3. Legal Proceedings.

The Company and the Bank are currently not involved in any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the Company’s shareholders during the fourth quarter of 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information Regarding our Common Stock

The Company’s common stock is listed on The NASDAQ Capital Market, and trades under the symbol “BKBK.” The table below sets forth dividends per share and the high and low sales prices ranges for the common stock, as reported by NASDAQ, for the last two fiscal years.

	Dividends Per Share	High	Low
2006
4th Quarter	$.18	$20.95	$19.16
3rd Quarter	.18	21.50	18.85
2nd Quarter	.18	23.04	18.25
1st Quarter	.18	24.00	19.89

2005
4th Quarter	$.18	$21.48	$20.07
3rd Quarter	.18	21.68	19.56
2nd Quarter	.33	22.80	17.01
1st Quarter		19.50	17.70

On March 1, 2007, there were 558 shareholders of record of the Company’s common stock.

The Company did not repurchase any equity securities during the 4th quarter of 2006.

Stock Performance Graph

The following performance graph compares the performance of our common stock to the Nasdaq Composite Index and to the S&P 500 Banks Index for our reporting period. The performance graph assumes that the value of the investment in our common stock, the Nasdaq Composite Index and to the S&P 500 Banks Index was $100 at December 31, 2001, and that all dividends were reinvested.

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Britton & Koontz Capital Corporation	100.00	101.41	124.58	136.48	163.40	158.74
Nasdaq Composite	100.00	68.76	103.68	113.16	115.57	127.58
S&P 500 Banks Index (1)	100.00	98.97	125.34	143.42	141.38	164.17

(1)
The companies in the S&P 500 Banks Index are: BB&T Corporation, Comerica Incorporated, Commerce Banc, New Jersey, Compass Bancshares, Inc., Countrywide Financial Corporation, Federal National Mortgage Association, Fifth Third Bancorp, First Horizon National Corporation, Federal Home Loan Mortgage Corporation, Huntington Bancshares Incorporated, Keycorp, M&T Bank Corporation, Marshall & Ilsley Corporation, MGIC Investment Corporation, National City Corporation, The PNC Financial Services Group, Inc., Regions Financial Corporation, Sovereign Bancorp, Inc., Suntrust Banks, Inc., Synovus Financial Corporation, U.S. Bancorp, Wachovia Corporation, Washington Mutual, Inc., Wells Fargo & Company and Zions Bancorporation.

There can be no assurance that our common stock performance will continue in the future with the same or similar trends depicted in the performance graph above. We do not and will not make or endorse any predictions as to future stock performance.

Item 6. Selected Financial Data.

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

YEAR END ACTUAL BALANCES	2006	2005	2004	2003	2002

Total Assets	$369,318	$389,260	$377,351	$373,032	$308,879
Investment Securities	107,370	121,783	137,303	141,135	97,059
Gross Loans (net of unearned income)	243,534	244,912	219,311	206,591	180,398
Loans held for sale	55	171	1,688	3,102	4,393
Allowance for Loan Losses	2,344	2,378	2,237	2,070	2,129
Total Deposits	253,757	257,377	226,288	232,934	233,012
Total Long-Term Debt	39,579	53,041	60,078	65,711	30,315
Stockholders’ Equity	33,597	31,260	31,152	30,197	29,329

YEAR END AVERAGE BALANCES

Total Assets	376,626	390,317	375,496	340,566	299,600
Earning Assets	357,407	370,609	354,004	320,337	280,233
Investment Securities	112,458	132,843	134,993	116,520	92,502
Gross Loans (net of unearned income)*	242,910	236,796	218,301	201,595	182,744
Allowance for Loan Losses	2,444	2,379	2,224	2,209	2,008
Total Deposits	255,713	236,440	230,437	237,019	220,095
Total Long-Term Debt	46,241	70,760	67,665	44,359	34,088
Stockholders’ Equity	32,248	31,347	30,853	30,181	29,323

*Includes loans held for sale

SUMMARY OF EARNINGS

Total Interest Income	23,708	22,000	19,774	19,565	19,854
Total Interest Expense	10,206	8,445	6,465	6,329	7,205
Net Interest Income	13,502	13,555	13,309	13,236	12,649
Provision for Loan Losses	475	300	390	670	1,025
Non-interest Income	2,462	2,418	2,678	2,767	870
Non-interest Expense	10,716	11,630	11,973	11,844	10,266
Income Tax Expense	1,194	815	780	750	988
Net Income	3,579	3,228	2,844	2,739	1,240

PER SHARE DATA

Earnings Per Share-Basic	1.69	1.53	1.35	1.30	0.59
Earnings Per Share - Diluted	1.69	1.52	1.34	1.29	0.59
Cash Dividends	0.72	0.69	0.64	0.64	0.62
Book Value	15.86	14.77	14.72	14.29	13.88
Year End Stock Price	19.76	21.10	18.25	17.27	14.60

OTHER KEY INFORMATION

Return on Average Assets	0.95%	0.83%	0.76%	.080%	0.41%
Return on Average Equity	11.10%	10.30%	9.22%	9.07%	4.23%
Dividend Payout	42.60%	45.10%	47.41%	49.23%	105.08%
Efficiency Ratio	63.11%	68.52%	70.51%	69.80%	70.79%
Net Interest Income/Average Earning Assets	3.78%	3.66%	3.76%	4.13%	4.51%
Allowance for Loan Losses/Loans	0.96%	0.97%	1.02%	1.00%	1.18%
Non Performing Loans/Loans	0.59%	0.51%	0.41%	0.74%	1.29%
Loans/Deposits	95.97%	95.16%	96.92%	88.69%	77.42%
Total Stockholders’ Equity/Assets	9.10%	8.03%	8.26%	8.10%	9.50%
Total Risk-Based Ratio	15.27%	14.44%	15.43%	15.39%	14.71%
Tier 1 Risk-Based Ratio	14.40%	13.55%	14.49%	14.48%	13.61%
Tier 1 Leverage Ratio	10.45%	9.31%	9.23%	9.23%	8.71%

Weighted Average Share Outstanding:

Basic	2,117,529	2,116,316	2,114,649	2,113,087	2,109,809
Diluted	2,121,846	2,120.951	2,118,181	2,116,163	2,112,405

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This discussion presents a review of the major factors that have affected the financial condition, changes in financial condition and results of operations of Britton & Koontz Capital Corporation (the “Company”) and its subsidiaries, principally Britton & Koontz Bank, N.A. (the “Bank”), as of and for the three years ended December 31, 2006.

SUMMARY

During the past three years, the Company has emphasized loan and deposit growth and reduction of personnel expenses while also devoting considerable efforts to consolidate and realign branches and Bank premises. The Company ended 2004 with six locations and 131 employees, down from ten locations and 149 employees the year before. During 2005, the Company continued its efforts to streamline operations and ended the year with 107 employees. The Company also experienced excellent growth in its loan and deposits in 2005, as loans increased $24 million to $245 million and total deposits increased $31 million to $257 million. The Company’s loan growth in 2005 came primarily from growth in business and industrial commercial real estate loans, including residential land development and construction loans and 1-4 family residential mortgage loans. Throughout 2005, the Company operated in an environment where short-term rates continued to move upward while long-term rates remained the same or decreased, thus creating a flatter yield curve. This scenario contributed to the decline in net interest margin to 3.66% at December 31, 2005, from 3.76% at December 31, 2004. While declining margins were prevalent throughout the industry, management believes that the Company’s growth in loans during 2005 helped offset the negative effects associated with a flat yield curve and actually slowed margin compression. Another major factor that aided in preventing additional declines in net interest margin and stabilizing net interest margin in 2005 was the 29% increase in the Company’s non-interest bearing deposits since December 31, 2004.

The Federal Reserve began raising short-term rates in 2004 and had raised the benchmark rate 13 times through December 31, 2005, to 4.25%. As 2006 began, it became clear that the Company would face significant pressure on its interest margins as the Fed Funds rate was increased an additional 4 times, ending 2006 at 5.25%. Not only was the short-term rate increase elevating funding costs, but at the same time intermediate and longer-term rates on earning assets remained the same, or even decreased, effectively capping asset yields. This flattening and inversion of the yield curve contributed heavily to the lower levels of the Company’s net interest income in 2006. In light of the changes in the yield curve, management determined in 2006 that, while it would continue to aggressively seek out new opportunities to grow the Bank’s loans, investments and deposits, such growth should come only from assets whose margins justified the risk associated with the asset and that otherwise satisfied the Company’s credit standards. Management also determined that, if such growth opportunities were not available for one type of asset, funds would be directed to those assets where such growth opportunities were present and otherwise would be used to pay down long-term debt, which itself would improve the Company’s net interest income and interest margins. Accordingly, in 2006 cash flows from the investment portfolio and the residential mortgage portfolio were redirected into higher-yielding commercial loans and to the reduction in borrowings from the Federal Home Loan Bank of Dallas (“FHLB”). These commercial loans increased $19 million while borrowing declined by a similar amount. The effect of this redirection of cash flows was to lower the level of total assets and the level of total liabilities by approximately $20 million each. The new commercial loans and the reduction of FHLB borrowings also increased the Company’s net interest income during 2006. This increase, however, was offset by the negative effects of the interest rate environment during 2006. More information about the volume and rate variances can be seen under the heading “Average Balances and Yield Analysis” and “Net Interest Income.”

The Company currently leases a branch on Bluebonnet Boulevard and intends to acquire a second site in Baton Rouge during the year. Management also plans to add a third branch in Baton Rouge by 2010. Capital expenditures for equipment and software in 2007 are projected to be approximately $400 thousand. Management expects that new purchases in 2007 will be offset by an estimated $785 thousand in depreciation expense.

In 2006, the Company reported net income of $3.6 million, or $1.69 per basic and diluted share, representing an 11% increase over the $3.2 million, or $1.53 and $1.52 per basic and diluted share, of net income reported at December 31, 2005, and a 26% increase compared to net income of $2.8 million, or $1.35 and $1.34 per basic and diluted share, reported at December 31, 2004. Return on average equity for the years 2006, 2005 and 2004 was 11.10%, 10.30% and 9.22%, respectively. Net interest margins increased to 3.78% at December 31, 2006, from 3.66% at December 31, 2005 and 3.76% at December 31, 2004.

FINANCIAL CONDITION

Assets

Total assets decreased 5%, or $19.9 million, during 2006 to $369.3 million from $389.3 million at December 31, 2005. The decline in assets is primarily due to the redirection of cash flows from both the investment portfolio and the residential mortgage portfolio into new commercial loans and the reduction in FHLB borrowings. The strategy had the effect of lowering the Bank’s total assets but also improving both interest margins and net interest income.

Total assets increased 3%, or $11.9 million, during 2005 to $389.3 million from $377.4 million at December 31, 2004. Growth in assets was primarily due to increases in loans held for investment of $25.5 million, net of unearned interest and allowance for loan losses, offset by reductions of $15.5 million in investment securities.

Average Earning Assets. Interest income from earning assets represents the Company’s main source of revenue. Average earning assets for the year ended December 31, 2006, totaled $357.4 million, a $13.2 million, or 3.6%, decrease compared to December 31, 2005. The decrease was made up of a $20.4 million, or 15.3%, decrease in average investment securities primarily offset by a $6.1 million, or 2.6%, increase in average loans. Average earning assets for the period ended December 31, 2004, totaled $354 million.

Investment Securities. Investment securities primarily consist of mortgage-backed, municipal, corporate and agency securities. Securities that are deemed to be held-to-maturity (“HTM”) are accounted for by the amortized cost method and represent approximately 36% of total securities at December 31, 2006. Those securities designated available-for-sale (“AFS”) are accounted for at fair value and represent approximately 60% of the total at December 31, 2006. Equity securities account for the remaining 4%. Management determines the classification of its securities at acquisition. Total HTM and AFS investment securities fell by $13.3 million, or 11%, to $103.0 million at December 31, 2006, from $116.3 million at December 31, 2005. From 2004 to 2005, total HTM and AFS investment securities fell by $15.5 million, or 12%, to $116.3 million at December 31, 2005, from $131.8 million at December 31, 2004. In both 2005 and 2006, the flat yield curve discouraged reinvestment of proceeds from investments back into the market; consequently, cash flows from investments were used to fund new loan growth and reduce borrowings.

Equity securities at December 31, 2006 are comprised primarily of Federal Reserve Bank stock of $522 thousand, FHLB stock of $3.5 million, the Company’s $155 thousand interest in its B&K Bank Statutory Trust and ECD Investments, LLC membership interests of $100 thousand. These securities fell $1.2 million to $4.3 million in 2006 from $5.5 million in 2005, due to mandatory redemption recalculations of $1.4 million of FHLB stock.

The amortized cost of the Bank’s investment securities at December 31, 2006, 2005 and 2004, are summarized as follows:

		Amortized Cost

	12/31/06	12/31/05	12/31/04

Obligations of other U.S. Government
Agencies and Corporations	$68,015,850	$82,864,118	$94,369,933
Obligations of State and
Political Subdivisions	36,175,580	34,904,765	35,321,401
Privately Issued Collateralized
Mortgage Obligations	-	127,770	173,419
Corporate Securities	-	-	1,007,752

	$104,191,430	$117,896,653	$130,872,505

The amortized cost of investment securities at December 31, 2006, by contractual maturity (including mortgage backed securities) is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax-exempt municipal securities have been computed on a book equivalent basis which takes into account the coupon rate paid by the issuer adjusted by any premium paid or discount received on the security at settlement date.

	Amortized	Weighted
	Cost	Average Yield

Due in one year or less	$5,993,800	4.116%
Due after one year through five years	5,848,745	5.235%
Due after five years through ten years	56,029,464	5.175%
Due after ten years	36,319,421	5.723%
Total	$104,191,430	5.308%

        Loans. Loans represent the Company’s largest source of revenue. Total loans at December 31, 2006, were $243.6 million, a decrease of $1.5 million compared to December 31, 2005. Total loans at December 31, 2005 were $245.1 million, an increase of $24.1 million compared to December 31, 2004. The Company experienced loan growth in its Baton Rouge, Louisiana market of $25.1 million in 2006. Loan demand in the small business and commercial real estate sector in this market has been brisk, and the Company’s lending staff has been especially successful in attracting new business. Total loans in Baton Rouge amounted to $84.0 million, representing approximately 34% of the Company’s loan portfolio. The Vicksburg market ended December 31, 2006, with $42 million in loans, representing 17% of the portfolio, a drop since the previous year of 4%. The Natchez, Mississippi market ended 2006 virtually the same as the previous year. The Company’s 1-4 family mortgage loans that are held in the its treasury management branch decreased $18.6 million. The decrease in the mortgage portfolio resulted from the Company’s decision to table fund and sell predominately all of its 1-4 family residential loans in the secondary market. Loan growth in the Baton Rouge market was funded by operating activities and excess cash flows from investment securities and residential mortgage loans. Table 1 presents the Bank’s loan portfolio, including loans held for sale, at the end of the last five years. The Company has no foreign loan activities.

TABLE 1: COMPOSITION OF LOAN PORTFOLIO

	12/31/06	12/31/05	12/31/04	12/31/03	12/31/02
Commercial, financial and agricultural	$28,385,000	$32,868,000	$31,589,000	$31,853,000	$34,264,000
Real estate-construction	44,592,000	30,069,000	18,360,000	14,690,000	7,207,000
Real estate-residential	83,256,000	98,488,000	92,889,000	91,031,000	73,590,000
Real Estate-other	76,473,000	70,875,000	63,685,000	57,826,000	53,694,000
Installment	10,680,000	12,478,000	14,229,000	14,195,000	15,881,000
Other	203,000	306,000	249,000	102,000	170,000

Total loans	$243,589,000	$245,084,000	$221,001,000	$209,697,000	$184,806,000

        The following table sets forth as of December 31, 2006, the periods in which the Bank’s commercial, financial and agricultural loans and its real estate-construction loans mature or reprice and the total amount of all such loans due after one year having (a) predetermined interest rates and (b) floating or adjustable rates. Loan maturities are based upon contract terms and specific maturity dates. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory.

		Due after
	Due in	one year
	one year	through	Due after
	or less	five years	five years	Total

Commercial, financial and agricultural	$13,993,000	$14,004,000	$388,000	$28,385,000
Real estate-construction	28,033,000	12,927,000	3,632,000	44,592,000

Total	$42,026,000	$26,931,000	$4,020,000	$72,977,000

Predetermined interest rates		$20,784,000	$1,331,000

Floating or adjustable interest rates		$6,147,000	$2,689,000

Asset Quality

        Management periodically analyzes the diversification of the loan portfolio and the repayment ability of borrowers.  When it appears to management that the Company will have trouble recapturing all outstanding principal and/or interest on a loan or loan relationship, the debt is placed on non-accrual.  By placing loans on non-accrual the Company recognizes a problem credit, foregoes interest that is likely uncollectible, and adjusts the carried loan balance to reflect the collection amount expected. When problem credits are transferred to non-accrual status, the accrual of interest income is discontinued and all previously accrued and uncollected interest for the year is reversed against interest income. A non-accrual loan may be restored to accrual status when it is no longer delinquent and management no longer doubts the collectibility of interest and principal.

        Several key measures are used to evaluate and monitor the Company’s asset quality. These measures include the levels and percentages of total nonperforming assets, loan delinquencies, non-accrual loans, foreclosed assets and charge-offs. Nonperforming assets, consisting of non-accrual loans, loans past due 90 days or more and other real estate owned, decreased $49 thousand to $2.7 million at December 31, 2006 compared to the balance at December 31, 2005. From December 31, 2004 to December 31, 2005, nonperforming assets increased $500 thousand compared to the balance at December 31, 2005. Non-performing assets as a percent of average assets increased to .71% in 2006 compared to .70% in 2005 and .59% in 2004. Nonperforming loans as a percent of total loans, net of unearned income and loans held for sale, increased to .59% at December 31, 2006, from .51% the year at December 31, 2005 and .41% at December 31, 2004. After a three year decline, net charge-offs as a percent of average loans increased from .07% at December 31, 2005, to .21% at December 31, 2006, which occurred primarily in the fourth quarter of 2006. Net charge-offs as a percent of average loans decreased from .10% at December 31, 2004, to .07% at December 31, 2005.

       At December 31, 2006, overall credit quality remained stable. The increase in the fourth quarter of 2006 in the net charge-off percentages was due primarily to one commercial credit. In the opinion of management, this credit will not materially affect the Company’s asset quality. Specific reserves have been set aside for the unsecured portion of the credit as well as any unforeseen shortfalls. The Company added a $175 thousand provision for loan losses in the fourth quarter of 2006 to maintain the overall adequacy of the Allowance for Loan Losses, which ended 2004, 2005 and 2006 at 1.03%, .97% and .96% of loans, respectively. A breakdown of nonperforming loans at the end of each of the last five years is shown in Table 2

  TABLE 2: BREAKDOWN OF NONPERFORMING LOANS

	12/31/06	12/31/05	12/31/04	12/31/03	12/31/02
		(dollars in thousands)
Non-accrual loans by type
Real estate	$829	$413	$532	$584	$1,513
Installment	13	72	26	20	16
Commercial and all other loans	351	574	214	580	537
Total non-accrual loans	1,193	1,059	772	1,184	2,066
Loans past due 90 days or more	232	201	129	337	253

Total nonperforming loans	1,425	1,260	901	1,521	2,319
Other real estate owned (net)	1,257	1,471	1,320	1,741	1,554
Total nonperforming assets	$2,682	$2,731	$2,221	$3,262	$3,873
Nonperforming loans as a percent
of loans, net of unearned interest and loans held for sale	.59%	.51%	.41%	.74%	1.29%
Additional interest income foregone on non-accrual loans	$31	$24	$38	$28	$141

There were no loans in any of the reported periods above classified as “troubled debt restructurings” as defined in Statement of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructuring.” Management does not believe that there are any other loans, or any other interest-bearing asset, not already specifically reserved for, that the Company has serious doubts as to the ability of the borrower to comply with the present repayment terms.

As of December 31, 2006, no other interest-bearing assets held by the Company are classified as non-accrual or past due 90 days or more. The Company continues to monitor securities issued by municipalities on the Mississippi Gulf Coast, as reported in the Company’s 10-Q dated September 30, 2005 under Item 3, Quantitative and Qualitative Disclosures About Market Risk.

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

        The allowance consists of specific, general and unallocated components. The specific component relates to loans that are considered impaired. Loan loss reserve factors are multiplied against the balances in each risk rating category to arrive at the appropriate level for the allowance for loan losses. Loans assigned higher risk ratings are monitored more closely by management. The general component of the allowance for loan losses groups loans with similar characteristics and allocates a percentage based upon historical losses and the inherent risks within each category. The unallocated portion of the allowance reflects management’s estimate of probable but undetected losses inherent in the portfolio; such estimates are influenced by uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, difficulty in identifying triggering events that correlate to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. The methodology for determining the adequacy of the allowance for loan losses is consistently applied; however, revisions may be made to the methodology and assumptions based on historical information related to charge-off and recovery experience and management’s evaluation of the current loan portfolio.

Based upon this evaluation, management believes the allowance for loan losses of $2.3 million at December 31, 2006, which represents .96% of gross loans held to maturity, is more than adequate, under prevailing economic conditions, to absorb probable losses on existing loans. At December 31, 2006, total reserves included specific reserves of $603 thousand, general reserves of $1.3 million and unallocated reserves of $489 thousand. At December 31, 2005, the allowance for loan losses was $2.4 million, or .97%, of gross loans held to maturity, which was composed of specific reserves of $825 thousand, general reserves of $1.1 million and unallocated reserves of $494 thousand. At December 31, 2004, the allowance for loan losses was $2.2 million, or 1.02%, of gross loans held to maturity, which was composed of specific reserves of $913 thousand, general reserves of $836 thousand and unallocated reserves of $451 thousand.

Table 3 presents the activity in the allowance for loan losses for the last five years. In establishing the amounts of provision for each year charged to operating expense, management uses the basic methodologies described above. Table 4 presents the allocation of the allowance for loan losses applicable to each loan category for the previous five years.

TABLE 3: ACTIVITY OF ALLOWANCE FOR LOAN LOSSES

	12/31/06	12/31/05	12/31/04	12/31/03	12/31/02
		(dollars in thousands)
Balance at beginning of year	$2,378	$2,237	$2,070	$2,129	$2,108

Charge-offs:
Commercial, financial & agricultural	(571)	(54)	(108)	(285)	(434)
Real Estate-construction	(5)	(0)	(22)	(0)	(11)
Real Estate-residential	(3)	(40)	(29)	(37)	(150)
Real Estate-other	(64)	(109)	(62)	(419)	(266)
Installment and other	(107)	(48)	(47)	(91)	(282)
Recoveries:
Commercial, financial & agricultural	26	22	23	60	64
Real Estate-residential	26	22	0	0	36
Real Estate-other	51	14	5	25	0
Installment and other	31	34	17	18	39
Net (charge-offs) / recoveries	(509)	(159)	(223)	(729)	(1,004)
Provision charged to operations	475	300	390	670	1,025

Balance at end of year	$2,344	$2,378	$2,237	$2,070	$2,129

Allowance for loan losses as a percent of loans, net of unearned
interest and loans held for sale	.96%	.97%	1.02%	1.00%	1.18%

Net charge-offs as a percent of average loans	.21%	.07%	.10%	.36%	.55%

TABLE 4: ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	Amounts as of December 31,

	2006	2005	2004	2003	2002

Commercial, financial and
agricultural	$426	$502	$452	$350	$568
Real estate-construction	187	77	60	36	140
Real estate-residential	248	162	149	136	112
Real Estate-other	663	787	764	811	673
Installment	331	354	361	151	95
Other	489	496	451	586	541

Total loans	$2,344	$2,378	$2,237	$2,070	$2,129

	Percent of loans in each category to total loans
	2006	2005	2004	2003	2002

Commercial, financial and
agricultural	11.65%	13.41%	14.29%	15.19%	18.54%
Real estate-construction	18.31	12.27	8.31	7.01	3.90
Real estate-residential	34.18	40.18	42.03	43.41	39.82
Real Estate-other	31.40	28.92	28.82	27.58	29.05
Installment	4.38	5.09	6.44	6.77	8.59
Other	.08	.13	.11	.04	.10

Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

Other Real Estate

          The balance of other real estate (ORE) decreased $214 thousand to $1.3 million in 2006 from $1.5 million in 2005. The ORE balance was $1.3 million at December 31, 2004. Activity during 2006, set forth in Table 5, includes foreclosures of $210 thousand, proceeds from sales of $324 thousand, transfers of $78 thousand from ORE due to the satisfaction of a covered transaction and write-downs in the amount of $22 thousand. Subsequent to year end, the Company entered into a purchase agreement in the amount of $375 thousand on one commercial property held in ORE with a book value of $499 thousand. The after tax loss of $78 thousand will be taken in the first quarter of 2007.

TABLE 5: OTHER REAL ESTATE ACTIVITY

Balance at December 31, 2005		$1,471
Write-downs	(22)
Proceeds from sales, net of gains and losses	(324)
Transfers to loan portfolio	(78)
Foreclosures	210	(214)
Balance at December 31, 2006		$1,257

Funding

Deposits. Deposits are the Company’s primary source of funding for earning assets. Total deposits ended 2006 at $253.8 million compared to $257.4 million at December 31, 2005 and $226.3 million at December 31, 2004. Average deposits increased 8.2% from $236 million at December 31, 2005, to $256 million at December 31, 2006. Average deposits increased 2.6% from $230 million at December 31, 2004, to $236 million at December 31, 2005. Non-interest bearing deposits ended 2006 at $50.3 million, compared to $51.5 million in 2005 and $39.9 million in 2004.

The decrease in deposits in 2006 is related to the Bank’s national deposit portfolio. The Bank belongs to a network that allows access to national deposits and gathers these deposits as needed. During 2006, cash flows from the investment and mortgage portfolios were sufficient to satisfy the Bank’s liquidity needs, allowing the Bank to forego gathering these national deposits until the yields required to be paid on such deposits decreased to a level where net interest income and interest margin would not be negatively impacted. Although the higher cost national deposits declined, the Bank’s core deposits actually grew by approximately $2 million compared to 2005. Included in the Bank’s liquidity plan is the use of brokered deposits as a means to fund and manage loan and deposit levels. The Bank purchased $10 million in brokered funds in 2005 as a part of its liquidity and funding plan and to contain deposit costs as interest rates were rising. These deposits remain in the portfolio at December 31, 2006, at rates considerably lower than market rates. The original terms and rates of these deposits range from 1 year to four years with an average cost of 4.74%. Fees associated with the deposits are amortized over the life of the deposits. To protect and grow the deposit portfolio, the Bank intends to utilize certificate of deposit specials throughout 2007. These accounts in the past have been successful and have contributed toward the growth in interest-bearing deposits.

During 2004, the Company joined the Certificate of Deposit Account Registry Service (“CDARS”), an innovative new deposit placement service that helps banks attract and retain larger local deposits. Deposits in the CDARS program are federally insured and are considered brokered. These deposits have increased over the past three years to $8.3 million at December 31, 2006, from $6.6 million at December 31, 2005, and $2.1 million at December 31, 2004.

Maturities of certificates of deposits of $100,000 or more at December 31, 2006, and 2005, are summarized below.

	12/31/06	12/31/05

Time remaining until maturity:
Three months or less	$11,261,017	$10,061,668
Over three through six months	15,290,171	11,198,948
Over six through twelve months	26,185,733	21,735,701
Over twelve months	9,647,050	15,523,648

	$62,383,971	$58,519,965

Deposits at December 31, 2006, and December 31, 2005, consist of the following:

	12/31/06	12/31/05

Non-interest bearing demand deposits	$50,345,279	$51,466,230
Now accounts	24,555,009	23,016,487
Money market deposit accounts	37,101,457	36,516,395
Savings accounts	18,082,839	23,032,910
Certificates of deposit	123,672,691	123,344,888

	$253,757,275	$257,376,910

Borrowings. Aside from the deposit base described above, the Company utilizes short and long-term borrowings as another funding source. Short-term borrowings include overnight funding through established lines of credit with correspondent banks and the FHLB. Also included are short-term advances maturing in one year or less from the FHLB, along with customer repurchase agreements. The Company’s short-term funding base decreased $4.9 million to $39.4 million at December 31, 2006, from $44.3 million at December 31, 2005, due primarily to the use of cash flows from the Bank’s investment securities portfolio to pay down borrowings. Long-term borrowings consist of advances from the FHLB with a maturity date greater than one year from the reporting period and junior subordinated debentures (See Note I, “Borrowings” in the Notes to the Consolidated Financial Statements of the Company.) These longer-term funding sources also declined during 2006 to $39.6 million at December 31, 2006, from $53.0 million at December 31, 2005.

Because of increases in the Company’s deposits from 2004 to 2005, the Company utilized its short-term funding sources less. Accordingly, the balance of short-term borrowings decreased $12.2 million to $44.3 million at December 31, 2005, from $56.5 million at December 31, 2004. Long-term borrowings also declined during 2005 to $53.0 million at December 31, 2005, from $60.1 million at December 31, 2004.

Short-term borrowings at December 31, 2006, 2005 and 2004 are outlined in Table 6 below:

TABLE 6: SHORT-TERM BORROWINGS

	2006	2005	2004

Year-end balance	$39,393,000	$44,343,000	$56,538,000
Weighted average rate	4.73%	3.07%	2.74%
Maximum month-end balance	$49,510,000	$59,455,000	$52,816,000

Year to date average balance	$38,091,000	$47,696,000	$42,371,000
Weighted average rate	4.26%	3.24%	2.11%

The Company collateralizes short-term funding from the FHLB with a portion of the Bank’s one-to-four family residential mortgage portfolio and certain secured commercial loans. The Company expects that short-term borrowings from the FHLB will continue to be a source of liquidity to fund short-term needs.

Average Balances and Yield Analysis

        The following table presents the Bank’s average balance sheets during 2006, 2005 and 2004. Dividing income or expense by the average balance of assets and liabilities, respectively, derives yields and costs. Non-accrual loans are included in loans for yield computations. Loan fees and late charges in the amount of approximately $1.1 million for both 2006 and 2005 and in the amount of $835 thousand for 2004 are included in both income and yield computations in loans. Income and expense resulting from interest rate caps and swaps used to manage interest rate risk are included appropriately in loans and certificates of deposit. (No tax-equivalent adjustments have been made. All averages are derived from monthly average balances.)

Average Balances and Yield Analysis
(dollars in thousands)

	Twelve Months Ended December 31,
		2006			2005			2004
		Interest			Interest			Interest
	Average	Income/	Average %	Average	Income/	Average %	Average	Income/	Average %
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
ASSETS

Loans	$242,910	$18,443	7.59%	$236,796	$16,101	6.80%	$218,301	$14,031	6.43%
Investment securities:
U.S. Government	-	-	0.00%	-	-	0.00%	339	12	3.63%
Mortgage Backed Securities	66,425	3,045	4.58%	86,062	3,776	4.39%	91,870	3,820	4.16%
State & municipal	35,146	1,641	4.67%	34,914	1,634	4.68%	35,036	1,634	4.66%
Other	10,887	479	4.40%	11,867	459	3.86%	7,748	267	3.44%

Total investment securities	112,458	5,166	4.59%	132,843	5,869	4.42%	134,993	5,733	4.25%

Interest bearing bank balances	1,435	69	4.83%	735	22	2.95%	543	8	1.50%
Federal funds sold	604	30	4.91%	235	8	3.35%	167	2	1.56%

Total earning assets	357,407	23,708	6.63%	370,609	22,000	5.94%	354,004	19,774	5.59%

Allowance for loan losses	(2,444)			(2,379)			(2,224)
Cash & due from banks, non-interest bearing	7,419			7,548			8,610
Bank premises & equipment	7,901			8,221			8,547
Cash Value Life Insurance and other	957			929			929
Other assets	5,386			5,389			5,630

TOTAL ASSETS	$376,626			$390,317			$375,496

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing deposits:
Savings	$20,623	$249	1.21%	$20,289	$215	1.06%	$16,859	$122	0.72%
Interest bearing checking	23,711	334	1.41%	27,961	216	0.77%	34,150	186	0.54%
Money rate savings	38,709	968	2.50%	27,318	392	1.44%	25,631	250	0.97%
Certificates of deposit and other time deposits	123,198	4,918	3.99%	118,297	3,463	2.93%	117,039	2,780	2.38%

Total interest bearing deposits	206,241	6,469	3.14%	193,865	4,286	2.21%	193,679	3,338	1.72%

Short term borrowed funds	38,091	1,623	4.26%	47,696	1,546	3.24%	42,371	893	2.11%
Long term debt	46,241	2,114	4.57%	70,760	2,613	3.69%	67,665	2,234	3.30%

Total interest bearing liabilities	290,542	10,206	3.51%	312,321	8,445	2.70%	303,715	6,465	2.13%

Non-interest bearing deposits	49,472			42,575			36,759
Other liabilities	4,364			4,074			4,169
Shareholders' equity	32,248			31,347			30,853

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$376,626	$10,206		$390,317	$8,445		$375,496	$6,465

Interest income and rate earned		$23,708	6.63%		$22,000	5.94%		$19,774	5.59%
Interest expense and rate paid		10,206	3.51%		8,445	2.70%		6,465	2.13%
Interest rate spread			3.12%			3.23%			3.46%
NET INTEREST INCOME & NET YIELD ON
AVERAGE EARNING ASSETS		$13,502	3.78%		$13,555	3.66%		$13,309	3.76%

Capital

Stockholders' equity ended 2006 at $33.6 million compared to $31.3 million at December 31, 2005 and $31.2 million at December 31, 2004. The change in stockholders equity from 2005 to 2006 is due to net income of $3.6 million in 2006 offset by dividend payments totaling $1.5 million and a $238 thousand increase in accumulated other comprehensive income. The change in stockholders equity from 2004 to 2005 is due to net income of $3.2 million in 2005 offset by dividend payments totaling $1.5 million and a $1.6 million decrease in accumulated other comprehensive income. Other comprehensive income is the result of unrealized gains or losses on available-for-sale securities and the recognition of the fair value of certain derivative instruments. The Company’s AFS portfolio, representing approximately 60% of total investment securities, is marked to market each month, and the result of these unrealized gains or losses, net of deferred taxes, is reported as a component of comprehensive income in stockholders’ equity. Stockholders’ equity to assets ratio at December 31, 2006, increased to 9.1% from 8.0% at December 31, 2005 and 8.3% at December 31, 2004.

Capital is well above regulatory minimums. Management intends to use excess capital to fund necessary expansion in the Baton Rouge market in 2007 and to make a target dividend payout of up to 40% of earnings. The Company currently leases a branch on Bluebonnet Boulevard and expects to acquire a second site during the year. Management also plans to add a third branch in Baton Rouge by 2010. Capital expenditures for equipment and software in 2007 are projected to be approximately $400 thousand. Management expects that new purchases in 2007 will be offset by an estimated $785 thousand in depreciation expense. Capital levels for the Company and the Bank substantially exceed the minimum requirements of the regulatory agencies for well-capitalized institutions in all three categories in both 2006 and 2005. Both the Company and the Bank maintain levels in total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and a leverage ratio (Tier 1 capital to average assets) in excess of the minimum requirements of 10.00%, 6.00% and 5.00%, respectively.

	December 31, 2006		December 31, 2005

	Company	Bank	Company	Bank

Risk-based capital:
Total	$40,943	$37,961	$38,770	$36,423
Tier 1	38,599	35,617	36,392	34,045
Leverage	38,599	35,617	36,392	34,045
Assets:
Quarterly average assets (1)	369,411	372,266	390,734	394,351
Risk-weighted assets	268,095	267,944	268,481	268,118
Ratios:
Total risk-based capital	15.27%	14.17%	14.44%	13.58%
Tier 1 risk-based capital	14.40%	13.29%	13.55%	12.70%
Leverage	10.45%	9.57%	9.31%	8.63%

(1)	Excludes disallowed assets

RESULTS OF OPERATIONS

The following are measurements of the Company’s earnings in relation to assets, equity and earnings per share for the past three years.

	2006	2005	2004

Return on average assets	.95%	.83%	.76%
Return on average equity	11.09%	10.30%	9.22%
Dividend payout ratio	42.60%	45.10%	47.41%
Average equity to average assets	8.56%	8.03%	8.22%
Net interest margin	3.78%	3.66%	3.76%
Basic income per share	$1.69	$1.53	$1.35
Diluted income per share	$1.69	$1.52	$1.34

Non-Interest Income/Non-Interest Expense

Non-interest income primarily includes service charge on deposit accounts, gains on sales of mortgage loans originated and sold in the secondary market, revenues from the Company’s investment department and other non-interest fee generating services. The Company has sought to increase income in the category by establishing new financial services, such as internet banking and commercial cash management services, including remote deposit, which allows Bank customers to make deposits electronically from their offices.

Non-interest income for the year ended December 31, 2006, was $2.5 million compared to $2.4 million in 2005 and $2.7 million in 2004. The increase for the year ended December 31, 2006 is primarily related to higher service charges on deposit accounts and gains on sales of mortgage originations sold in the secondary market in 2006, offset by lower revenues from sales in the Bank’s investment department. The majority of the decrease in non-interest income from 2004 to 2005 was a result of the sale of a Bank branch office in 2004 and the loss of non-interest income generated by that branch office.

Non-interest expenses primarily include personnel, occupancy and equipment costs along with other operating expenses related to transacting the Company’s business. Total non-interest expenses for the year ended December 31, 2006, amounted to $10.7 million, a decrease of $914 thousand compared to the corresponding period in 2005. Non-interest expense decreased $345 thousand for the year ended December 31, 2005, compared to the same period in 2004. The reductions in non-interest expense from 2004 to 2005 and from 2005 to 2006 was due primarily due to lower personnel costs and expenses related to the Company’s 2005 offer of a voluntary separation package to employees with certain years of service.

Net Interest Income/Margins

   Net interest income, the amount by which interest income on loans, investments and other interest earning assets exceed interest expense on deposits and other borrowed funds, is the largest component of the Company’s earnings and is affected by several factors, including the volume of earning assets and costing liabilities, the mix of these assets and liabilities and interest rates. Net Interest Margin represents net interest income expressed as a percentage of average earning assets. Tax-equivalent margins (“TEY”) are in parenthesis.

      Net interest income for 2006, 2005 and 2004 was $13.5, $13.6 and $13.3 million, respectively. The increase of $245 thousand from 2004 to 2005 resulted from growth in loan volumes and other earning assets offset by the rising interest rate environment. The small decline of $53 thousand from 2005 to 2006 reflects compression due to the interest rate environment. In 2006, cash flows from both the investment portfolio and the residential mortgage portfolio were directed into new commercial loans in the amount of $19 million; FHLB borrowings were also reduced by a similar amount. The flat to inverted yield curve experienced throughout 2006 afforded limited opportunity to reinvest cash flows from securities into additional securities. Cash flows that funded increases in commercial loans were mostly used in the Baton Rouge market. The commercial loan growth and the pay downs in the residential loan portfolio combined to keep the aggregate dollar amount of the entire loan portfolio relatively unchanged for the year with additional cash flows used to reduce wholesale borrowings. This strategy also had the effect of lowering the Bank’s total assets while simultaneously improving net interest margins. Net interest margins for 2006, 2005 and 2004 were 3.78% (4.01% TEY), 3.66% (3.89% TEY) and 3.76% (4.00% TEY), respectively.

        The following table presents the dollar amount of changes in interest income and interest expense for the major components of the Company’s interest earning assets and interest bearing liabilities. It distinguishes between the changes related to outstanding balances and those due to changes in interest rates. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to (a) changes in volume (i.e., changes in volume multiplied by the old rate) and (b) changes in rates (i.e., changes in rates multiplied by the old volume.) For purposes of this table, changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rates.

	Volume/Rate Analysis
	2006 change from 2005			2005 change from 2004
	Total	Volume	Rate	Total	Volume	Rate
Interest earning assets:	(dollars in thousands)			(dollars in thousands)
Loans	$2,343	$426	$1,917	$2,070	$1,230	$840
Investment securities:
U.S. Government	-	-	-	(12)	(6)	(6)
Mortgage Backed Securities	(731)	(894)	163	(44)	(250)	206
State & municipal	7	11	(4)	-	(6)	6
Other	20	(41)	61	192	156	36

Total investment securities	(704)	(924)	220	136	(106)	242

Interest bearing bank balances	47	29	18	14	4	10
Federal funds sold	22	17	5	6	2	4

Total earning assets	$1,708	$(452)	$2,160	$2,226	$1,130	$1,096

Interest bearing deposits:
Savings	34	3	31	93	28	65
Interest bearing checking	118	(36)	154	30	(38)	68
Money rate savings	576	207	369	142	17	125
Certificates of deposit and other time deposits	1,456	150	1,306	683	30	653

Total interest bearing deposits	2,184	324	1,860	948	37	911

Short term borrowed funds	77	(350)	427	653	124	529
Long term debt	(500)	(1,034)	534	379	106	273

Total interest bearing liabilities	$1,761	$(1,060)	$2,821	$1,980	$267	$1,713

Change in Interest Earning Assets	1,708	(452)	2,160	2,226	1,130	1,096
Change in Interest Bearing Liabilities	1,761	(1,060)	2,821	1,980	267	1,713
Change in Net Interest Income	$(53)	$608	$(661)	$246	$863	$(617)

Provision for Loan Losses

The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the risk of loss in the loan portfolio in light of current risk management strategies, economic conditions and market trends. Net charge-offs had declined for three years but increased in 2006 to $509 thousand, an increase of $350 thousand from the previous year. The information under the heading “Asset Quality” above provides a discussion of the increase. The Company recorded a provision for the twelve months ended December 31, 2006, of $475 thousand, compared to $300 thousand in 2005 and $390 thousand in 2004.

Liquidity

Liquidity is a measure of the Company’s ability to fund loan commitments and meet deposit maturities and withdrawals in a timely and cost-effective manner. These needs can be met by generating profits, attracting new deposits, converting assets (including short-term investments, mortgage loans held for sale and securities available for sale) to cash through sales or securitizations, and increasing borrowings. To minimize funding risks, management monitors liquidity monthly through reviews of basic surplus which includes investment securities available for pledging or borrowing offset by short-term liabilities, along with projections of loan and deposits for the next 90 days.

Principal sources of liquidity, both short and long-term, for the Company are asset cash flows, customer deposits and the ability to borrow against investment securities and loans. The Company’s cash and cash equivalents decreased from $9.8 million at December 31, 2005, to $6.6 million at December 31, 2006. Cash provided by operating and investing activities during 2006 was $4.4 and $15.9 million, respectively, while $23.5 million was devoted to financing activities in 2006. The Company’s cash and cash equivalents were $6.6 million at December 31, 2004.

In 2006, the Company experienced a 1.4% decline in deposits. Nevertheless, in 2006 the Company was able use cash flows from its investment securities to reduce the amount of short and long-term borrowings from the FHLB and other short-term federal funds lines with correspondent banks. In addition to the Company’s deposit base, management believes that the current level of short-term investments and the projected cash flows from earning assets and securities available for sale are more than adequate to meet the Company’s current liquidity needs. Additional sources of liquidity available to the Company include the ability to issue additional retail brokered certificates of deposit and the ability to sell or securitize a portion of the Company’s residential first mortgage portfolio. The Company also has available federal funds lines and its membership in the FHLB to further augment liquidity by providing a readily accessible source of funds at competitive rates.

        The Company accepts funds from various local and state governments. Total public deposits at December 31, 2006, were $31.1 million compared to $29.0 million at December 31, 2005, and $38.8 million at December 31, 2004. These deposits, considered non-core, generally are accepted on a bid basis and tend to fluctuate from year to year. Management does not believe the reductions in public deposits since December 31, 2004 will affect the Company’s ability to fund loans, engage in investment activities or handle normal deposit fluctuations.

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. See Note O, “Commitments and Contingencies,” to the Consolidated Financial Statements for a discussion of the Company’s commitments to extend credit as of December 31, 2006.

        The Company’s liquidity and capital resources are substantially dependent on the ability of the Bank to transfer funds to the Company in the form of dividends, loans and advances. Under federal law, the directors of a national bank, after making proper deduction for all expenses and other deductions required by the Comptroller of the Currency, may credit net profits to the bank’s undivided profits account, and may declare a dividend from that account of so much of the net profits as they judge expedient. The Comptroller and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings. The Bank’s ability to pay dividends is also limited by prudence, statutory and regulatory guidelines, and a variety of other factors.

Further, in connection with the acquisition of Natchez First Federal in 1993, the Bank assumed a liquidation account of approximately $2.8 million which has the effect of prohibiting the payment of dividends if the Bank’s net worth would thereby be reduced below the amount required for the liquidation account. Management does not anticipate that this restriction will have a material adverse effect on the Bank’s ability to pay dividends to the Company.

Certain restrictions exist on the ability of the Bank to transfer such funds to the Company in the form of loans. Federal Reserve regulations limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2006, the maximum amount available for transfer from the Bank to the Company in the form of loans on a secured basis was $2.8 million. There were no loans outstanding from the Bank to the Company at December 31, 2006.

   The Company’s asset/liability committee (“ALCO”) determines an appropriate level of capital and liquidity adequate to respond to the needs of depositors and borrowers. At December 31, 2006, the ALCO, in its report to the Board of Directors, indicated that it believes that the Company’s current level of liquidity is adequate to fund foreseeable asset growth or to meet unanticipated deposit fluctuations.

OFF-BALANCE SHEET ARRANGEMENTS

The Bank enters into off-balance-sheet arrangements in the normal course of its business. For a discussion of such arrangements, see Note A, “Summary of Significant Accounting Policies − Off-Balance-Sheet Financial Instruments,” “− Interest-Rate Cap Agreements,” and “− Interest-Rate Swap Agreements,” Note O, “Commitments and Contingencies,” and Note R, “Interest Rate Risk Management,” in the Notes to the Consolidated Financial Statements of the Company. Such discussion is incorporated by reference into this item.

CONTRACTUAL OBLIGATIONS

The Company’s long-term contractual obligations, comprised of operating lease agreements and long-term borrowings, including junior subordinated debt, can be found in Note I, “Borrowings,” and Note K, “Leases,” in the Notes to the Consolidated Financial Statements of the Company.

Pursuant to Mississippi law, the Company’s Board of Directors may authorize the Company to pay cash dividends to its shareholders. The only limitation on such a dividend is that no distribution may be made if, after giving effect to the distribution (a) the Company would not be able to pay its debts as they come due in the usual course of business, or (b) the Company's total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of any shareholders whose preferential rights are superior to those receiving the distribution.

The principal source of the Company’s cash revenues are dividends from the Bank. There are certain limitations on the Bank’s ability to pay dividends to the Company. See the disclosures under the heading “Liquidity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company declared semiannual cash dividends in 2004 and prior years. Beginning in the second quarter of 2005, the Company began paying dividends on a quarterly basis. Dividends, for the last three fiscal years total, on an annual basis, $.64 per share for 2004 and $.69 per share for 2005 and $.72 in 2006. Historical dividend payout ratios, expressed as a percentage of net income, for 2004, 2005 and 2006 were 47.41%, 45.10% and 42.60%, respectively.

The declaration of future dividends is at the discretion of the Company and generally will be dependent upon the earnings of the Bank, the assessment of capital requirements, considerations of safety and soundness, applicable law and regulation and other factors. Subject to the limitations referenced above, it is the present policy of the Board of Directors of the Company to continue the declaration of cash dividends on the Company’s common stock on a quarterly basis, to the extent practicable.

         Retained earnings of the Bank available for payment of cash dividends under applicable dividend regulations was $5.3 million, $4.6 million and $2.8 million as of December 31, 2006, December 31, 2005, and December 31, 2004, respectively. The Bank intends to retain most of these funds for capital and not pay them out as dividends.

Quarterly Financial Trends

2006
	First	Second	Third	Fourth	Year
	Quarter	Quarter	Quarter	Quarter	to Date
Interest Income	$5,717	$5,844	$6,074	$6,073	$23,708
Interest Expense	2,337	2,444	2,686	2,739	10,206
Net Interest Income	3,380	3,400	3,388	3,334	13,502
Provision for Loan Losses	60	60	90	265	475
Non-interest Income	611	593	618	639	2,462
Non-interest Expense	2,689	2,776	2,670	2,581	10,716
Income Taxes	317	282	321	274	1,194
Net Income	$925	$875	$925	$854	$3,579
Per common share:
Basic	$0.44	$0.41	$0.44	$0.40	$1.69
Diluted	0.44	0.41	0.44	0.40	1.69
Cash Dividends	$0.18	$0.18	$0.18	$0.18	$0.72

2005
	First	Second	Third	Fourth	Year
	Quarter	Quarter	Quarter	Quarter	to Date
Interest Income	$5,153	$5,413	$5,659	$5,775	$22,000
Interest Expense	1,835	2,003	2,270	2,337	8,445
Net Interest Income	3,318	3,410	3,389	3,438	13,555
Provision for Loan Losses	90	90	60	60	300
Non-interest Income	606	589	642	578	2,415
Non-interest Expense	2,843	2,781	2,876	3,127	11,627
Income Taxes	100	279	267	169	815
Net Income	$891	$849	$828	$660	$3,228
Per common share:
Basic	$0.42	$0.40	$0.39	$0.32	$1.53
Diluted	0.42	0.40	0.39	0.31	1.52
Cash Dividends	$-	$0.33	$0.18	$0.18	$0.69

      Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk reflects the potential risk of economic loss that would result from adverse changes in interest rates and market prices. The risk is usually seen in either reduced market value of financial assets or reduced net interest income in future periods.

The Company utilizes an asset/liability committee (“ALCO”) comprised of four outside directors, the Bank’s Chief Executive Officer and its Chief Financial Officer, who acts as chairman of the committee. The committee meets monthly or more often as needed, and its primary responsibility is the management of the assets and liabilities of the Bank to produce a stable and evenly rising flow of net interest income, an appropriate level of capital and a level of liquidity adequate to respond to the needs of depositors and borrowers and to take advantage of earnings' enhancement opportunities. The committee manages the interest rate risk inherent in the loan, investment, deposit and borrowed funds portfolios. Further, the committee manages the risk profile of the Company and determines strategies to maintain interest rate sensitivity at a low level.

The Company utilizes an electronically-based financial modeling system that measures earnings at risk. After supplying the system with an interest rate scenario and a set of projections, the ALCO and Board of Directors receive a standard reporting package showing the current and future impact of changes in interest rates, strategies and tactics and tracking information against budgets, other forecasts and actual performance. The latest analysis at December 31, 2006, showed the impact on earnings in both a falling and rising rate scenario compared to current earnings. A rising rate scenario of 200 basis points was determined to be the worst case scenario, as the analysis indicated that Bank earnings would fall 1.7% in the first year and 6.9% in the second year in such a scenario. The impact on earnings is within the Company’s internal policy of 10%, but has increased since the previous review. This prompted management to increase the risk level to moderate. The ALCO will continue to monitor this change on a quarterly basis and report to the Board the impact that a volatile interest rate environment and changes in rate have on income. If rates decreased 200 basis points, Bank earnings would decline in the first year by .3% and improve in the second year by 1.4% compared to current levels of income.

The Company also models Economic Value of Equity (EVE) as an asset/liability management tool to measure market risk. At least annually, an EVE analysis is performed to determine the effect of the Bank’s franchise value under different rate scenarios. This value is calculated by subtracting the net present value of the Bank’s liabilities from the net present value of its assets. The difference is referred to as “net portfolio value,” with the value calculated under each rate scenario measured as a percentage change to the base portfolio value. The latest analysis at December 31, 2006, showed that in a rising rate scenario, as rates moved up by 200 basis points, the Bank’s net portfolio value would decline by 5.37% and as rates fell by 200 basis points, net portfolio value would decline by 7.22%. The committee as reported to the Board of Directors agreed that this was well within acceptable limits and places the Company in a minimal risk position according to the Office of Thrift Supervision designation.

Item 8. Financial Statements and Supplementary Data.

BRITTON & KOONTZ CAPITAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Britton & Koontz Capital Corporation and Subsidiaries

We have audited the accompanying Consolidated Balance Sheets of Britton & Koontz Capital Corporation and Subsidiaries as of December 31, 2006 and 2005, and the related Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Britton & Koontz Capital Corporation and Subsidiaries as of Decem- ber 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hannis T. Bourgeois, LLP
Baton Rouge, Louisiana
February 23, 2007

BRITTON& KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005

ASSETS:
Cash and Due from Banks:
Non-interest bearing	$6,254,364	$8,553,139
Interest bearing	317,799	1,272,320

Total Cash and Due from Banks	6,572,163	9,825,459

Federal funds sold	304,569	401,138
Investment Securities:
Held-to-maturity (market value, in 2006 and 2005, of $39,525,495 and $39,015,853, respectively)	38,610,920	37,994,043
Available-for-sale (amortized cost, in 2006 and 2005, of $65,580,510 and $79,902,610, respectively)	64,419,428	78,287,012
Equity securities	4,339,700	5,501,700
Loans, less unearned income of $122 in 2006 and $794 in 2005, and allowance for loan losses of $2,344,434 in 2006 and $2,377,840 in 2005	241,190,049	242,534,011
Loans held-for-sale	54,810	171,200
Bank premises and equipment, net	7,719,278	8,046,668
Other real estate, net	1,256,611	1,470,584
Accrued interest receivable	2,437,387	2,258,225
Cash surrender value of life insurance	973,212	936,378
Core deposits, net	773,275	880,890
Other assets	666,839	952,721

TOTAL ASSETS	$369,318,241	$389,260,029

The accompanying notes are an integral part of these financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

	2006	2005

LIABILITIES:
Deposits:
Non-interest bearing	$50,345,279	$51,466,230
Interest bearing	203,411,996	205,910,680
Total Deposits	253,757,275	257,376,910

Securities sold under repurchase agreements	8,149,016	8,032,721
Federal Home Loan Bank advances	65,667,972	84,196,067
Junior subordinated debentures	5,155,000	5,155,000
Accrued interest payable	1,786,288	1,438,836
Advances from borrowers for taxes and insurance	401,678	437,222
Accrued taxes and other liabilities	804,124	1,363,115
Total Liabilities	335,721,353	357,999,871

STOCKHOLDERS' EQUITY:
Common stock, $2.50 par value per share; 12,000,000 shares authorized; 2,132,466 and 2,130,816 issued and 2,117,966 and 2,116,316 outstanding, for December 31, 2006 and December 31, 2005, respectively.	5,331,165	5,327,040
Additional paid-in capital	7,295,235	7,254,113
Retained earnings	22,003,063	19,949,100
Accumulated other comprehensive income	(775,200)	(1,012,720)
	33,854,263	31,517,533
Less: Treasury stock, 14,500 shares, at cost	(257,375)	(257,375)
Total Stockholders' Equity	33,596,888	31,260,158

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$369,318,241	$389,260,029

BRITTON& KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

INTEREST INCOME:
Interest and fees on loans	$18,443,069	$16,101,335	$14,030,704
Interest on investment securities:
Taxable interest income	3,593,781	4,256,926	4,107,372
Exempt from federal income taxes	1,641,361	1,634,084	1,633,638
Other interest income	29,672	7,876	2,598

Total Interest Income	23,707,883	22,000,221	19,774,312

INTEREST EXPENSE:
Interest on deposits	6,468,890	4,285,526	3,337,903
Interest on Federal Home Loan Bank advances	2,915,388	3,422,399	2,667,895
Interest on federal funds purchased	-	190,594	77,662
Interest on trust preferred securities	417,930	327,120	235,195
Interest on securities sold under repurchase agreements	403,863	219,422	146,633

Total Interest Expense	10,206,071	8,445,061	6,465,288

NET INTEREST INCOME	13,501,812	13,555,160	13,309,024

PROVISION FOR LOAN LOSSES	475,000	300,000	390,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,026,812	13,255,160	12,919,024

OTHER INCOME:
Service charges on deposit accounts	1,430,164	1,388,327	1,350,548
Income from fiduciary activities	38,202	41,038	43,547
Income from investment activities	179,457	201,890	210,523
Net gain on sales of loans	313,327	359,821	331,593
Net gain (loss) on sale of securities	(30,481)	-	-
Net gain (loss) on sales of premises and equipment	-	(36,612)	175,091
Other	531,124	463,151	566,484

Total Other Income	2,461,793	2,417,615	2,677,786
Income before Other Expenses	15,488,605	15,672,775	15,596,810

	2006	2005	2004

OTHER EXPENSES:
Salaries	5,003,831	5,863,029	6,060,543
Employee benefits	747,685	872,998	870,638
Director fees	198,012	208,087	203,348
Net occupancy expense	977,511	912,357	927,430
Equipment expense	1,102,240	1,109,984	979,139
Other real estate, net	76,365	71,895	218,510
FDIC assessment	32,526	31,160	34,358
Advertising	207,834	198,233	259,284
Stationery and supplies	188,057	182,497	233,379
Amortization	107,616	107,616	107,616
Audit expense	186,485	192,996	165,074
Other	1,887,878	1,879,189	1,913,037

Total Other Expenses	10,716,040	11,630,041	11,972,356

INCOME BEFORE INCOME TAX EXPENSE	4,772,565	4,042,734	3,624,454

INCOME TAX EXPENSE	1,193,982	815,094	780,245

NET INCOME	$3,578,583	$3,227,640	$2,844,209

PER SHARE DATA:
Basic earnings per share	$1.69	$1.53	$1.35

Basic weighted shares outstanding	2,117,529	2,116,316	2,114,649

Diluted earnings per share	$1.69	$1.52	$1.34

Diluted weighted shares outstanding	2,121,846	2,120,951	2,118,181

Cash dividends per share	$0.72	$0.69	$0.64

The accompanying notes are an integral part of these financial statements.

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income	Stock	Total
BALANCE, December 31,2003	2,113,087	$5,318,968	$7,225,408	$16,690,918	$1,218,680	$(257,375)	$30,196,599
Comprehensive Income:
Net Income	-	-	-	2,844,209	-	-	2,844,209
Other Comprehensive Income:
Change in fair value of
available for sale securities,
net of taxes of $128,353	-	-	-	-	(469,749)	-	(469,749)
Change in fair value of
derivatives, net of taxes of
$61,073	-	-	-	-	(102,659)	-	(102,659)
Total Comprehensive Income	-	-	-	-	-	-	2,271,801
Cash dividends ($0.64 per share)	-	-	-	(1,353,409)	-	-	(1,353,409)
Issuance of common stock	3,229	8,072	28,705	-	-	-	36,777
BALANCE, December 31, 2004	2,116,316	5,327,040	7,254,113	18,181,718	646,272	(257,375)	31,151,768
Comprehensive Income:
Net Income	-	-	-	3,227,640	-	-	3,227,640
Other Comprehensive Income
Change in fair value of
available for sale securities,
net of taxes of $ 930,312	-	-	-	-	(1,563,823)	-	(1,563,823)
Change in fair value of
derivatives, net of taxes of
$56,615	-	-	-	-	(95,169)	-	(95,169)
Total Comprehensive Income	-	-	-	-	-	-	1,568,648
Cash dividends ($0.69 per share)	-	-	-	(1,460,258)	-	-	(1,460,258)
BALANCE, December 31, 2005	2,116,316	5,327,040	7,254,113	19,949,100	(1,012,720)	(257,375)	31,260,158
Comprehensive Income:
Net Income	-	-	-	3,578,583	-	-	3,578,583
Other Comprehensive Income:
Change in fair value of
available for sale securities,
net of taxes of $169,535,
net of reclassification
adjustment of $1,875	-	-	-	-	284,982	-	284,982
Change in fair value of
derivatives, net of taxes of
$28,235, net of reclassification
adjustment of $28,605	-	-	-	-	(47,462)	-	(47,462)
Total Comprehensive Income	-	-	-	-	-	-	3,816,103
Cash dividends ($0.72 per share)	-	-	-	(1,524,619)	-	-	(1,524,619)
Issuance of common stock	1,650	4,125	41,122	-	-	-	45,247
BALANCE, December 31, 2006	2,117,966	$5,331,165	$7,295,235	$22,003,063	$(775,200)	$(257,375)	$33,596,888

The accompanying notes are an integral part of these financial statements.

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,578,583	$3,227,640	$2,844,209
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred taxes	(114,945)	(264,520)	104,018
Provision for loan losses	475,000	300,000	390,000
Provision for depreciation	798,221	824,447	727,564
Write-down of other real estate	22,178	34,255	126,000
(Gain) on sale of loans	(313,327)	(359,821)	(331,593)
(Gain) Loss on sale of other repossessed assets	-	1,500	(193)
(Gain) Loss on sale of premises and equipment	-	36,612	(175,091)
(Gain) Loss on sale of securities	30,480	-	-
(Gain) Loss on sale of other real estate	(11,032)	(3,161)	42,970
Stock dividends received	(192,200)	(181,600)	(85,100)
Net amortization (accretion) of securities	139,519	307,126	590,506
Amortization of acquisition premium	107,616	107,616	107,616
Net change in:
Loans held for sale	116,390	1,517,138	1,413,668
Accrued interest receivable	(179,162)	(131,146)	(31,417)
Cash surrender value of life insurance	(36,834)	7,103	(38,391)
Other assets	198,704	(169)	320,689
Accrued interest payable	347,452	453,977	154,361
Accrued taxes and other liabilities	(558,993)	559,562	352,977

Net Cash Provided by Operating Activities	4,407,650	6,436,559	6,512,793

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in federal funds sold	96,570	(292,107)	(67,670)
Proceeds from principal paydowns and maturities
of investment securities held-to-maturity	1,149,236	1,759,528	2,813,609
Proceeds from principal paydowns and maturities of
investment securities available-for-sale	19,446,947	24,938,759	25,139,010
Proceeds from redemption of Federal Home Loan
Bank stock	1,354,200	603,000	-
Purchases of investment securities held-to-maturity	(1,774,002)	-	(473,892)
Purchases of investment securities available-for-sale	(5,286,957)	(14,029,560)	(24,465,532)
Purchase of other equity securities	-	(371,500)	(129,700)
Net (increase)/decrease in loans	1,013,155	(26,509,385)	(13,171,667)
Proceeds from sales of other repossessed assets	22,626	30,565	-
Proceeds from sale of other real estate	334,461	890,709	1,260,075
Purchases of premises and equipment	(470,831)	(641,972)	(1,444,730)
Proceeds from sales of premises and equipment	-	-	775,000

Net Cash Provided by/ (Used in) Investing Activities	15,885,405	(13,621,963)	(9,765,497)

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in customer deposits	(4,961,586)	33,069,981	(9,220,853)
Net increase (decrease) in brokered deposits	1,341,951	(1,981,000)	2,575,000
Net increase (decrease) in federal funds purchased	-	(6,435,000)	1,885,000
Net increase (decrease) in Federal Home Loan Bank
advances	(18,528,095)	(12,726,804)	9,347,110
Net increase (decrease) in securities sold under
repurchase agreements	116,295	(70,660)	(1,831,919)
Increase (decrease) in advances from borrowers
for taxes and insurance	(35,544)	37,779	32,068
Cash dividends paid	(1,524,619)	(1,460,258)	(1,353,409)
Cash received from stock options exercised	45,247	-	36,777

Net Cash Provided by/(Used in) Financing Activities	(23,546,351)	10,434,038	1,469,774

NET INCREASE/(DECREASE) IN CASH AND DUE
FROM BANKS	(3,253,296)	3,248,634	(1,782,930)

CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	9,825,459	6,576,825	8,359,755

CASH AND DUE FROM BANKS AT END OF YEAR	$6,572,163	$9,825,459	$6,576,825

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash payments for:
Income taxes	$1,623,914	$579,504	$644,624

Interest on deposits and borrowings	$9,858,619	$7,991,084	$6,310,927

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Transfers to other real estate/other repossessed assets	$169,134	$1,072,050	$1,008,255

Change in unrealized (gains) losses on
securities available-for-sale	$454,517	$(2,494,135)	$(598,102)

Change in the deferred tax effect in unrealized
gains (losses) on securities available-for-sale	$169,535	$(930,312)	$(128,353)

Change in unrealized gains on derivatives	$(75,697)	$(151,784)	$(163,732)

Change in the deferred tax effect in
unrealized gains on derivatives	$(28,235)	$(56,615)	$(61,073)

The accompanying notes are an integral part of these financial statements.

NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

    The consolidated financial statements include the accounts of Britton & Koontz Capital Corporation (the Company) and its wholly owned subsidiaries, Britton & Koontz Bank, National Association (the Bank) and B & K Title Insurance Agency, Inc. (the Agency). All material inter-company profits, balances and transactions have been eliminated.

Nature of Operations

      The Bank operates under a national bank charter and provides full banking services, including trust services. The primary area served by the Bank is the southwest region of Mississippi and East Baton Rouge Parish in Louisiana. Services are provided at three locations in Natchez, Mississippi, two locations in Vicksburg, Mississippi, and one location in Baton Rouge, Louisiana. The Agency operations were discontinued during 2006.

Use of Estimates

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

    Realized gains and losses on dispositions of investment securities are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Unrealized gains and losses on investment securities available-for-sale are based on the difference between book value and fair value of each security. These unrealized gains and losses are reported as a component of comprehensive income in stockholders' equity, net of the related deferred tax effect. The Bank does not engage in trading account activities.

Loans

    Loans are stated at the amount of principal outstanding, reduced by unearned income and an allowance for loan losses. Unearned income on certain installment loans is recognized as income over the terms of the loans by a method which approximates the interest method. Interest on other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loans are ordinarily placed on non-accrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more; however, management may elect to continue the accrual when the estimated net realizable value of collateral is sufficient to cover the principal balance and the accrued interest. Any unpaid interest previously accrued on non-accrual loans is reversed from income. Interest income, generally, is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other non-accrual loans is recognized only to the extent of interest payments received.

    Securitized loans are transferred to a long-term investment category at the lower of cost or market value on the transfer date. Any material difference between the carrying amount of the loans and their outstanding principal balance is recognized as an adjustment to the yield by the interest method.

Loans Held-for-Sale

    Loans held-for-sale primarily range from ten, fifteen and thirty-year fixed-rate, one-to-four family real estate loans which are valued at the lower of cost or market, as determined by outstanding commitments from investors or current investor yield requirements, calculated on an individual basis. These loans are originated with the intent of selling them on the secondary market.

NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Unrealized losses on loans held-for-sale are charged against income in the period of decline. Such declines are recorded in a valuation allowance account and deducted from the cost basis of the loans. Gains on loans held-for-sale are recognized when realized.

Allowance for Loan Losses

    The allowance is an amount that management believes will be adequate to absorb probable losses inherent in the loan portfolio as of the balance sheet date based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Credits deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are adjusted to the allowance. Past due status is determined based on contractual terms.

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

Compensated Absences

    Employees of the Bank are entitled to paid vacation, emergency and sick days off, depending on length of service in the banking industry. Vacation, emergency and sick days are granted on an annual basis to eligible employees. Unused vacation and emergency days expire on December 31 of each year. Unused sick days expire on each employee's employment anniversary date each year.

NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    The estimated amount of compensation for future absences is deemed immaterial to the consolidated financial statements; accordingly, no liability has been recorded in the accompanying financial statements. The Bank's policy is to recognize the cost of compensated absences when actually paid to employees.

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

    Deferred taxes are determined utilizing a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

	2006	2005	2004
Basic weighted average shares outstanding	2,117,529	2,116,316	2,114,649
Dilutive effect of stock options	4,317	4,635	3,532

Dilutive weighted average shares outstanding	2,121,846	2,120,951	2,118,181
Net income	$3,578,583	$3,227,640	$2,844,209
Net income per share-basic	$1.69	$1.53	$1.35
Net income per share-dilutive	$1.69	$1.52	$1.34

NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    The Company has granted options to purchase various amounts of the Company’s common stock at various prices ranging from $14.50 to $19.94 per share. Those options whose exercise price exceeded the average market price of the common shares are not included in the options adjustment for diluted earnings per share.

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

Advertising Costs

    Advertising and marketing costs are recorded as expenses in the year in which they are incurred. Advertising and marketing costs charged to operations during 2006, 2005 and 2004 were $207,834, $198,233 and $259,284, respectively.

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

Core Deposits

    During 1999, the Company acquired certain assets and liabilities of three Union Planters, N.A. branches in Natchez and Vicksburg, Mississippi, which were accounted for as a purchase. The Bank paid a premium for the depositor relationship of $1,614,210. This premium is included in other assets and is being amortized over 15 years, which is the estimated life of the customer base.

NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation Plans

    Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation”, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby com-pensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also permitted an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Prior to 2006, the Company applied the accounting methodology in Opinion No. 25 with respect to outstanding stock options. Note J below provides pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied prior to 2006.

    In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). This statement is a revision to SFAS No. 123 and supersedes APB Opinion No. 25. This statement eliminated the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was allowed under SFAS No. 123 as originally issued. As a result, a public entity is required to measure the cost of employee services received in exchange for an award of equity based instruments based on the grant-date fair value of the award and to recognize the cost over the period during which an employee is required to provide service in exchange for the award. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) which expressed the views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and the valuation of share based payment arrangements for public companies. SAB 107 provided that the effective date for implementation of SFAS 123(R) was the first fiscal year beginning on or after June 15, 2005. The Company applied the principals set forth in SFAS 123(R) for the 2006 fiscal year. Note J below sets forth information regarding the Company’s application of SFAS 123(R) with respect to stock options outstanding in 2006.

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

Recent Accounting Pronouncements

    In November of 2005, the FASB issued combined FASB Staff Positions (FSP) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and addresses disclosure requirements about unrealized losses that have not been recognized as other-than-temporary impairments. This pronouncement is effective for reporting periods beginning after December 15, 2005. The disclosure requirements of this pronouncement are included in these financial statements as of December 31, 2006.

    In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This statement replaced SFAS No. 123, “Accounting for Stock-Based Compensation.” Information about the more significant provisions of SFAS No. 123R, including effective dates, is presented in the earlier section on “Stock Compensation Plans.”

NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Reclassifications

    Certain reclassifications have been made to the 2005 and 2004 consolidated financial statements in order to conform to the classifications adopted for reporting in 2006.

NOTE B. INVESTMENT SECURITIES

    The amortized cost and approximate market value of investment securities classified as held-to-maturity at December 31, 2006, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of State and
Political Subdivisions	$36,175,580	$1,008,011	$(76,999)	$37,106,592

Mortgage-Backed Securities	2,435,340	2,005	(18,442)	2,418,903
	$38,610,920	$1,010,016	$(95,441)	$39,525,495

    The amortized cost and approximate market value of investment securities classified as available-for-sale at December 31, 2006, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage-Backed Securities	$59,083,551	$35,224	$(1,138,712)	$57,980,063
Agency Obligations	6,496,959	-	(57,594)	6,439,365
	$65,580,510	$35,224	$(1,196,306)	$64,419,428

   The amortized cost and approximate market value of investment securities classified as held-to-maturity at December 31, 2005, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Obligations of State and
Political Subdivisions	$34,904,765	$1,125,045	$(81,676)	$35,948,134
Mortgage-Backed Securities	3,089,278	8,139	(29,698) (29,698)	3,067,719
	$37,994,043	$1,133,184	$(111,374)	$39,015,853

NOTE B. INVESTMENT SECURITIES (Continued)

    The amortized cost and approximate market value of investment securities classified as available-for-sale at December 31, 2005, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage-Backed Securities	$73,407,065	$170,203	$(1,692,906)	$71,884,362
Agency Obligations	6,495,545	-	(92,895)	6,402,650
	$79,902,610	$170,203	$(1,785,801)	$78,287,012

    The aggregate fair values and aggregate unrealized losses on securities whose fair values were below book values as of December 31, 2006, are summarized below. Due to the nature of the investment and current market prices, these unrealized losses are considered a temporary impairment of the securities. As of December 31, 2006, there were six securities included in held-to-maturity and twenty nine securities included in available-for-sale.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Held-to-Maturity:
Obligations of
State and Political
Subdivisions (5)	$1,433,200	$(30,881)	$955,936	$(46,118)	$2,389,136	$(76,999)
Mortgaged-backed
Securities (1)	-	-	1,744,972	(18,442)	1,744,972	(18,442)
	$1,433,200	$(30,881)	$2,700,908	$(64,560)	$4,134,108	$(95,441)

Available for Sale:
Mortgaged-backed
Securities (26)	$1,756,255	$(18,286)	$50,035,263	$(1,120,425)	$51,791,518	$(1,138,711)
Agency Obligations (3)	-	-	6,439,365	(57,594)	6,439,365	(57,594)
	$1,756,255	$(18,286)	$56,474,628	$(1,178,019)	$58,230,883	$(1,196,305)

NOTE B. INVESTMENT SECURITIES (Continued)

    The aggregate fair values and aggregate unrealized losses on securities whose fair values were below book values as of December 31, 2005, are summarized below. Due to the nature of the investment and current market prices, these unrealized losses are considered a temporary impairment of the securities. As of December 31, 2005, there were eight securities included in held-to-maturity and thirty six securities included in available-for-sale.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Held-to-Maturity:
Obligations of
State and Political
Subdivisions (7)	$802,424	$(15,240)	$935,988	$(66,435)	$1,738,412	$(81,675)
Mortgaged-backed
Securities (1)	2,180,195	(29,698)	-	-	2,180,195	(29,698)
	$2,982,619	$(44,938)	$935,988	$(66,435)	$3,918,607	$(111,373)

Available for Sale:
Agency Obligations (3)	$6,402,650	$(92,895)	$-	$-	$6,402,650	$(92,895)
Mortgaged-backed
Securities (33)	46,386,361	(982,002)	18,643,555	(710,904)	65,029,916	(1,692,906)
	$52,789,011	$(1,074,897)	$18,643,555	$(710,904)	$71,432,566	$(1,785,801)

    The unrealized losses in the Company's investment portfolio, caused by interest rate increases, are not credit issues and are deemed to be tempoary.  Cash flows from the mortgage-backed securities are guaranteed by the full faith and credit of the United States or by an agency of the United States government.  The Company also has the ability and intent to hold these securities until maturity and thus is not required to record any loss on the securities.

    Equity securities at December 31, 2006 and 2005, include the following: Federal Home Loan Bank stock of $3,515,200 and $4,677,200 for 2006 and 2005, respectively; Federal Reserve Bank stock of $521,700 for 2006 and 2005; First National Bankers Bank stock in the amount of $47,800 for 2006 and 2005; a $100,000 investment in ECD Investments, LLC for both years; and a $155,000 investment in B&K Statutory Trust for both years. Redemptions of stock in the Federal Home Loan Bank during 2006 and 2005 were $1,354,200 and $603,000, respectively. The Federal Home Loan Bank, Federal Reserve Bank and First National Bankers Bank stocks are considered restricted stock as only banks, which are members of these organizations, may acquire or redeem them. The stock is redeemable at its face value; therefore, there are no gross unrealized gains or losses associated with these investments.

NOTE B. INVESTMENT SECURITIES (Continued)

    The Company invested $1 million during 1998 and $250,000 during 2001 in Sumx, Inc. (“Sumx”), a Mississippi corporation established to provide electronic banking solutions for the financial industry. During the second quarter of 2002, the Company’s $1,250,000 investment in, and advances in the amount of approximately $711 thousand to Sumx were written off and reflected in other expense/income due to the uncertainty regarding Sumx’s future prospects. On December 31, 2004, the Company divested itself of its equity interest in Sumx by selling its shares in Sumx to Sumx for $20,000. In connection with this sale, the Company and Sumx entered into a 5 year non-exclusive license to use the Sumx Internet banking software at no charge. The Company agreed to cancel and forgive all indebtedness, obligations and encumbrances of any kind to Sumx. During 2006, the Company decided to discontinue using this software and began using the Phoenix internet banking software provided by Harland Financial, its core accounting processor.

    Investment securities carried at approximately $56,217,000 (approximate market value $56,600,000) at December 31, 2006, and approximately $52,781,000 (approximate market value $53,404,000) at December 31, 2005, were pledged to collateralize public deposits and for other purposes as required or permitted by law or agreement.

    The amortized cost and approximate market value of investment debt securities at December 31, 2006, by contractual maturity (including mortgage-backed securities), are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities held-to-maturity
	Weighted
	Average	Amortized	Market
	Yield	Cost	Value

Due in One Year or Less	5.694%	$502,693	$505,643
Due After One Year through Five Years	6.683%	2,669,288	2,730,952
Due After Five Years through Ten Years	6.709%	20,195,912	20,697,533
Due After Ten Years	6.802%	15,243,027	15,591,367

	6.734%	$38,610,920	$39,525,495

	Securities available-for-sale
	Weighted
	Average	Amortized	Market
	Yield	Cost	Value

Due in One Year or Less	3.972%	$5,491,106	$5,449,400
Due After One Year through Five Years	4.020%	3,179,457	3,133,185
Due After Five Years through Ten Years	4.310%	35,833,552	35,002,585
Due After Ten Years	4.943%	21,076,395	20,834,258

	4.472%	$65,580,510	$64,419,428

NOTE C. LOANS

    The Bank’s loan portfolio (rounded to the nearest thousand) at December 31, 2006 and 2005, consists of the following:

	2006	2005

Commercial, Financial and Agricultural	$28,385,000	$32,868,000
Real Estate-Construction	44,592,000	30,069,000
Real Estate-Mortgage	159,729,000	169,363,000
Installment	10,680,000	12,478,000
Overdrafts	203,000	306,000

Total loans	$243,589,000	$245,084,000

    Loans on which accrual of interest has been discontinued or reduced were approximately $1,193,000 and $1,059,000 at December 31, 2006, and 2005, respectively. If interest on such loans had been accrued, the income would have approximated $31,000 in 2006, $24,000 in 2005, and $38,000 in 2004. At December 31, 2006 and 2005, the recorded investment in loans that were considered to be impaired was approximately $1,192,901 and $1,058,750, respectively, substantially all of which were on a non-accrual basis. The related allowance amount on impaired loans at December 31, 2006, was approximately $388 thousand compared to $247 thousand at December 31, 2005. Loans which are contractually 90 days or more past due as of December 31, 2006 and 2005, were approximately $232,292 and $201,301, respectively.

    In the ordinary course of business, the Bank makes loans to its executive officers, principal stockholders, directors and to companies in which these borrowers are principal owners. Loans outstanding to such borrowers (including companies in which they are principal owners) amounted to $3,255,659 and $2,807,745 at December 31, 2006 and 2005, respectively. These loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features.

    The aggregate amount of loans to such related parties for 2006 and 2005 is as follows:

	2006	2005
Balance at January 1	$2,807,745	$2,391,668
New Loans	1,732,202	1,812,367
Repayments	(1,284,288)	(1,396,290)
Balance at December 31	$3,255,659	$2,807,745

NOTE D. ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses is as follows:

	2006	2005	2004
Balance at January 1	$2,377,840	$2,236,778	$2,070,162
Credits charged off:
Real Estate - Mortgage	(7,501)	(149,502)	(113,888)
Commercial, Financial and Agricultural	(570,717)	(53,960)	(107,208)
Installment Loans	(64,488)	(47,187)	(46,738)
Total Charge-Offs	(642,706)	(250,649)	(267,834)
Recoveries:
Real Estate - Mortgage	77,198	35,225	4,256
Commercial, Financial and Agricultural	25,991	22,520	23,032
Installment Loans	31,111	33,966	17,162
Total Recoveries	134,300	91,711	44,450
Net Credits Charged Off	(508,406)	(158,938)	(223,384)
Provision for Loan Losses	475,000	300,000	390,000
Balance at December 31	$2,344,434	$2,377,840	$2,236,778

NOTE E. LOAN SERVICING

    Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were approximately $12,830,831, $11,274,712 and $9,740,772 in 2006, 2005 and 2004, respectively.

NOTE F. BANK PREMISES AND EQUIPMENT

    A summary of Bank premises and equipment is as follows:

	2006	2005
Buildings and Improvements	$7,327,873	$7,292,935
Furniture and Equipment	5,227,504	4,783,170
	12,555,377	12,076,105
Less: Accumulated Depreciation	(5,950,652)	(5,152,431)
Land	1,114,553	1,122,994
Bank Premises and Equipment, Net	$7,719,278	$8,046,668

    The provision for depreciation charged to operating expenses was $798,221, $824,447 and $727,564 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE G. TRUST DEPARTMENT ASSETS

    Property (other than cash deposits) held by the Bank in fiduciary or agency capacities for its customers is not included in the accompanying consolidated balance sheets as such items are not assets of the Bank. Trust fees are reported on the cash basis. The difference between cash basis and the accrual basis is immaterial.

    The Company has entered into a Trust Services Agreement with National Independent Trust Company, a national banking association, d/b/a Argent Trust Company, headquartered in Ruston, Louisiana. Effective January 1, 2007, Argent Trust Company assumed all responsibilities associated with trust services, having been duly appointed successor trustee for all trust accounts. Argent Trust Company shall perform certain fiduciary services for customers transferred from and referred by Britton & Koontz Bank, N.A. to Argent Trust Company. In return Britton & Koontz Bank, N.A. shall receive a specified percentage of fee income paid to Argent Trust Company by those customers

NOTE H. DEPOSITS

    Deposits at December 31, 2006 and 2005, consisted of the following:

	2006	2005
Non-Interest Bearing Demand Deposits	$50,345,279	$51,466,230
NOW Accounts	24,555,009	23,016,487
Money Market Deposit Accounts	37,101,457	36,516,395
Savings Accounts	18,082,839	23,032,910
Certificates of Deposit	123,672,691	123,344,888
	$253,757,275	$257,376,910

    Maturities of certificates of deposit of $100,000 or more outstanding at December 31, 2006 and 2005, are summarized as follows:

	2006	2005
Time Remaining Until Maturity:
Three Months or Less	$11,261,017	$10,061,668
Over Three Through Six Months	15,290,171	11,198,948
Over Six Through Twelve Months	26,185,733	21,735,701
Over Twelve Months	9,647,050	15,523,648
	$62,383,971	$58,519,965

NOTE H. DEPOSITS (Continued)

    The approximate scheduled maturities of certificates of deposits for each of the next five years are:

2007	$106,230,771
2008	11,242,316
2009	4,877,830
2010	921,634
2011	400,140
$123,672,691

    Interest expense on certificates of deposit greater than $100,000 was approximately $2,486,000, $1,647,000 and $1,211,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

    The public fund deposits were $31,160,342 and $29,041,518 at December 31, 2006 and 2005, respectively.

NOTE I. BORROWINGS

Federal Home Loan Bank Advances:

    During 2006 and 2005, the Bank received advances from and remitted payments to the Federal Home Loan Bank.  These advances are collateralized by a portion of the Bank's one-to-four family residential mortgage portfolio, certain secured commercial loans and certain investment securities in accordance with the Advance Security and Collateral Agreement with the Federal Home Loan Bank.  The following provides information regarding outstanding Federal Home Loan Bank advances:

Advances outstanding at December 31, 2006, consist of:

   Two fixed-rate term loans totaling $6,000,000 with interest rates of 3.619% and 3.762%, respectively. The maturities on these loans are May 30, 2007 and November 30, 2007, respectively.

       Five amortizable fixed-rate loans totaling $9,607,972 with interest rates ranging from 2.377% to 4.177%. The maturities on these loans range from January 2, 2007, to June 1, 2009.

      Three variable-rate loans, tied to 3 month Libor, totaling $30,000,000 with interest rates, including margins and adjusting quarterly, ranging from 4.37% to 5.564% and caps established at the strike price of 4.00%, 4.50% and 5.50%. The maturities on these loans range from October 18, 2007, to August 15, 2008.

      One overnight advance in the amount of $20,060,000 with an interest rate of 5.44%.

Advances outstanding at December 31, 2005, consist of:

  Ten fixed-rate term loans ranging from $2,000,000 to $6,000,000, totaling $31,000,000 with interest rates ranging from 2.060% to 5.157%. The maturities on these loans range from May 12, 2006 to November 30, 2007.

NOTE I. BORROWINGS (Continued)

    Five amortizable fixed-rate loans totaling $16,886,067 with interest rates ranging from 2.377% to 4.177%. The maturities on these loans range from January 2, 2007, to June 1, 2009.

    Two variable-rate loans, tied to 3 month Libor, totaling $25,000,000 with interest rates, adjusting quarterly, of 4.37% and 4.524%, respectively, and caps established at the strike price of 4.00% and 4.50%, respectively. The maturities on these loans are October 18, 2007 and February 4, 2008, respectively.

    One overnight advance in the amount of $11,310,000 with an interest rate of 4.35%.

    Annual maturities for the next three years as of December 31, 2006 are as follows:

2007	$31,243,868
2008	30,487,211
2009	3,936,893
$65,667,972

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

NOTE J. EMPLOYEE BENEFIT PLANS

    The Bank has an employee stock ownership plan which is designed to invest primarily in employer stock. Essentially, all employees of the Bank with one year of service and who are at least 21 years old are covered under this plan, and are fully vested in their benefits after seven years of service. Employer contributions are determined by the Board of Directors each year and are allocated among participants on the basis of their total annual compensation. Dividends on the Company stock owned by the plan are recorded as a reduction of retained earnings. Operating expenses include contributions to the plan of $0, $0 and $96,960 in 2006, 2005 and 2004, respectively. This plan owned 89,733 and 158,630 allocated shares of Britton & Koontz Capital Corporation stock, as of December 31, 2006 and 2005.

    The overall cost to the plan for the years ended December 31, 2006, 2005 and 2004, was $8.00, $7.73 and $6.58 per share, respectively.

    Employees age 21 and older are eligible to participate in a 401(k) plan established by the Bank. Under this plan, employees may contribute a percentage of their salaries subject to certain limits based on federal tax laws. These contributions are immediately vested. Employer matching contributions are 100% vested after six years. Employer profit sharing contributions are 100% vested after seven years.

NOTE J. EMPLOYEE BENEFIT PLANS (Continued)

    Employer contributions to the plan are made at the discretion of the Board of Directors and aggregated $123,816, $114,077 and $73,040 for the years ended December 31, 2006, 2005 and 2004, respectively.

    The Company maintains a long-term incentive plan in which all employees of the Company and its subsidiaries are eligible to participate. Under the terms of the plan, however, no grants or awards can be made after May 16, 2006. Thus, no grants or awards have been made since that date. The plan will remain in effect until all grants and awards under the plan have been satisfied by the issuance of common stock or forfeited or have expired and all restrictions imposed on shares of common stock issued under the plan have lapsed. The plan is administered by a Committee of at least two non-employee directors appointed by the full Board of Directors. From the adoption of the plan until May 16, 2006, the Company granted options to purchase a total of 102,124 shares. Unless earlier forfeited, options expire ten years from the date of grant. Options to acquire 19,604 shares were exercisable as of December 31, 2006. The summary of stock option activity is shown below:

			Weighted
	Options		Average
	Outstanding		Exercise Price
December 31, 2003 Options granted Options exercised Options forfeited	53,229 - (3,229 (15,000	) )	$17.38 - 11.39 19.94
December 31, 2004	35,000		$16.83
Options granted	5,000		18.00
Options exercised	-		-
Options forfeited	(4,480)		14.50
December 31, 2005	35,520		$17.29
Options granted	-		-
Options exercised	(1,650)		14.50
Options forfeited	(5,500)		16.97
December 31, 2006	28,370		$17.51

    The following table summarizes information about stock options outstanding at December 31, 2006:

Exercise Price	Options Outstanding	Remaining Contractual Life
$ 19.94	12,500	0.9 years
$ 14.50	10,870	4.9 years
$ 18.00	5,000	4.0 years

NOTE J. EMPLOYEE BENEFIT PLANS (Continued)

    The Company applied APB Opinion 25 and related Interpretations in accounting for the stock options prior to 2006. Accordingly, no compensation cost was recognized. Had compensation cost for the Company’s stock options been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, the Company’s net income and earnings per share for 2005 and 2004 would have been adjusted to the pro forma amounts indicated below:

	2005	2004

Net Income, as Reported	$3,227,640	$2,844,209
Pro Forma Net Income	$3,215,915	$2,837,413
Basic Earnings Per Share, as Reported	$1.53	$1.35
Pro Forma Basic Earnings Per Share	$1.52	$1.34
Diluted Earnings Per Share, as Reported	$1.52	$1.34
Pro Forma Diluted Earnings Per Share	$1.52	$1.34

    The fair value of each option is estimated on the grant date using the Black-Scholes option pricing model. The following assumptions were made in estimating fair values in 2005. No options were granted in either 2006 or 2004.

Assumption	2005

Dividend yield	3.59%
Risk free rate	4.42%
Expected life	5 years
Expected volatility	27.59%

    SFAS 123R requires measurement for share-based transactions at the fair value of the equity instrument issued. The Company adopted this pronouncement effective as of January 1, 2006. Net income for the year was reduced by $10 thousand after tax due to valuing stock options for the year ended December 31, 2006. The Company has addressed the future application of this pronouncement and does not consider its potential impact to be significant.

    The Bank maintains a salary continuation agreement with its chief executive officer. The agreement is intended to provide equal annual benefits for a period of 15 years following the chief executive’s retirement on or after his attainment of age 65. The amount of the benefits is fixed and is based, in part, upon the anticipated cash value of the company’s individual life insurance policy purchased to fund the agreement. One-half of the chief executive’s retirement benefit vested upon his attainment of age 55; the remaining benefit will fully vest upon his attainment of age 62. In addition to normal retirement benefits, the agreement provides for death, disability and early retirement benefits. The agreement also includes a change of control benefit, which is payable if the chief executive’s employment is terminated, other than for death or disability, during the 36-month period following a sale or acquisition of the Bank. The amount of the benefit is equal to the greater of a fixed dollar amount or the amount accrued under the agreement’s benefit schedule; the benefit is payable in the form of a single sum within 90 days of the chief executive’s termination date. The Bank is also currently paying benefits to a retired executive officer pursuant to a salary continuation agreement the Bank had entered into with such executive officer prior to his retirement. The terms of this salary continuation agreement are substantially the same as described above. The financial statements for the years ended December 31, 2006, 2005 and 2004, respectively; include $33,478 and $42,982 and $24,883 of expense, consisting of monthly accruals determined by the salary continuation vesting schedule and the payment of benefits to the retired executive officer.

NOTE K. LEASES

    The Bank leases one branch office as well as parking space under operating leases which expire in various years through 2014. Rent expense was $103,277, $124,577 and $148,402 in 2006, 2005 and 2004, respectively.

    The future minimum rental commitments for these leases at December 31, 2006, are as follows:

2007	$105,792
2008	105,792
2009	105,792
2010	105,792
2011	105,792
Thereafter	203,136
$732,096

NOTE L. INCOME TAXES

    The provision/(benefit) for income taxes included in the consolidated statements of income is as follows for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Current	$1,308,927	$1,079,614	$676,227
Deferred	(114,945)	(264,520)	104,018

	$1,193,982	$815,094	$780,245

    The provision for federal income taxes differs from that computed by applying the federal statutory rate of 34% in 2006, 2005 and 2004 as indicated in the following analysis:

	2006	2005	2004

Tax Based on Statutory Rate	$1,622,672	$1,374,530	$1,232,314
State Taxes	108,971	98,051	108,211
Effect of Tax-Exempt Income	(565,412)	(565,456)	(569,345)
Other	27,751	(92,031)	9,065

	$1,193,982	$815,094	$780,245

NOTE L. INCOME TAXES (Continued)

    The net deferred tax assets of $9,620 in 2006 and $35,974 in 2005 are included in other assets and net deferred liabilities of $1,024,406 in 2004 is included in accrued taxes and other liabilities. The net deferred tax asset and liabilities consist of the following components at December 31, 2006, 2005 and 2004:

	2006	2005	2004
Deferred Tax Liabilities:
Unrealized gain on available-for-sale securities	$-	$-	$(327,694)
Unrealized gain on derivatives	-	(155)	(56,770)
Depreciation	(978,128)	(992,514)	(1,019,448)
Federal Home Loan Bank dividends	(271,687)	(335,975)	(309,575)
Other	(6,869)	(191,067)	(122,031)
	(1,256,685)	(1,519,711)	(1,835,518)
Deferred Tax Assets:
Unrealized Loss on available-for-sale securities	433,083	602,618	-
Unrealized gain on derivatives	28,080	-	-
Provision for loan losses	584,673	597,133	544,517
Other real estate	19,463	11,190	44,760
Voluntary severance	35,293	171,770	-
Other	165,713	172,974	221,835
	1,266,305	1,555,685	811,112
Net Deferred Tax Asset/(Liability)	$9,620	$35,974	$(1,024,406)

    A summary of the changes in the net deferred tax asset (liability) for the years ended December 31, 2006, 2005 and 2004, is as follows:

	2006	2005	2004
Balance at beginning of year	$35,974	$(1,024,406)	$(1,204,554)
Deferred tax expense, charged to operations	114,945	264,520	(104,018)
Other comprehensive income, charged to
equity	(141,299)	795,860	284,166
Balance at end of year	$9,620	$35,974	$(1,024,406)

NOTE M. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

    At December 31, 2006 and 2005, the Bank had sold various investment securities with an agreement to repurchase these securities at various times within one year. The underlying securities are U.S. Government obligations and obligations of other U.S. Government agencies and corporations. These securities generally remain under the Bank's control and are included in investment securities. These securities have coupon rates ranging from 3.287% to 6.00% and maturity dates ranging from 2012 to 2034. The related liability to repurchase these securities, included in securities sold under repurchase agreements, was $8,149,016 and $8,032,721 at December 31, 2006 and 2005, respectively. The maximum amount of outstanding agreements at any month-end was $15,017,677 and $8,932,200 during 2006 and 2005, respectively. The monthly average amount of outstanding agreements was $9,222,316 and $7,527,541 during 2006 and 2005, respectively. At December 31, 2006, the securities underlying the repurchase agreements had as approximate amortized cost of $15,408,000 and an approximate market value of $15,058,000.

NOTE N. REGULATORY MATTERS

    The primary source of revenue of Britton & Koontz Capital Corporation is dividends from its subsidiary, Britton & Koontz Bank, N.A. Federal banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. Any such distribution is subject to the requirements described in the following paragraphs.

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

    In the event of a complete liquidation of the Bank, each Qualifying Depositor would be entitled to his or her pro rata interest in the Liquidation Account. Such claims would be paid before payment to Britton & Koontz Capital Corporation as the Bank’s sole shareholder. A merger, consolidation, purchase of assets and assumption of deposits and/or other liabilities or similar transaction, with an FDIC-insured institution, would not be a complete liquidation for the purpose of paying the Liquidation Account. In such a transaction, the Liquidation Account would be required to be assumed by the surviving institution.

    The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2006 and 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

    The most recent regulatory notification categorized the Bank as well capitalized under the regulatory capital framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

    The Company’s (consolidated) and the Bank's actual capital amounts and ratios as of December 31, 2006 and 2005, are presented in the following table.

NOTE N. REGULATORY MATTERS (Continued)

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2006
Total Capital (to Risk-
Weighted Assets)
Consolidated	$40,943	15.27%	$21,448	8.00%	N/A	N/A
The Bank	$37,961	14.17%	$21,435	8.00%	$26,794	10.00%
Tier I Capital (to Risk-
Weighted Assets)
Consolidated	$38,599	14.40%	$10,724	4.00%	N/A	N/A
The Bank	$35,617	13.29%	$10,718	4.00%	$16,075	6.00%
Tier I Capital (to Average
Assets)
Consolidated	$38,599	10.45%	$14,776	4.00%	N/A	N/A
The Bank	$35,617	9.57%	$14,891	4.00%	$18,613	5.00%

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2005
Total Capital (to Risk-
Weighted Assets)
Consolidated	$38,770	14.44%	$21,476	8.00%	N/A	N/A
The Bank	$36,423	13.58%	$21,457	8.00%	$26,821	10.00%
Tier I Capital (to Risk-
Weighted Assets)
Consolidated	$36,392	13.55%	$10,741	4.00%	N/A	N/A
The Bank	$34,045	12.70%	$10,723	4.00%	$16,084	6.00%
Tier I Capital (to Average
Assets)
Consolidated	$36,392	9.31%	$15,635	4.00%	N/A	N/A
The Bank	$34,045	8.63%	$15,780	4.00%	$19,725	5.00%

NOTE O. COMMITMENTS AND CONTINGENCIES

    The Bank is a party to financial instruments with off-balance-sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which are not included in the accompanying consolidated financial statements.

    Commitments to extend credit are agreements to lend money with fixed expiration dates or termination clauses. The Bank applies the same credit standards used in the lending process when extending these commitments, and periodically reassesses the customer's creditworthiness through ongoing credit reviews. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral is obtained based on the Bank's assessment of the transaction. At December 31, 2006 and 2005, the Bank’s commitments to extend credit totaled $67,515,609 and $82,642,254, respectively.

    Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk and collateralization policy involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank had total unfunded letters of credit of $2,092,014 and $2,389,797 as of December 31, 2006 and 2005, respectively.

    The Bank is required to maintain average reserves at the Federal Reserve Bank. This requirement approximated $275,000 at December 31, 2006. The Bank is in compliance with this requirement.

    At December 31, 2006, the Bank had committed to sell approximately $55,000 of loans originated near year-end. These loans are classified as loans held-for-sale and are carried at the lower of cost or market. Due to the short period from origination, the cost and market value of these loans are approximately the same.

    The Bank has outstanding lines of credit with several of its correspondent banks available to assist in the management of short-term liquidity. At December 31, 2006, the total available lines of credit were $41,700,000 with an outstanding balance of $ -0- as reflected on the consolidated balance sheet.

    Britton & Koontz Capital Corporation and its wholly owned subsidiaries, the Bank and the Agency, are involved in certain litigation incurred in the normal course of business. In the opinion of management and legal counsel, liabilities arising from such claims, if any, would not have a material effect upon the Company's consolidated financial statements.

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

NOTE Q. DIVIDENDS

    The Bank paid dividends to the Company amounting to $2,500,000 and $2,100,000 for the years 2006 and 2005, respectively.

NOTE R. INTEREST RATE RISK MANAGEMENT

    During 2006, the Bank entered into an off-balance sheet interest rate swap agreement to reduce its interest-rate risk and protect its prime based loans if interest rates were to fall. Under the terms of this agreement, the Bank receives a fixed rate and is obligated to pay a floating rate based on Prime calculated on a contractual notional amount of $10 million at December 31, 2006. The original term is for three years expiring in October 2009. The fixed payment rate was 7.769% during 2006. The average variable-payment rate was 8.25% at December 31, 2006. The collateral at December 31, 2006, is a Federal National Mortgage Corporation investment. The carrying amount of the swap has been adjusted to its fair value at year-end approximating $(75) thousand and is included in other assets. The terms of the swap are assumed to be completely effective, and accordingly, is reported as other comprehensive income.

NOTE S. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on esti-mates using present value or other valuation techniques. Those tech-niques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. FASB Statement No. 107 excludes certain financial instru-ments and all non-financial instruments from its disclosure require-ments. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

NOTE S. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

    Long-Term Borrowings - The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing ratio for similar types of borrowing arrangements.

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

NOTE S. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

    The estimated fair values of the Company's financial instruments, rounded to the nearest thousand, are as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(dollars in Thousands)
Financial Assets:
Cash and due from banks	$6,572	$6,572	$9,825	$9,825
Federal funds sold	305	305	401	401
Investment securities:
Held-to-maturity	38,611	39,525	37,994	39,016
Available-for-sale	64,419	64,419	78,287	78,287
Equity securities	4,340	4,340	5,502	5,502
Cash surrender value of life insurance	973	973	936	936
Loans, net	241,245	239,567	242,705	240,119

Financial Liabilities:
Deposits	253,757	253,135	257,377	256,493
Short-term borrowings	31,244	31,146	36,310	35,955
Long-term borrowings	34,424	34,044	47,886	47,263
Securities sold under
repurchase agreements	8,149	8,131	8,033	8,033
Junior subordinated debentures	5,155	5,155	5,155	5,155

	Face Amount	Fair Value	Face Amount	Fair Value

Other:
Commitments to extend credit	$67,516	$67,516	$82,642	$82,642
Standby letters of credit	2,092	2,092	2,390	2,390
Interest rate swap	(75)	(75)	-	-

NOTE T. CONDENSED FINANCIAL INFORMATION OF
BRITTON & KOONTZ CAPITAL CORPORATION

    The financial information of Britton & Koontz Capital Corporation, parent company only, is as follows:

BALANCE SHEETS

	December 31
	2006	2005
ASSETS:
Cash	$2,778,862	$1,942,459
Investment in subsidiaries	35,914,120	34,199,317
Other assets	95,557	279,971
TOTAL ASSETS	$38,788,539	$36,421,747
LIABILITIES:
Junior subordinated debentures	$5,155,000	$5,155,000
Other liabilities	36,651	6,589
TOTAL LIABILITIES	5,191,651	5,161,589
STOCKHOLDERS’ EQUITY	33,596,888	31,260,158
TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY	$38,788,539	$36,421,747

STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
REVENUE:
Dividends Received:
Britton & Koontz Bank, N.A.	$2,500,000	$2,100,000	$1,700,000
Other income	3,308	18,592	4,671
	2,503,308	2,118,592	1,704,671
EXPENSES	675,339	414,355	310,563
	1,827,969	1,704,237	1,394,108
INCOME TAX EXPENSE (BENEFIT)	(273,332)	(162,090)	(123,354)
	2,101,301	1,866,327	1,517,462
EQUITY IN UNDISTRIBUTED
EARNINGS:
Britton & Koontz Bank, N.A.	1,464,176	1,337,909	1,308,982
B & K Title Insurance Agency, Inc.	13,106	23,404	17,765
NET INCOME	$3,578,583	$3,227,640	$2,844,209

  NOTE T. CONDENSED FINANCIAL INFORMATION OF
BRITTON & KOONTZ CAPITAL CORPORATION (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,578,583	$3,227,640	$2,844,209
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity on undistributed earnings
and losses of affiliates	(1,477,282)	(1,361,313)	(1,326,747)
(Increase) decrease in other assets	184,413	26,006	(53,741)
Increase in other liabilities	30,061	1,693	1,184
Net Cash Provided by Operating Activities	2,315,775	1,894,026	1,464,905
CASH FLOWS FROM INVESTING ACTIVITIES:
Transfer of bank premises to subsidiary	-	-	188,038

Net Cash Provided by (Used in) Investing
Activities	-	-	188,038

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,524,619)	(1,460,258)	(1,353,409)
Cash received from stock options exercised	45,247	-	36,778
Net Cash Provided by (Used in)
Financing Activities	(1,479,372)	(1,460,258)	(1,316,631)

NET INCREASE (DECREASE) IN CASH	836,403	433,768	336,312
CASH AT BEGINNING OF YEAR	1,942,459	1,508,691	1,172,379
CASH AT END OF YEAR	$2,778,862	$1,942,459	$1,508,691

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer of the Company (“CEO”) and the Chief Financial Officer of the Company (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2006. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s SEC reports.

During the fourth quarter of 2006, there were no changes to the Company’s internal control over financial reporting that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The following table sets forth the names and principal occupations of each director and executive officer of the Company.

DIRECTORS	EXECUTIVE OFFICERS

Robert R. Punches	W. Page Ogden
Partner, Gwin, Lewis & Punches, LLP	President & Chief Executive Officer
Chairman, Britton & Koontz Capital Corporation	Britton & Koontz Capital Corporation Britton & Koontz Bank, National Association

R. Andrew Patty II	William M. Salters
Member, Sieberth & Patty, LLC Vice Chairman, Britton & Koontz Capital Corporation	Treasurer, Chief Financial & Accounting Officer Britton & Koontz Capital Corporation
Britton & Koontz Bank, National Association
W. W. Allen, Jr.
President, Allen Petroleum Services, Inc.	Jarrett E. Nicholson
Credit Policy Officer
Craig A. Bradford, D.M.D	Chief Operations Officer
Pediatric Dentist	Britton & Koontz Capital Corporation
Britton & Koontz Bank, National Association
A. J. Ferguson
Petroleum Geologist

George R. Kurz
Principal, Kurz & Hebert

Bethany L. Overton
President, Lambdin-Bisland Realty Co.

Vinod K. Thukral, Ph.D.
Retired University Professor

The additional information required in response to this item is incorporated into this report by reference to the material under the headings “Stock Ownership”, “Board of Directors”, “Committees of the Board of Directors”, “Executive Officers” and “Executive Compensation” in the Company’s Definitive Proxy Statement for its 2007 Annual Meeting of Shareholders (the “2007 Proxy Statement”).

Code of Ethics

The Board of Directors adopted a code of business conduct and ethics in compliance with Item 406 of Regulation S-K that applies to the principal executive officer, principal financial officer, principal accounting officer and controller of the Company and the Bank. Access to the Company’s Code of Ethics is available to shareholders of the Company and customers of the Bank through the Bank’s website at www4.bkbank.com under “investor relations.” Amendments to or waivers from provisions of the Company’s Code of Ethics will be disclosed on the Company’s website.

Item 11. Executive Compensation.

The information required in response to this item is incorporated into this report by reference to the material under the headings “Board of Directors” and “Executive Compensation” in the 2007 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required in response to this item is incorporated into this report by reference to the material under the headings “Stock Ownership” and “Executive Compensation” in the 2007 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required in response to this item is incorporated into this report by reference to the material under the heading “Board of Directors” in the 2007 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required in response to this item is incorporated into this report by reference to the material under the heading “Independent Registered Public Accountants” in the 2007 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)

1.	Consolidated Financial Statements and Supplementary Information for Years Ended December 31, 2006, 2005 and 2004, which include the following:

(a)	Selected Financial Data
(b)	Report of Independent Registered Public Accounting Firm
(c)	Consolidated Balance Sheets
(d)	Consolidated Statements of Income
(e)	Consolidated Statements of Changes in Shareholders’ Equity
(f)	Consolidated Statement of Cash Flows
(g)	Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules

None

3. Exhibits required by Item 601 of Regulation S-K

Exhibit		Description of Exhibit

3.1	*
Restated Articles of Incorporation of Britton & Koontz Capital Corporation, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission (the “Commission”) on August 4, 2006.

3.2	*	By-Laws of Britton & Koontz Capital Corporation, as amended, incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2006.

4.1	*
Shareholder Rights Agreement dated June 1, 1996 between Britton & Koontz Capital Corporation and Britton & Koontz First National Bank, as Rights Agent, incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997, as amended by Amendment No. 1 to Rights Agreement dated as of August 15, 2006, incorporated by reference to Exhibit 4.2 to Registrants Current Report on Form 8-K filed with the Commission on August 17, 2006.

10.01	*†
Employment Agreement dated December 31, 2002, between Britton & Koontz Capital Corporation and W. Page Ogden, incorporated by reference to Exhibit 10.01 to Registrant’s Annual Report on Form 10-KSB filed with the Commission on March 27, 2003.

10.02	*†
Salary Continuation Plan Agreement dated September 26, 1994, between Britton & Koontz Capital Corporation and W. Page Ogden, incorporated by reference to Exhibit 10 to Registrant’s Quarterly Report on Form 10-QSB filed with the Commission on November 14, 1994, (Commission File Number 33-56204).

10.03	*†
Britton & Koontz Capital Corporation Long-Term Incentive Compensation Plan and Amendment, incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997.

21		Subsidiaries of the Company

23		Consent of Independent Registered Public Accountants

31.1		Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	As indicated in the column entitled “Description of Exhibit,” this exhibit is incorporated by reference to another filing or document.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15 of Form 10-K.

    The Company does not have any un-registered long-term debt exceeding ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company will file with the SEC, upon request, a copy of all long-term debt instruments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRITTON & KOONTZ CAPITAL CORPORATION

Date: March 14, 2007   By:                     /s/ Robert R. Punches
                                                                                            Robert R. Punches
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert R. Punches
Robert R. Punches	Chairman and Director	March 14, 2007

/s/ R. Andrew Patty II
R. Andrew Patty II	Vice Chairman and Director	March 14, 2007

/s/ W.W. Allen, Jr.
W. W. Allen, Jr.	Director	March 14, 2007

/s/ Craig A. Bradford, DMD
Craig A. Bradford, DMD	Director	March 14, 2007

/s/ A.J. Ferguson
A. J. Ferguson	Director	March 14, 2007

/s/ Bethany L. Overton
Bethany L. Overton	Director	March 14, 2007

/s/ George R. Kurz
George R. Kurz	Director	March 14, 2007

/s/ Vinod K. Thukral, Ph.D.
Vinod K. Thukral, Ph.D.	Director	March 14, 2007

Signature	Title	Date
/s/ W. Page Ogden
W. Page Ogden	President, Chief Executive Officer	March 14, 2007

/s/ William M. Salters
William M. Salters	Treasurer, Chief Financial Officer, Principal Accounting Officer, Controller	March 14, 2007

EXHIBIT INDEX

Exhibit	Description of Exhibit

21	Subsidiaries of Britton & Koontz Capital Corporation, as amended

23	Consent of Independent Registered Public Accountants

31.1	Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002