Form 10-Q
period 2007-03-31
BRITTON & KOONTZ CAPITAL CORP
filed 2007-05-15
CIK 707604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________

0-22606
Commission File Number

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

2,117,966 Shares of Common Stock, Par Value $2.50, were outstanding as of May 1, 2007.

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
CERTIFICATION OF CHIEF FINANCIAL OFFICER AS REQUIRED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
FOR THE PERIODS ENDED

A S S E T S

	March 31,	December 31,
ASSETS:	2007	2006
Cash and due from banks:
Non-interest bearing	$7,658,409	$6,254,363
Interest bearing	880,275	317,799
Total cash and due from banks	8,538,684	6,572,163

Federal funds sold	124,073	304,569
Investment Securities:
Trading (amortized cost, in 2007 and 2006,
of $19,924,723 and $0, respectively)	19,358,005	-
Available-for-sale (amortized cost, in 2007 and 2006,
of $45,031,728 and $65,580,510, respectively)	44,521,233	64,419,428
Held-to-maturity (market value, in 2007 and 2006,
of $39,437,941 and $39,525,495, respectively)	38,719,915	38,610,920
Equity securities	4,386,900	4,339,700
Loans, less unearned income of $21 in 2007 and
$122 in 2006, and allowance for loan losses of
$2,322,640 in 2007 and $2,344,434 in 2006	238,074,101	241,190,049
Loans held for sale	115,606	54,810
Bank premises and equipment, net	7,703,048	7,719,278
Other real estate, net	1,044,352	1,256,611
Accrued interest receivable	2,402,790	2,437,387
Cash surrender value of life insurance	986,544	973,212
Deposit Premium	746,370	773,275
Other assets	1,121,108	666,839

TOTAL ASSETS	$367,842,729	$369,318,241

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31,	December 31,
LIABILITIES:	2007	2006
Deposits
Non-interest bearing	$51,679,173	$50,345,279
Interest bearing	214,523,798	203,411,996
Total deposits	266,202,971	253,757,275

Federal Home Loan Bank advances	51,619,348	65,667,972
Securities sold under repurchase agreements	7,594,833	8,149,016
Accrued interest payable	2,132,618	1,786,288
Advances from borrowers for taxes and insurance	215,100	401,678
Accrued taxes and other liabilities	897,029	804,124
Junior subordinated debentures	5,155,000	5,155,000
Total liabilities	333,816,899	335,721,353

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $2.50 par value per share;
12,000,000 shares authorized; 2,131,586 and 2,130,816 issued;
2,117,966 outstanding for March 31, 2007, and 2,117,966
outstanding for December 31, 2006	5,331,165	5,331,165
Additional paid-in capital	7,296,669	7,295,235
Retained earnings	21,636,965	22,003,063
Accumulated other comprehensive income	18,406	(775,200)
	34,283,205	33,854,263
Cost of 14,500 shares of common stock held by the company	(257,375)	(257,375)
Total stockholders' equity	34,025,830	33,596,888

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$367,842,729	$369,318,241

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2007	2006
INTEREST INCOME:
Interest and fees on loans	$4,776,965	$4,338,445
Interest on investment securities:
Taxable interest income	812,168	957,632
Exempt from federal taxes	414,730	408,574
Interest on federal funds sold	3,244	12,021
Total interest income	6,007,107	5,716,672

INTEREST EXPENSE:
Interest on deposits	1,846,895	1,440,148
Interest on Federal Home Loan Bank advances	707,083	716,945
Interest on trust preferred securities	106,429	99,218
Interest on securities sold under repurchase agreements	85,151	80,428
Total interest expense	2,745,558	2,336,739

NET INTEREST INCOME	3,261,549	3,379,933

Provision for loan losses	80,000	60,000

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	3,181,549	3,319,933

OTHER INCOME:
Service charges on deposit accounts	394,197	327,348
Income from fiduciary activities	999	9,358
Income from investment activities	80,317	20,774
Insurance premiums and commissions	50	-
Gain/(loss) on sale of mortgage loans	49,623	85,148
Gain/(loss) on sale of securities	(468,407)	-
Gain/(loss) on sale of other assets	-	(400)
Other	140,908	169,155
Total other income	197,687	611,383

OTHER EXPENSES:
Salaries	1,268,785	1,271,667
Employee benefits	188,507	191,451
Director fees	44,800	47,345
Net occupancy expense	235,950	223,218
Equipment expenses	283,287	263,885
FDIC assessment	7,799	7,906
Advertising	42,894	54,457
Stationery and supplies	41,699	45,742
Audit expense	63,127	45,481
Other real estate expense	179,203	26,389
Amortization of deposit premium	26,904	26,904
Other	535,790	484,854
Total other expenses	2,918,745	2,689,299

INCOME BEFORE INCOME TAX EXPENSE	460,491	1,242,017

Income tax expense	33,366	316,625

NET INCOME	$427,125	$925,392

EARNINGS PER SHARE DATA:

Basic earnings per share	$0.20	$0.44
Basic weighted shares outstanding	2,117,966	2,116,811

Diluted earnings per share	$0.20	$0.44
Diluted weighted shares outstanding	2,120,993	2,124,283

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

					Accumulated
	Common Stock		Additional		Other		Total
			Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

Balance at December 31, 2005	2,116,316	$5,327,040	$7,254,113	$19,949,100	$ (1,012,720)	$ (257,375)	$ 31,260,158
Comprehensive Income:
Net income	-	-	-	925,392	-		925,392

Other comprehensive
income (net of tax):
Net change in unrealized gain/(loss)
on securities available for sale, net
of taxes for $137,685					(231,443)		(231,443)
Other Comprehensive gains from
derivates, net of reclassification
adjustment of $8,873					(14,916)		(14,916)

Total Comprehensive income							679,033
Cash Dividend paid $0.18 per share				(381,075)			(381,075)
Stock Options exercised	770	1,925	14,522				16,447
Balance at March 31, 2006	2,117,086	$5,328,965	$7,268,635	$20,493,416	$(1,259,079)	$(257,375)	$31,574,562

Balance at December 31, 2006	2,117,966	$5,331,165	$7,295,235	$22,003,063	$(775,200)	$(257,375)	$33,596,888

Comprehensive Income:
Net income	-	-	-	427,125	-		427,125

Other comprehensive
income (net of tax):
Net change in unrealized gain/(loss)
on securities available for sale, net
of taxes of $31,283					52,586		52,586
Other Comprehensive gains from
derivates, net of reclassification
adjustment of $21,095					35,260		35,260

Total Comprehensive income							514,971
FAS 159 adjustment				(411,989)	705,760		293,771
Cash Dividend paid $0.18 per share				(381,234)			(381,234)
Fair Value unexercised stock options			1,434				1,434
Balance at March 31, 2007	2,117,966	$5,331,165	$7,296,669	$21,636,965	$18,406	$(257,375)	$34,025,830

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED MARCH 31,

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$427,125	$925,392
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Deferred income taxes	(23,265)	(239,390)
Provision for loan losses	80,000	60,000
Provision for depreciation	196,848	196,632
Stock dividends received	(47,200)	(48,200)
(Gain)/loss on sale of mortgage loans	(49,623)	(85,148)
(Gain)/loss on sale of investment securities	468,407	-
Net amortization (accretion) of securities	21,054	44,768
Amortization of deposit premium	26,904	26,904
Writedown of other real estate	211,959	22,178
Writedown of other repossessed assets	15,000	-
Net change in:
Loans held for sale	(60,796)	171,200
Accrued interest receivable	34,597	111,627
Cash surrender value	(13,332)	(12,166)
Other assets	(389,523)	(14,997)
Accrued interest payable	346,330	291,815
Accrued taxes and other liabilities	98,170	186,520

Net cash provided (used) by operating activities	1,342,655	1,637,135

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase)/decrease in federal funds sold	180,495	(680,250)
Proceeds from sales, maturities and paydowns
of investment securities	6,496,507	4,200,719
Redemption of FHLB stock	-	420,400
Purchases of investment securities	(6,234,601)	(612,882)
(Increase)/decrease in loans	3,081,571	10,469,053
Proceeds from sale and transfers of other real estate	-	1,079
Proceeds from sale and transfers of other repossessed assets	4,000	4,500
Purchase of premises and equipment	(180,617)	(155,254)

Net cash provided (used) by investing activities	3,347,355	13,647,365

	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES
Increase /(decrease) in customer deposits	2,483,566	6,114,609
Increase /(decrease) in brokered deposits	9,962,130	78,359
Increase /(decrease) in securities sold under
repurchase agreements	(554,183)	266,090
Increase /(decrease) in FHLB advances	(14,048,624)	(13,106,570)
Increase /(decrease) in advances from borrowers
for taxes and insurance	(186,578)	(200,878)
Cash dividends paid	(381,234)	(381,075)
Common stock issued	1,434	16,447

Net cash provided (used) by financing activities	(2,723,489)	(7,213,018)

NET INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS	1,966,521	8,071,482

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	6,572,163	9,825,459

CASH AND DUE FROM BANKS AT END OF PERIOD	$8,538,684	$17,896,941

SUPPLEMENTAL DISCLOSURES OF CASH FLOW	2007	2006
INFORMATION:

Cash paid during the year for interest	$2,399,228	$2,044,924

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

Change in unrealized gains (losses)
on securities available for sale	$83,869	$(369,128)

Change in the deferred tax effect in unrealized
gains (losses) on securities available for sale	$(31,283)	$(137,685)

Change in unrealized gains (losses) on derivative	$56,355	$(23,789)

Change in the deferred tax effect in
unrealized gains (losses) on derivative	$(21,096)	$(8,873)

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007

Note A. Basis of Presentation

The consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 2006, has been derived from the audited financial statements of the Company for the year then ended. The accompanying interim consolidated financial statements as of March 31, 2007, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the Company’s financial position and operating results as of and for the periods presented. Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

Note B. Interest Rate Risk Management

In an effort to reduce funding costs, Britton & Koontz Bank, N.A., the Company’s wholly-owned subsidiary (the “Bank”), enters into or purchases interest rate caps. On February 4, 2005, the Bank entered into an agreement with the Federal Home Loan Bank (“FHLB”) to cap the interest rate paid on a $20 million advance for 3 years at 3-Month LIBOR with a strike price of 4% and a cost of 35 basis points (“bps”) plus a margin of 2 bps. The Bank entered into a cap with a 2-year term with the FHLB on October 18, 2005, for $5 million with a strike price of 3-Month LIBOR at 4.50% at a cost of 35 bps with no margin. On April 18, 2007, 3-Month LIBOR was 5.36% and both caps were in the money. On August 15, 2006, the Bank entered into an agreement with the FHLB to cap the interest rate paid on another $5 million advance for 2 years at 3-Month LIBOR with a strike price of 5.50% and a cost of 19 bps with no added margin. The cost of all caps is included in the monthly interest expense paid to the FHLB. Other than these agreements with the FHLB, the Bank does not have any interest rate cap agreements.

Effective October 3, 2006, the Bank entered into an off-balance sheet interest rate swap agreement with a notional amount of $10 million to convert existing prime based loans to a fixed rate. Under the terms of the agreement, the Bank receives a fixed rate of 7.769% and is obligated to pay a floating rate based on USD-Prime-H.15. The original term is for three years, expiring October 5, 2009. The fair value of this derivative, designated as a cash flow hedge is hedging a $10mm pool of prime floating loans with a zero spread to prime.  Because the material terms of the swap and the hedged pool of loans are identical, this hedge has been effective. Testing for effectiveness of the swap is completed by using the long-haul method on a monthly basis and reported appropriately as comprehensive income/(loss) in the equity portion of the balance sheet. Management and the Board of Directors periodically enter into such arrangements to protect against adverse swings in interest rates. The current negative payment to the counterparty is expected to be temporary as management anticipates that the Federal Reserve will lower rates prior to the expiration of the swap agreement in 2009 such that a negative payment will no longer be required. The negative carry to net interest income is viewed as insurance to protect against the decline in revenues on prime-based loans. Management does not consider the arrangement to have a material impact toward the Company’s liquidity or capital resources or to pose any known risks with respect to market or credit risk.

Note C. Loans Held-for-Sale

The Company originates loans that will be sold in the secondary market and other loans that it plans to hold to maturity. Loans to be held in the portfolio are classified at origination based on the Company’s intent and ability to hold until maturity. These loans are reported at their outstanding balance. Loans held for sale are designated at origination and locked in with an approved investor by obtaining a forward commitment to purchase the loan, usually not to exceed 30 days from closing. Management has a clear intent to sell the loan based on the commitment it has obtained from the investor.

Loans held-for-sale are primarily thirty year and fifteen year fixed rate, one to four family real estate loans which are valued at the lower of cost or market, as determined by outstanding commitments from investors or current investor yield requirements, calculated on an individual basis. These loans are sold to protect earnings and equity from undesirable shifts in interest rates. Unrealized losses on loans held-for-sale are charged against income in the period of decline. Such declines are recorded in a valuation allowance account and deducted from the cost basis of the loans. Gains on loans held-for-sale are recognized when realized. At March 31, 2007, there was one loan in the amount of $116 thousand in loans held-for-sale. Due to the short holding period before completion of the sale, it is estimated that there is no gain or loss on this loan.

On a monthly basis, loans held for sale are reviewed and reported on the balance sheet at the lower of cost or market. The holding period is generally very short for these loans. At least annually, all loans held in the portfolio are analyzed and compiled as to the individual characteristics of each loan. If at any time a decision is made to sell any loan in the portfolio, such loan is reclassified as held for sale and carried at the lower of cost or market.

Note D. Junior Subordinated Debentures

On March 26, 2003, the Company finalized its participation in FTN Financial Capital Market’s and Keefe, Bruyette & Woods’ pooled trust preferred offering. The Company established Britton & Koontz Statutory Trust # 1 which issued 5,000 capital securities and 155 common securities with an aggregate liquidation amount of $5 million and $155 thousand, respectively. The term of the capital securities and debentures is 30 years, callable after 5 years at the option of the Company. The initial interest rate was 4.41%, adjusting quarterly at 3-Month LIBOR plus 3.15% and capped at 11.75%. The interest rate at March 31, 2007, was 8.50%.

Note E. Loan Commitments

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. Letters of credit at March 31, 2007, and December 31, 2006, were $1.9 million and $2.1 million, respectively. As of March 31, 2007, the Company had entered into other commercial and residential loan commitments with certain customers that had an aggregate unused balance of $68.2 million, an increase from $64.5 million at December 31, 2006. This compares with loan commitments of $92.9 million and $82.6 million at March 31, 2006, and December 31, 2005, respectively. Because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire, the balances on such commitments should not be used to project actual future liquidity requirements. However, the Company does incorporate expectations about the level of draws under all credit-related commitments into its funds management process.

Note F. Earnings per Share

Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. The computation of diluted income per share assumes the exercise of all outstanding securities potentially convertible into common stock, including options granted, unless the effect is anti-dilutive. The effect will be anti-dilutive when the exercise price per share of an option exceeds the current market price for a share of Company stock. The Company accounts for its options under the recognition and measurement of fair value recognition provision of Financial Accounting Standards No. 123R “Fair Based Payments.” The Company uses the Black Scholes method for valuing stock options. The following information sets forth the computation of earnings per share for the three months ended March 31, 2007 and 2006.

	For the three months ended
	March 31,

	2007	2006

Basic weighted average shares outstanding	2,117,966	2,116,811
Dilutive effect of granted options	3,027	7,472

Diluted weighted average shares outstanding	2,120,993	2,124,283
Net income	$ 427,125	$ 925,392
Net income per share-basic	$ 0.20	$ 0.44
Net income per share-diluted	$ 0.20	$ 0.44

Note G. Adoption of Statement of Financial Accounting Standards (“SFAS”) Nos. 157 and 159

On April 12, 2007, the Company announced that effective January 1, 2007, the Company elected early adoption of SFAS 157 (Fair Value Measurement) and SFAS 159 (Fair Value Option for Financial Assets and Financial Liabilities) which establish a framework for measuring fair value under generally accepted accounting principles and allow companies to measure at fair value most financial assets and liabilities that were previously required to be measured in a different manner. On that date, the Company announced that it had selected the fair value measurement option for approximately $55 million of its aggregate $64 million of available-for-sale investment securities. On April 24, 2007, the Company announced its earnings as of and for the quarter ended March 31, 2007. Earnings announced on that date incorporated the effects of the Company’s election to measure at fair value $55 million of its investment securities.

Subsequent to April 24, 2007, the Company determined after discussions with the SEC to apply the fair value measurement under SFAS 159 to only $20 million of its available-for-sale investment securities. The extent of the election and the cumulative-effect adjustment to retained earnings are as follows and supercede the discussions in the Company’s announcements on April 12 and April 24, 2007:

Description	Balance Sheet At January 1, 2007 Prior to Adoption	Net Loss Upon Adoption	Balance Sheet At January 1, 2007 After Adoption of Fair Value Option
Investment Securities Increase in Deferred Tax Asset Cumulative Effect of the Adoption of the Fair Value Option (charge to retained earnings)	$20,387,696	$(657,080) 245,091 $(411,989)	$19,730,616

        On April 12, 2007, the Company sold the $20 million of the securities it had transferred to trading in relation the adoption of SFAS 157 and SFAS 159 along with an additional $35 million of securities it transferred from held to maturity to available-for-sale securities (“AFS”). The net proceeds from these sales were reinvested back into longer-term higher yielding mortgage backed securities in order to reduce short-term cash flows and mitigate increasing asset sensitivity of the Company’s asset/liability position in the face of an inverted yield curve environment extending to 10 year maturities. The average duration of the new investment securities in the AFS category is 4.68 years and in the trading category 4.25 years. Within the structure of the adoption, the Company intends to classify $20 million of the new securities as trading and the remaining $35 million as available-for-sale. It is expected that the securities classified as Trading would be the first to be sold to meet liquidity needs of the Company that may arise from unexpected loan demand or reduction in deposits or borrowings.

The following provides the fair value hierarchy table set forth in SFAS 157 supplemented with information about where in the income statement changes in fair value of assets (for which the fair value options has been elected) is included in earnings:

Fair Value Measurements at March 31, 2007:

Description	Fair Value Measurements at March 31, 2007	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Observable Inputs

Trading Securities	$19,358,005	$19,358,005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to present a review of the major factors affecting the financial condition and results of operations of Britton & Koontz Capital Corporation (the “Company”) and its wholly-owned subsidiary, Britton & Koontz Bank, N.A. (the “Bank”), as of March 31, 2007, and disclose and expand on material changes from prior periods.

SUMMARY

On April 24, 2007, the Company announced net income and earnings per share for the quarter ended March 31, 2007 of $835 thousand, or $.39 per diluted share, compared to $925 thousand, or $.44 per diluted share, for the quarter ended March 31, 2006. This announcement was based on the Company’s early adoption of Statement of Financial Accounting Standards No. 157 (“SFAS 157”) and Statement of Financial Accounting Standards No. 159 (“SFAS 159”) effective January 1, 2007 and the Company’s initial determination to apply the fair value measurement option of SFAS 157 and SFAS 159 to approximately $55 million of its available-for-sale (“AFS”) securities. Subsequently, after discussions with the SEC and further analysis of SFAS 159 by the accounting industry, the Company decided to apply SFAS 157 and SFAS 159 to only $20 million of its AFS securities. As a result of this decision by the Company, the Company reported net income of $427 thousand ($0.20 basic and $0.20 diluted earnings per share) for the three months ended March 31, 2007 (rather than $835 thousand, or $.39 per diluted share, as announced on April 24, 2007), compared to $925 thousand ($0.44 basic and $0.44 diluted earnings per share) for the three months ended March 31, 2006.   The lower earnings were primarily related to the sale of approximately $35 million of the Company’s AFS portfolio on April 12, 2007. These securities were originally included in the early adoption of SFAS 159.  Due to changes in interest rates since original purchase, these securities had an unrealized loss, net of tax, of approximately $350 thousand that was held in other comprehensive income in the equity section of the balance sheet. Once the decision to sell the securities was made in April, 2007, this $350 thousand unrealized loss carried on the balance sheet was transferred from equity and flowed through current earnings on line item “loss on sale of securities” as an other than temporary impairment as of March 31, 2007. The Company believes that the restructure of these securities into a higher yielding portfolio will be beneficial in the long-term as future earnings potential and likely lower short-term cash flows provide a hedge against the negative effects of the inverted yield curve and the margin compression produced by such a yield curve.

A one-time write-down of approximately $214 thousand on three properties the Bank had included in other real estate as well as higher funding costs associated with the inverted yield curve, also contributed to the decline in the Company’s net income in the first quarter of 2007. The Company’s early adoption of SFAS Nos. 157 and SFAS 159 during the second quarter of 2007 and the subsequent transfer of approximately $20 million of securities to trading provided an after-tax benefit of $57 thousand in gains associated with the shift in market rates since December 31, 2006. Securities in the held to maturity (“HTM”) classification, which were not affected by the Company’s adoption of SFAS 157 and SFAS 159, increased $109 thousand due to the replacement of municipal securities that had matured or been called.

Other real estate owned decreased $213 thousand from $1.3 million at December 31, 2006 to $1.0 million at March 31, 2007. At March 31, 2007, other real estate included a commercial property that the Company had entered into an agreement to sell. The sale of this property has since been completed, and the current balance in other real estate is $670 thousand. Deposits increased $12.5 million from December 31, 2006, to $266.2 million at March 31, 2007, while borrowings from the Federal Home Loan Bank (“FHLB”) decreased $14.0 million to $51.6 million over the same period. The increase in deposits is a result of the purchase of $10.0 million in brokered deposits along with a $2.5 million increase in customer deposits. Total stockholders’ equity increased $429 thousand from December 31, 2006 to $34.0 million at March 31, 2007.

Financial Condition

Assets

The Company’s total assets decreased $1.5 million from $369.3 million at December 31, 2006, to $367.8 million at March 31, 2007. The Company’s investment portfolio dropped $384 thousand to $107.0 million while loan balances, excluding loans held for sale, declined $3.1 million from $243.5 million at December 31, 2006, to $240.4 million at March 31, 2007.

Investment Securities

The Company’s investment portfolio at March 31, 2007, consisted of mortgage-backed, municipal, agency and equity securities. Investment securities that are classified as HTM are accounted for by the amortized cost method while securities in the AFS category are accounted for at fair value. Changes in value of the AFS securities are recorded in the equity section of the balance sheet in “accumulated other comprehensive income.” A new Trading classification was established in connection with the adoption of SFAS 157 and SFAS 159 in the first quarter of 2007. The securities in the Trading classification are accounted for at fair value on the balance sheet and changes in value in this category are recorded in the income statement as either a gain or loss. Losses in the AFS portfolio and off-balance sheet derivatives, included in other comprehensive income, are due to changes in interest rates and are considered a temporary impairment of the security. After the sale of $35 million of the securities in the AFS portfolio in the second quarter, as described above, the only losses recorded in other comprehensive income in the quarter related to off-balance sheet derivative securities.

Management determines the classification of its securities at acquisition. Total HTM, AFS and trading investment securities decreased only $431 thousand to $102.6 million during the first quarter of 2007 as cash flows from such securities were used to fund maturing and called municipal securities. Total HTM, AFS and trading securities at March 31, 2007, were $38.7 million, $44.5 million and $19.4 million, respectively, compared to $38.6 million, $64.4 million, and $0, respectively at December 31, 2006. Equity securities increased $47 thousand to $4.4 million from December 31, 2006, to March 31, 2007, due to quarterly stock dividends. At March 31, 2007, equity securities were comprised primarily of Federal Reserve Bank stock of $522 thousand, FHLB stock of $3.6 million and ECD Investments, LLC (“ECD”) membership interests of $100 thousand. ECD is a vehicle through which banks, individuals and other institutions can participate in economic and business development activities in economically depressed regions of the country, in this instance, the states of Arkansas, Louisiana and Mississippi.

The amortized cost of the Bank’s investment securities, including HTM, AFS and Trading securities, at March 31, 2007, and December 31, 2006, are summarized in Table 1.

TABLE 1: COMPOSITION OF INVESTMENT PORTFOLIO (Amortized Cost)

	03/31/07	12/31/06

Mortgage-Backed Securities	$60,749,944	$61,518,891
Agencies Obligations	6,500,000	6,496,959
Obligations of State and
Political Subdivisions	36,426,422	36,175,580

	$103,676,366	$104,191,430

Loans

Net loans held to maturity fell $3.1 million to $238.1 million at March 31, 2007, from $241.2 million at December 31, 2006, as loan growth in the Company’s markets slowed. At the same time, the Company continued to sell its 1-4 family residential loans in the secondary market during the first quarter of 2007 and allowed the current residential portfolio to pay down, which further contributed to the decrease in loans. Commercial loans increased $2.3 million while residential mortgage and installment loans decreased $5.9 million. The net loan to deposit ratio was 89.4% at March 31, 2007, compared to 95.0% at year-end. Table 2 presents the Bank’s loan portfolio composition at March 31, 2007, and December 31, 2006.

TABLE 2: COMPOSITION OF LOAN PORTFOLIO (including loans held for sale)

	03/31/07	12/31/06
Commercial, financial & agricultural	$27,912,000	$28,385,000
Real estate-construction	42,895,000	44,592,000
Real estate-residential	79,901,000	83,256,000
Real estate-other	80,482,000	76,473,000
Installment	9,065,000	10,680,000
Other	257,000	203,000

Total loans	$240,512,000	$243,589,000

The Company’s loan portfolio at March 31, 2007, had no significant concentrations of loans other than in the categories presented in the table above.

Bank Premises

There have been no material changes in the Company’s premises since December 31, 2006.

Asset Quality

The Bank’s asset quality remained strong in the first quarter of 2007 as compared to December 31, 2006. Nonperforming assets, including non-accrual loans, other real estate and loans 90 days or more delinquent, increased $169 thousand to $2.9 million at March 31, 2007, from $2.7 million at year-end. The increase is mainly due to two commercial loans in the aggregate amount of $503 thousand that were transferred to non-accrual during the quarter, partially offset by lower amounts in loans 90 days past due and other real estate. The Company has established specific reserves of approximately $30 thousand for the two commercial properties that were transferred to non-accrual during the quarter. Based on current appraisals of properties securing these relationships, the Company does not expect additional losses and believes its current collateral position to be sufficient. The higher non-accruals pushed the Bank’s nonperforming loan ratio to .75% at March 31, 2007, from .59% at December 31, 2006. A breakdown of nonperforming assets at March 31, 2007, and December 31, 2006, is shown in Table 3.

TABLE 3: BREAKDOWN OF NONPERFORMING ASSETS

	03/31/07	12/31/06
	(dollars in thousands)
Non-accrual loans by type:
Real estate	$1,370	$829
Installment	21	13
Commercial and all other loans	246	351

Total non-accrual loans	1,637	1,193
Loans past due 90 days or more	170	232

Total nonperforming loans	1,807	1,425
Other real estate owned (net)	1,044	1,257

Total nonperforming assets	$2,851	$2,682

Nonperforming loans as a percent of loans, net of unearned interest and loans held for sale	.75%	.59%

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

Based upon this evaluation, management believes the allowance for loan losses of $2.3 million at March 31, 2007, which represents .97% of gross loans held to maturity, is adequate, under prevailing economic conditions, to absorb probable losses on existing loans. At March 31, 2007, total reserves included specific reserves of $590 thousand, general reserves of $1.1 million and unallocated reserves of $631 thousand. At December 31, 2006, the allowance for loan loss was $2.3 million, or .96% of gross loans held to maturity.

Provision for Possible Loan Losses

The provision for possible loan losses is a charge to earnings to maintain the allowance for possible loan losses at a level consistent with management’s assessment of the loan portfolio in light of current and expected economic conditions. The Company’s regular review of the allowance is an effort to maintain it at an adequate level and make a proper provision expense to earnings.

Table 4 details allowance activity for the three months ended March 31, 2007 and 2006:

TABLE 4: ACTIVITY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

	03/31//07	03/31/06
	(dollars in thousands)
Balance at beginning of period	$2,344	$2,378
Charge-offs:
Real Estate	(25)	(8)
Commercial	(73)	(10)
Installment and other	(28)	(26)
Recoveries:
Real Estate	-	21
Commercial	7	5
Installment and other	18	4

Net (charge-offs)/recoveries	(101)	(14)
Provision charged to operations	80	60

Balance at end of period	$2,323	$2,424

Allowance for loan losses as a percent of loans, net of unearned interest & loans held for sale	.97%	1.03%

Net charge-offs as a percent of average loans	.04%	.01%

Potential Problem Loans

At March 31, 2007, the Company had no loans, other than those balances incorporated in tables 3 and 4 above, which management had significant doubts as to the ability of the borrower to comply with current repayment terms.

Deposits

Total deposits increased $12.4 million from $253.8 million at December 31, 2006, to $266.2 million at March 31, 2007. The increase in total deposits is due primarily to the purchase of $10 million in brokered deposits and customer deposit increases of $2.5 million. The purchase of the brokered deposits was initiated as part of an asset liability strategy to protect net interest margins should interest rates increase. With the flat to inverted yield curve, it has been difficult to prevent declines in net interest income and margin compression. The lock-in of these funds at current rates will help mitigate further compression in the months ahead.

TABLE 5: COMPOSITION OF DEPOSITS

	03/31/07	12/31/06

Non-Interest Bearing	$51,679,173	$50,345,279
NOW Accounts	25,001,915	24,555,009
Money Market Deposit Accounts	35,850,846	37,101,457
Savings Accounts	19,012,208	18,082,839
Certificates of Deposit	134,658,829	123,672,691

Total Deposits	$266,202,971	$253,757,275

Borrowings

Total Bank borrowings, including FHLB advances and customer repurchase agreements, decreased $14.6 million from $73.8 million at December 31, 2006, to $59.2 million at March 31, 2007. The Company replaced the reduced borrowed funds with the increase in deposits.

Capital

Stockholders' equity totaled $34.0 million at March 31, 2007, compared to $33.6 million at December 31, 2006. Earnings of $427 thousand were offset by $381 thousand in dividends paid, a $794 thousand change in unrealized losses in the AFS investment portfolio and off-balance sheet derivatives and a $412 thousand transfer of unrealized losses in the AFS portfolio at December 31, 2006, directly to retained earnings, due to the adoption of SFAS 159.

One of the features of the adoption of SFAS 159 for the Company was the ability to transfer the unrealized loss on certain AFS securities to retained earnings instead of charging the loss to the Company’s earnings. This one-time election allowed the Company to move $412 thousand in unrealized losses, an element of other comprehensive income, to retained earnings. Because the unrealized loss account was an element of other comprehensive income, such losses had already reduced the Company’s overall capital. Therefore, the transfer did not negatively affect shareholders’ equity. However, regulatory capital measurements exclude components of comprehensive income from the calculation of capital ratios. By moving the unrealized losses out of other comprehensive income and decreasing retained earnings, the Company’s regulatory capital at December 31, 2006 would have declined slightly, as shown in Table 6 below.

TABLE 6: COMPARISON OF REGULATORY CAPITAL (at December 31, 2006)
	As Reported	SFAS 159 Adjusted	Minimum Capital Requirement	Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions

Total Capital (to Risk-
Weighted Assets)
Consolidated	15.27%	15.12%	8.00%	N/A
The Bank	14.17%	14.01%	8.00%	10.00%
Tier I Capital (to Risk-
Weighted Assets)
Consolidated	14.40%	14.24%	4.00%	N/A
The Bank	13.29%	13.14%	4.00%	6.00%
Tier I Capital (to Average
Assets)
Consolidated	10.45%	10.34%	4.00%	N/A
The Bank	9.57%	9.46%	4.00%	5.00%

The Company and Bank maintained a total capital to risk weighted assets ratio of 14.95% and 13.79%, a Tier 1 capital to risk weighted assets ratio of 14.10% and 12.94% and a leverage ratio of 10.50% and 9.61%, respectively, at March 31, 2007. Bank levels substantially exceed the minimum requirements of bank regulatory agencies for well-capitalized institutions of 10.00%, 6.00% and 5.00% respectively. The ratio of shareholders' equity to assets increased to 9.25% at March 31, 2007, compared to 9.10% at December 31, 2006.

Off-Balance Sheet Arrangements

There have been no significant changes in the Company’s off-balance sheet arrangements during the three months ended March 31, 2007. See Note B and Note E to the Company’s consolidated financial statements for a description of the Company’s off-balance sheet arrangements.

Contractual Obligations

The Company’s long-term contractual obligations are comprised of operating lease agreements and long-term borrowings including junior subordinated debt. The following table sets forth the Company’s contractual obligations as of March 31, 2007. There were no material changes outside of the ordinary course of business to any of the contractual obligations disclosed in the table below during the first quarter of 2007.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$51,619	$38,500	$13,119	$-	$-
Operating Lease Obligations	732	106	212	211	203
Customer Repurchase Agreements	7,594	7,594	-	-	-
Junior Subordinated Debenture	5,000	5,000	-	-	-

Total	$64,945	$51,200	$13,331	$211	$203

Results of Operations

Net Income

       On April 24, 2007, the Company announced net income and earnings per share for the quarter ended March 31, 2007 of $835 thousand, or $.39 per diluted share, compared to $925 thousand, or $.44 per diluted share, for the quarter ended March 31, 2006. This announcement was based on the Company’s early adoption of SFAS 157 and SFAS 159 effective January 1, 2007 and the Company’s initial determination to apply the fair value measurement option of SFAS 157 and SFAS 159 to approximately $55 million of its available-for-sale (“AFS”) securities. Subsequently, after discussions with the SEC and further analysis of SFAS 159 by the accounting industry, the Company decided to apply SFAS 157 and SFAS 159 to only $20 million of its AFS securities. As a result of this decision by the Company, the Company reported net income of $427 thousand ($0.20 basic and $0.20 diluted earnings per share) for the three months ended March 31, 2007 (rather than $835 thousand, or $.39 per diluted share, as announced on April 24, 2007), compared to $925 thousand ($0.44 basic and $0.44 diluted earnings per share) for the three months ended March 31, 2006. The decrease in earnings was primarily related to the transfer of approximately $35 million of the Company’s securities from held to maturity to AFS in the second quarter and the sale of those securities on April 12, 2007. Due to changes in interest rates since original purchase, these securities had an unrealized loss, net of tax, of approximately $350 thousand that was held in other comprehensive income in the equity section of the balance sheet. Once the decision to sell the securities was made in April, 2007, the unrealized loss carried on the balance sheet was transferred from equity and flowed through current earnings on line item "loss on sale of securities" as an “other than temporary” impairment as of March 31, 2007. The Company believes that the restructure of these securities into a higher yielding portfolio will be beneficial in the long-term as future earnings potential and likely lower short-term cash flows provide a hedge against the negative effects of the inverted yield curve and the margin compression produced by such a yield curve.

A one-time write-down of approximately $214 thousand on three properties the Bank had included in other real estate, as well as higher funding costs associated with the inverted yield curve, also contributed to the decline in the Company’s net income in the first quarter of 2007. The Company’s early adoption of SFAS 157 and SFAS 159 during the second quarter of 2007 and the subsequent transfer of approximately $20 million of securities to trading provided an after-tax benefit of $57 thousand in gains associated with the shift in market rates since December 31, 2006. Securities in the held to maturity classification, which were not affected by the Company’s adoption of SFAS 157 and SFAS 159, increased $109 thousand due to the replacement of municipal securities that had matured or been called.

Due to one-time items related to first quarter activity contributing to the lower quarterly net income, annualized returns on both average assets and average equity decreased to .46% and 5.06% at March 31, 2007, respectively, from .95% and 11.10% at December 31, 2006, respectively. The Company, however, believes that the first quarter is not a true measure of the ongoing profitability of the Bank. Excluding these one-time items, net income for the first quarter would have approximated $870 thousand resulting in returns on average assets and equity of .94% and 10.30%, respectively. Further, the resulting higher yielding portfolio is expected to contribute to higher interest income in the remaining months of 2007 of approximately $445 thousand.

Net Interest Income and Net Interest Margin

One of the largest components of the Company’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

       Comparing the three month period ended March 31, 2007, to the same period in 2006, net interest income decreased $118 thousand to $3.3 million. The drop in net interest income is primarily due to the interest rate environment that has compressed margins and reduced spreads. Throughout the year as short-term rates continued to be higher than longer-term rates, both loans and deposits repriced to higher rates. Asset yields moved up 51 basis points from 6.35% to 6.86% in the first quarter comparative periods while funding costs increased 72 basis points from 3.15% to 3.87% during the same period. The negative spread contributed $146 thousand toward the decrease in net interest income and was offset by $28 thousand due to lower asset and liability volumes. Average assets decreased $11.9 million primarily as cash flows from the investment portfolio were re-directed to pay down higher cost borrowed funds. The decrease in investment securities were partially offset by a $4.6 million increase in average loans. As a result of the interest rate environment, the Company’s net interest margin decreased slightly from 3.75% at the end of March 31, 2006, to 3.72% at the end of the first quarter of 2007. Increased yields of nearly 1.25% on the approximate $55 million in new securities purchased will increase net interest income, provide a measure of protection against the inverted yield curve and reduce cash flows

        Non-Interest Income

Non-interest income includes service charges on deposit accounts, income from fiduciary and brokerage activities, gains from the sale of mortgage loans and other revenue not derived from interest on earning assets. Non-interest income for the three months ended March 31, 2007, decreased $414 thousand over the same period in 2006. Included in this decrease was a loss of $559 thousand incurred in connection with the sale of $35 million AFS securities in the second quarter of 2007. Offsetting this loss was a pre-tax gain of $90 thousand due to the Company’s adoption and SFAS 159 when approximately $20 million was transferred to trading from AFS in the second quarter of 2007. Other factors that helped offset the negative effects of the impairment was additional earnings from Bank securities networking arrangements, which reflects sales of stocks, bonds, mutual funds, annuities and life insurance products. Increases in service charges on deposit accounts were offset by lower gains on sale of mortgage loans as mortgage activity slowed during the first quarter of 2007. The Company’s mortgage loan department generates loans for the secondary market and recorded gains of $50 thousand on $3.4 million in sales of mortgage loans during the first quarter of 2007 compared to gains of $85 thousand on sales of $8.4 million in 2006.

         Non-Interest Expense

Non-interest expense includes salaries and benefits, occupancy, equipment, audit and other operating expenses. Non-interest expenses for the three months ended March 31, 2007, were $2.9 million compared to $2.7 million for the same period in 2006. Write-downs of other real estate amounting to $214 thousand were the primary contributor to the increase in non-interest expense.

 Income Taxes

The Company recorded income tax expense of $33 thousand for the three months ended March 31, 2007, compared to $317 thousand for the same period in 2006. The reduced tax expense was due primarily to the tax effects resulting from the recognition of the impairment of $559 thousand in connection with the sale of $55 million in securities described earlier.

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

The Company’s cash and cash equivalents increased $2.0 million to $8.5 million at March 31, 2007, from $6.6 million at December 31, 2006. Cash provided by operating and investing activities during the first quarter of 2007 was $1.0 million and $3.8 million, respectively, while financing activities used $2.7 million over the same period. (Check final)

At March 31, 2007, the Company had unsecured federal funds lines with correspondent banks of $42 million and maintained the ability to draw on its available line of credit with the FHLB in the amount of approximately $58 million. In addition to these lines of credit, the bank had approximately $47 million in unencumbered investment securities available for collateralized borrowing. Management believes it maintains adequate liquidity for the Company’s current needs.

Certain restrictions exist on the ability of the Bank to transfer funds to the Company in the form of dividends and loans. These restrictions are described in detail in Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.” These restrictions have not had, and are not expected in the future to have, a material impact on the Company’s ability to meet its anticipated cash obligations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties, which could cause the actual results to differ materially from the Company’s expectations. Forward-looking statements have been and will be made in written documents and oral presentations of the Company. Such statements are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in the Company’s documents (including this Report) or oral presentations, the words “anticipate,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “goal” and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company’s actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing market conditions, availability or cost of capital, employee workforce factors, costs and other effects of legal and administrative proceedings, and changes in federal, state or local legislative requirements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

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

  The Company utilizes an asset/liability committee comprised of three outside directors, the Bank’s Chief Executive Officer and its Chief Financial Officer, who acts as chairman of the committee. The committee meets monthly and its primary responsibility is the management of the assets and liabilities of the Bank to produce a stable and evenly rising flow of net interest income, an appropriate level of capital and a level of liquidity adequate to respond to the needs of depositors and borrowers and to earnings' enhancement opportunities. The committee manages the interest rate risk inherent in the loan, investment, deposit and borrowed funds portfolios. Further, the committee manages the risk profile of the Company and determines strategies to maintain interest rate sensitivity at a low level.

Annually, an Economic Value of Equity (“EVE”) analysis is performed to determine the sensitivity of capital associated with interest rate changes. The analysis indicated that, at December 31, 2006, there is a slight exposure to both rising and falling rates. These results are driven primarily by offsetting factors - the relative change in value to the Bank of its residential and commercial mortgage portfolios and its core deposit base. As rates fall, the assets increase in value. Counteracting this, however, is the relative decrease in value of the core deposit base. Likewise as rates rise, the assets extend and their value declines, while core deposit values increase as the lower cost funding is inherently worth more to the Bank. The worst case exposure is in the -300 basis point rate shock, in which the Bank’s EVE ratio (economic value of equity as a percentage of the economic value of assets) falls from 12.75% to 10.56%. Even in this scenario, the Bank’s capital ratio would still significantly exceed the minimum ratio of 5% required to be “well capitalized.” The 219 basis point change in value still places the Bank in a minimum risk position as determined by the Office of Thrift Supervision (“OTS”) Risk Summary - TB13A. Even though the Bank does not fall under the OTS regulatory guideline, it believes it is a valid measure of risk and a means to view the trend from a historical basis. The committee as reported to the Board of Directors agreed that this was well within acceptable limits.

The addition of Trading as a third level of investment security classification is not expected to change the Company’s market risk position significantly. However, changes in interest rates that contribute to gains or losses in a security held as Trading may result in more volatility in earnings than in the past as gains or losses begin to flow through earnings rather than through equity.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s ability to pay dividends to its shareholders is substantially dependent on the ability of the Bank to transfer funds to the Company in the form of dividends, loans and advances. Federal law imposes limitations on the payment of dividends by national banks. Under federal law, the directors of a national bank, after making proper deduction for all expenses and other deductions required by the Comptroller of the Currency, may credit net profits to the bank’s undivided profits account and may declare a dividend from that account of so much of the net profits as they judge expedient. The Comptroller and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings. The Bank’s ability to pay dividends to the Company is also limited by prudence, statutory and regulatory guidelines and a variety of other factors. At March 31, 2007, retained earnings available for payment of cash dividends under applicable dividend regulations exceeded $5.5 million.

Certain restrictions also exist on the ability of the Bank to transfer funds to the Company in the form of loans. Federal Reserve regulations limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At March 31, 2007, the maximum amount available for transfer from the Bank to the Company in the form of loans on a secured basis was $3.0 million. There were no loans outstanding from the Bank to the Company at March 31, 2007.

Item 6. Exhibits

Exhibit		Description of Exhibit

3.1	*
Restated Articles of Incorporation of Britton & Koontz Capital Corporation, as amended, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2006.

3.2	*
By-Laws of Britton & Koontz Capital Corporation, as amended, incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2006.

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

31.1		Certifications of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certifications of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certifications of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certifications of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	As indicated in the column entitled “Description of Exhibits” this exhibit is incorporated by reference to another filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRITTON & KOONTZ CAPITAL CORPORATION

Date: May 15, 2007                     /s/ W. Page Ogden
W. Page Ogden
Chief Executive Officer

Date: May 15, 2007                    /s/ William M. Salters
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