Form 10-Q
period 2007-06-30
BRITTON & KOONTZ CAPITAL CORP
filed 2007-08-13
CIK 707604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________

0-22606
Commission File Number:

BRITTON & KOONTZ CAPITAL CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Mississippi	64-0665423
(State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification Number)

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

2,117,966 Shares of Common Stock, Par Value $2.50, were outstanding as of August 1, 2007.

BRITTON & KOONTZ CAPITAL CORPORATION
 AND SUBSIDIARIES

PART I                      FINANCIAL INFORMATION

Item 1.                      Financial Statements

BRITTON& KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
FOR THE PERIODS ENDED

A S S E T S

	June 30,	December 31,
ASSETS:	2007	2006
Cash and due from banks:
Non-interest bearing	$7,305,578	$6,254,364
Interest bearing	991,490	317,799
Total cash and due from banks	8,297,068	6,572,163

Federal funds sold	139,682	304,569
Investment Securities:
Trading (amortized cost, in 2007 and 2006,
of $20,042,969 and $0, respectively	19,592,440	-
Available-for-sale (amortized cost, in 2007 and 2006,
of $44,839,056 and $65,580,510, respectively)	43,706,218	64,419,428
Held-to-maturity (market value, in 2007 and 2006,
of $37,762,653 and $39,015,853, respectively)	37,652,626	38,610,920
Equity securities	3,590,700	4,339,700
Loans, less unearned income of $(54) in 2007 and
$122 in 2006, and allowance for loan losses of
$2,409,452 in 2007 and $2,344,434 in 2006	244,746,421	241,190,049
Loans held for sale	-	54,810
Bank premises and equipment, net	7,596,224	7,719,278
Other real estate	1,026,574	1,256,611
Accrued interest receivable	2,341,950	2,437,387
Cash surrender value of life insurance	995,530	973,212
Core Deposit, net	719,466	773,275
Other assets	1,116,262	666,839

TOTAL ASSETS	$371,521,161	$369,318,241

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
LIABILITIES:	2007	2006
Deposits
Non-interest bearing	$46,241,886	$50,345,279
Interest bearing	212,905,012	203,411,996
Total deposits	259,146,898	253,757,275

Federal Home Loan Bank advances	56,333,487	65,667,972
Securities sold under repurchase agreements	14,077,075	8,149,016
Accrued interest payable	2,236,671	1,786,288
Advances from borrowers for taxes and insurance	244,983	401,678
Accrued taxes and other liabilities	858,022	804,124
Junior subordinated debentures	5,155,000	5,155,000
Total liabilities	338,052,136	335,721,353

STOCKHOLDERS' EQUITY:
Common stock - $2.50 par value per share;
12,000,000 shares authorized; 2,132,466 issued and
2,117,966 outstanding, for June 30, 2007, and December 31, 2006	5,331,165	5,331,165
Additional paid-in capital	7,298,103	7,295,235
Retained earnings	21,869,033	22,003,063
Accumulated other comprehensive income	(771,901)	(775,200)
	33,726,400	33,854,263
Cost of 14,500 shares of common stock held by the company	(257,375)	(257,375)
Total stockholders' equity	33,469,025	33,596,888

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$371,521,161	$369,318,241

BRITTON& KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
INTEREST INCOME:
Interest and fees on loans	$4,899,367	$4,487,117	$9,676,332	$8,825,562
Interest on investment securities:
Taxable interest income	970,233	938,396	1,782,401	1,896,028
Exempt from federal taxes	413,273	409,527	828,003	818,101
Interest on federal funds sold	2,836	9,313	6,080	21,333
Total interest income	6,285,709	5,844,353	12,292,816	11,561,024

INTEREST EXPENSE:
Interest on deposits	2,022,271	1,566,428	3,869,166	3,006,576
Interest on Federal Home Loan Bank advances	612,444	697,148	1,319,526	1,414,093
Interest on trust preferred securities	107,357	99,852	213,786	199,070
Interest on securities sold under repurchase agreements	113,824	80,453	198,975	160,881
Total interest expense	2,855,896	2,443,881	5,601,453	4,780,620

NET INTEREST INCOME	3,429,813	3,400,472	6,691,363	6,780,404

Provision for loan losses	120,000	60,000	200,000	120,000

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	3,309,813	3,340,472	6,491,363	6,660,404

OTHER INCOME:
Service charges on deposit accounts	394,279	345,435	788,476	672,783
Income from fiduciary activities	999	10,383	1,998	19,741
Income from investment activities	45,654	66,806	125,971	87,580
Gain/(loss) on sale of ORE	(26,270)	-	(26,270)	-
Gain/(loss) on sale of mortgage loans	75,008	54,721	124,632	139,869
Gain/(loss) on sale of securities	-	-	(468,407)	-
Gain/(loss) on mark to market trading securities	(450,529)	-	(450,529)	-
Other	121,351	115,706	262,309	284,461
Total other income	160,492	593,051	358,180	1,204,434

OTHER EXPENSES:
Salaries	1,251,268	1,303,630	2,520,053	2,575,296
Employee benefits	189,896	201,359	378,402	392,810
Director fees	61,125	53,480	105,925	100,825
Net occupancy expense	246,478	244,984	482,428	468,202
Equipment expenses	280,789	260,594	564,076	524,479
FDIC assessment	7,715	8,188	15,514	16,094
Advertising	37,282	62,088	80,176	116,545
Stationery and supplies	40,778	36,350	82,478	82,092
Audit expense	63,132	44,194	126,259	89,675
Other real estate expense	4,498	18,070	183,701	44,459
Amortization of deposit premium	26,904	26,904	53,808	53,808
Other	511,348	516,166	1,047,137	1,001,020
Total other expenses	2,721,213	2,776,007	5,639,957	5,465,305

INCOME BEFORE INCOME TAX EXPENSE	749,092	1,157,516	1,209,586	2,399,533

Income tax expense	135,793	282,060	169,159	598,685

NET INCOME	$613,299	$875,456	$1,040,427	$1,800,848

EARNINGS PER SHARE DATA:

Basic earnings per share	$0.29	$0.41	$0.49	$0.85
Basic weighted shares outstanding	2,117,966	2,117,376	2,117,966	2,117,084

Diluted earnings per share	$0.29	$0.41	$0.49	$0.85
Diluted weighted shares outstanding	2,120,158	2,121,382	2,120,330	2,122,033

BRITTON& KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

Balance at December 31, 2005	2,116,316	$5,327,040	$7,254,113	$19,949,100	$(1,012,720)	$(257,375)	$31,260,158

Comprehensive Income:
Net income	-	-	-	1,800,848	-		1,800,848

Other comprehensive
income (net of tax):
Net change in unrealized gain/(loss)
on securities available for sale, net
of taxes for $410,999					(690,874)		(690,874)
Other Comprehensive gains from
derivatives, net of reclassification
adjustment of $12,700					(21,349)		(21,349)
Total Comprehensive Income							1,088,625

Cash Dividend paid $0.36 per share				(762,152)			(762,152)

Stock Options exercised	1,650	4,125	36,255				40,380

Balance at June 30, 2006	2,117,966	$5,331,165	$7,290,368	$20,987,796	$(1,724,943)	$(257,375)	$31,627,011

Balance at December 31, 2006	2,117,966	$5,331,165	$7,295,235	$22,003,063	$(775,200)	$(257,375)	$33,596,888
Adjustment to opening balance, net of tax, for the
adoption of SFAS No. 159				(411,989)			(411,989)
Adjusted opening balance, January 1, 2007				$21,591,074			$33,184,899

Comprehensive Income:
Net income	-	-	-	1,040,427	-		1,040,427

Other comprehensive
income (net of tax):
Net change in unrealized gain/(loss)
on securities available for sale, net
of taxes of $10,534					17,708		17,708
Other Comprehensive gains from
derivatives, net of reclassification
adjustment of $8,572					(14,409)		(14,409)
Total Comprehensive Income							1,043,726

Cash Dividend paid $0.36 per share				(762,468)			(762,468)
Fair value unexercised stock options			2,868				2,868

Balance at June 30, 2007	2,117,966	$5,331,165	$7,298,103	$21,869,033	$(771,901)	$(257,375)	$33,469,025

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED JUNE 30,

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,040,427	$1,800,848
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Deferred income taxes	(187,185)	(238,635)
Provision for loan losses	200,000	120,000
Provision for depreciation	391,290	389,931
Stock dividends received	(92,800)	(95,600)
(Gain)/loss on sale of other real estate	26,270	(3,323)
(Gain)/loss on sale of mortgage loans	(124,632)	(139,869)
(Gain)/loss on sale of investment securities	558,770	-
(Gain)/loss on valuation of trading securities	360,166	-
Net amortization (accretion) of securities	(13,136)	82,593
Amortization of deposit premium	53,808	53,808
Writedown of other real estate	211,958	22,178
Writedown of other repossessed assets	15,000	-
Net change in:
Purchase of trading securities	(21,171,178)	-
Proceeds from sales, maturities and paydowns
of trading securities	806,484	-
Loans held for sale	54,810	112,229
Accrued interest receivable	95,437	(3,793)
Cash surrender value	(22,318)	(20,046)
Other assets	(300,093)	(47,155)
Accrued interest payable	450,383	391,512
Accrued taxes and other liabilities	51,811	(394,112)

Net cash provided by (used in) operating activities	(17,594,728)	2,030,566

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase)/decrease in federal funds sold	164,886	398,688
Proceeds from sales, maturities and paydowns of securities:
Available-for-sale	57,574,695	7,599,210
Held-to-maturity	5,596,041	548,412
Redemption of FHLB stock	841,800	1,044,000
Purchases of securities:
Available-for-sale	(37,376,524)	(302,953)
Held-to-maturity	(4,640,000)	(309,929)
(Increase)/decrease in loans	(4,006,781)	1,981,361
Proceeds from sale and transfers of other real estate	362,850	34,401
Proceeds from sale and transfers of other repossessed assets	4,000	4,500
Purchase of premises and equipment	(268,236)	(305,257)

Net cash provided by (used in) investing activities	18,252,731	10,692,433

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED JUNE 30,
(continued)

	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES
Increase /(decrease) in customer deposits	(4,499,650)	6,112,286
Increase /(decrease) in brokered deposits	9,889,273	581,879
Increase /(decrease) in securities sold under
repurchase agreements	5,928,059	(1,315,393)
Increase /(decrease) in FHLB advances	(9,334,485)	(17,739,354)
Increase /(decrease) in advances from borrowers
for taxes and insurance	(156,695)	(159,994)
Cash dividends paid	(762,468)	(762,152)
Common stock issued	2,868	40,380

Net cash provided by (used in) financing activities	1,066,902	(13,242,348)

NET INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS	1,724,905	(519,350)

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	6,572,163	9,825,459

CASH AND DUE FROM BANKS AT END OF PERIOD	$8,297,068	$9,306,109

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Cash paid during the year for interest	$5,151,070	$4,389,108
Cash paid during the year for income taxes	$266,928	$1,051,298

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

Transfers from loans foreclosed to other real estate	$-	$78,078

Change in unrealized gains (losses)
on securities available for sale	$28,242	$(1,101,874)

Change in the deferred tax effect in unrealized
gains (losses) on securities available for sale	$10,534	$(410,999)

Change in unrealized gains (losses) on derivative	$(22,981)	$(34,049)

Change in the deferred tax effect in
unrealized gains (losses) on derivative	$(8,572)	$(12,700)

BRITTON& KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND DECEMBER 31, 2006

Note A.  Basis of Presentation

The consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 2006, has been derived from the audited financial statements of the Company for the year then ended.  The accompanying consolidated financial statements as of June 30, 2007, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the financial position and operating results of the periods presented.  Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

Note B.  Interest Rate Risk Management

In an effort to reduce funding costs, Britton & Koontz Bank, N.A., the Company’s wholly-owned subsidiary (the “Bank”), enters into or purchases interest rate caps.  On February 4, 2005, the Bank entered into an agreement with the Federal Home Loan Bank of Dallas (“FHLB”) to cap the interest rate paid on a $20 million advance for 3 years at 3-Month LIBOR with a strike price of 4% and a cost of 35 basis points (“bps”) plus a margin of 2 bps.  On October 18, 2005, the Bank entered into a second agreement with the FHLB to cap the interest rate paid on a $5 million advance for 2 years at 3-Month LIBOR with a strike price of 4.50% and a cost of 35 bps with no margin.  On August 15, 2006, the Bank entered into an agreement with the FHLB to cap the interest rate paid on a third $5 million advance for 2 years at 3-Month LIBOR with a strike price of 5.50% and a cost of 19 bps with no margin.  On July 25, 2007, 3-Month LIBOR was 5.36% and the first two caps are in the money. The cost of all caps is included in the monthly interest expense paid to the FHLB.  Other than these agreements with the FHLB, the Bank does not have any interest rate cap agreements.

Effective October 3, 2006, the Bank entered into an off-balance sheet interest rate swap agreement with a notional amount of $10 million to convert existing prime based loans to a fixed rate.  Under the terms of the agreement, the Bank receives a fixed rate of 7.769% and is obligated to pay a floating rate based on USD-Prime-H.15.  The original term is for three years, expiring October 5, 2009.  The fair value of this derivative, designated as a cash flow hedge and considered highly effective over its term, will be determined on a monthly basis and reported appropriately as comprehensive income/(loss) in the equity portion of the balance sheet.  Management and the Board of Directors periodically enter into such arrangements to protect against adverse swings in interest rates.  The current negative payment to the counterparty is expected to be temporary as management anticipates that the Federal Reserve will lower interest rates prior to the expiration of the swap agreement in 2009.  The negative carry to net interest income is viewed as insurance to protect against the decline in revenues on prime-based loans.  Management does not consider the arrangement to have a material impact toward the Company’s liquidity or capital resources or to pose any known risks with respect to market or credit risk

Note C.  Loans Held-for-Sale

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

Loans held-for-sale are primarily thirty year and fifteen year fixed rate, one to four family real estate loans which are valued at the lower of cost or market, as determined by outstanding commitments from investors or current investor yield requirements, calculated on an individual basis.  These loans are sold to protect earnings and equity from undesirable shifts in interest rates.  Unrealized losses on loans held-for-sale are charged against income in the period of decline.  Such declines are recorded in a valuation allowance account and deducted from the cost basis of the loans.  Gains on loans held-for-sale are recognized when realized.  Due to the short holding period before completion of the sale, there is generally no gain or loss on these loans.  On a monthly basis, loans held for sale are reviewed and reported on the balance sheet at the lower of cost or market.  At June 30, 2007, there were no loans classified as held-for-sale.

At least annually, all loans held in the portfolio are analyzed and compiled as to the individual characteristics of each loan.  If at any time a decision is made to sell any loan in the portfolio, such loan is reclassified as held-for-sale and carried at the lower of cost or market.

Note D.  Junior Subordinated Debentures

On March 26, 2003, the Company finalized its participation in FTN Financial Capital Market’s and Keefe, Bruyette & Woods’ pooled trust preferred offering.  The Company established Britton & Koontz Statutory Trust #1 which issued 5,000 capital securities and 155 common securities with an aggregate liquidation amount of $5 million and $155 thousand, respectively.  The term of the capital securities and debentures is 30 years, callable after 5 years at the option of the Company.  The initial interest rate was 4.41%, adjusting quarterly at 3-Month LIBOR plus 3.15% and capped at 11.75%.  The interest rate at June 30, 2007, was 8.51%.

Note E.  Loan Commitments

In the ordinary course of business, the Company enters into commitments to extend credit to its customers.  Letters of credit at June 30, 2007, and December 31, 2006, were $2.7 million and $2.1 million, respectively.  As of June 30, 2007, the Company had entered into other commercial and residential loan commitments with certain customers that had an aggregate unused balance of $60.5 million, a decrease from $64.5 million at December 31, 2006.  Because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire, the balances on such commitments should not be used to project actual future liquidity requirements.  However, the Company does incorporate expectations about the level of draws under all credit-related commitments into its funds management process.

Note F.  Earnings per Share

Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding.  The computation of diluted income per share assumes the exercise of all outstanding securities potentially convertible into common stock, including options granted, unless the effect is anti-dilutive.  The effect will be anti-dilutive when the exercise price per share of an option exceeds the current market price for a share of Company stock.  The Company accounts for its options under the recognition and measurement of fair value recognition provision of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.”  Using the Black-Scholes option-pricing model, the total cost of options granted to employees at June 30, 2007, was $2,868.  This amount has been included in compensation cost for the six months ended June 30, 2007.  The following information sets forth the computation of earnings per share for the three and six months ended June 30, 2007 and 2006.

	For the three months ended June 30,
	2007	2006
Basic weighted average shares outstanding	2,117,966	2,117,376
Dilutive effect of granted options	2,192	4,006

Diluted weighted average shares outstanding	2,120,158	2,121,382
Net income	$613,299	$875,456
Net income per share-basic	$0.29	$0.41
Net income per share-diluted	$0.29	$0.41

	For the six months ended June 30,
	2007	2006
Basic weighted average shares outstanding	2,117,966	2,117,084
Dilutive effect of granted options	2,364	4,948

Diluted weighted average shares outstanding	2,120,330	2,122,033
Net income	$1,040,427	$1,800,848
Net income per share-basic	$0.49	$0.85
Net income per share-diluted	$0.49	$0.85

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to present a review of the major factors affecting the financial condition of Britton & Koontz Capital Corporation (the “Company”) and its wholly-owned subsidiary, Britton & Koontz Bank, N.A. (the “Bank”), as of June 30, 2007, as compared to the Company’s financial condition as of December 31, 2006, and the results of operations of the Company for the three and six month periods ended June 30, 2007, as compared to the corresponding periods of 2006.

SUMMARY

The Company reported net income for the three months ended June 30, 2007, of $613 thousand, or $0.29 per diluted share, compared to $875 thousand, or $0.41 per diluted share, for the same period in 2006.  For the six months ended June 30, 2007, net income and earnings per share was $1.0 million, or $0.49 per diluted share, compared to $1.8 million, or $0.85 per diluted share, for the same period in 2006.  The decline in both quarter and year-to-date net income was primarily related to the Company’s adoption on April 5, 2007, of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value.

On April 12, 2007, the Company announced that effective January 1, 2007, the Company elected early adoption of Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (“SFAS 157”), and SFAS 159.  On that date, the Company announced that it had selected the fair value measurement option for approximately $55 million of its aggregate $64 million of available-for-sale investment securities. Thereafter, the securities selected for the fair value measurement option were sold and re-invested back into similar securities with an approximate 1.25% added yield.

Subsequently, after discussions with the Securities and Exchange Commission and further analysis of SFAS 159 by the accounting industry, the Company decided to apply SFAS 159 to only $20 million of the securities purchased in April, 2007, and as a result classified that amount into a new “trading” category of investment securities and classified the remaining $35 million as available-for-sale investment securities.  The loss in the amount of $559 thousand on the sale of the securities used to repurchase available-for-sale securities was accounted for as an “other than temporary impairment” in the first quarter of 2007 due to changes in interest rates since original purchase.

If interest rates rise in the remainder of 2007, the application of SFAS 159 will likely have a negative impact on the Company’s earnings due to the requirement under SFAS 159 that investment securities classified in the trading category be periodically marked to market.  As rates rise, the value of the investment securities declines and reduces our earnings.  However, future earnings from our securities portfolio in the last half of 2007 and thereafter are expected to be enhanced due to the re-investment of the sold securities at higher yields.  Management also expects that the anticipated lower cash flows from the longer duration securities purchased in April, 2007 will provide a hedge against the negative effects of the inverted yield curve and the margin compression produced by such a yield curve.  Additionally, management believes that losses sustained from any sale of securities and the eventual markdown of a portfolio should be viewed as an earnings adjustment that does not have a material effect on the Company’s underlying economics.  Whether a loss is held in the equity section of the balance sheet or marked to market through earnings, it is still a loss and neither option places the Company in a worse economic position.

Total assets increased $2.2 million from $369.3 million at December 31, 2006 to $371.5 million at June 30, 2007.  Cash and due from banks increased to $8.3 million at June 30, 2007, from $6.6 million at December 31, 2006.  The available-for-sale investment securities portfolio decreased from December 31, 2006, by $20.7 million to $43.7 million at June 30, 2007, primarily from the sale and repurchase of approximately $55 million of its investment securities and subsequent classification of $20 million of the newly purchased securities into the new trading category of investment securities.  The balance of the trading portfolio at June 30, 2007, was $19.6 million.  The held-to-maturity portfolio fell $958 thousand to $37.7 million from December 31, 2006, to June 30, 2007.  Net loans, excluding loans held for sale, at June 30, 2007, increased $3.6 million to $244.7 million since December 31, 2006.  Other real estate owned decreased $230 thousand over the same period.  Since December 31, 2006, total deposits have increased $5.4 million to $259.1 million at June 30, 2007, while borrowings have declined $3.4 million over the same period.  Total stockholders’ equity decreased $128 thousand to $33.5 million at June 30, 2007 from $33.6 million at December 31, 2006.

Financial Condition

Assets

The Company’s total assets increased $2.2 million from $369.3 million at December 31, 2006, to $371.5 million at June 30, 2007.  The increase was primarily due to growth in the loan portfolio offset by re-directing cash flows from the investment portfolio to pay down borrowed funds.

Investment Securities

The Company’s investment portfolio at June 30, 2007, consists of mortgage-backed and municipal securities.  Investment securities that are deemed to be held-to-maturity are accounted for by the amortized cost method while securities in the available-for-sale category are accounted for at fair value with valuation adjustments recorded in the equity section through other comprehensive income/(loss).  A new trading category was established in connection with the Company’s adoption of SFAS 159.  Securities classified as trading are accounted for at fair value with periodic valuation adjustments recorded directly to earnings.

Management determines the classification of its securities at acquisition.  Total held-to-maturity, available-for-sale and trading investment securities were $101.0 million at June 30, 2007, representing a decrease of $2.1 million since December 31, 2006, as cash flows were used to pay down borrowings.  Equity securities decreased $749 thousand due primarily to a mandatory redemption of Federal Home Loan Bank (“FHLB”) stock held by the Company as a result of modifications made by the FHLB of the minimum investment requirement for its members.  Equity securities are comprised primarily of Federal Reserve Bank stock of $522 thousand, FHLB stock of $2.8 million, the Company’s investment in its statutory trust of $155 thousand and ECD Investments, LLC membership interests of $100 thousand.

The amortized cost of the Bank’s investment securities at June 30, 2007, and December 31, 2006, are summarized in Table 1.

TABLE 1: COMPOSITION OF INVESTMENT PORTFOLIO (Amortized Cost)

	06/30/07	12/31/06
Mortgage-Backed Securities	$67,063,980	$61,518,891
Agencies Obligations	-	6,496,959
Obligations of State and
Political Subdivisions	35,470,671	36,175,580
Total	$102,534,651	$104,191,430

Loans

Net loans held to maturity increased $3.6 million during the first six months of 2007.  Increases of $12.8 million in the Company’s Baton Rouge, LA market in the second quarter of 2007 offset a decrease of $4.8 million in the Company’s Vicksburg, MS market and a decrease of $3.7 million in 1-4 family residential mortgage loans over the same period.  The Company’s Natchez, MS market was relatively flat in the second quarter of 2007.  Further declines are expected to occur in the residential real estate portfolio as management plans to replace cash flows from these loans with higher yielding commercial loans mainly in Baton Rouge.  Although management has been implementing this shift from residential real estate loans to commercial real estate loans for some time and believes that loan yield should improve in the process, it is aware that total loan volumes may decline throughout the year.

The Company intends to continue to broker the majority of its originations from its residential real estate segment in the secondary market.  This is known as “table funding” since the loan is funded by an outside party.  Management has decided to use table funding as opposed to funding these loans itself in an effort to streamline operations in the mortgage department.  It is expected that these streamlining efforts will also contribute to lower residential real estate loan portfolio balances.  However, these efforts will result in reduced servicing costs and will allow the mortgage department to focus on originations and fee income.   Gross loans to total assets increased to 66.5% at June 30, 2007, compared to 65.9% at December 31, 2006.  At June 30, 2007, the loan to deposit ratio was 95.4% compared to 96.0% at December 31, 2006.

Table 2 presents the Bank’s loan portfolio composition at June 30, 2007, and December 31, 2006.

TABLE 2: COMPOSITION OF LOAN PORTFOLIO (including loans held for sale)

	06/30/07	12/31/06
Commercial, financial & agricultural	$28,747,000	$32,868,000
Real estate-construction	50,918,000	30,069,000
Real estate-1-4 family residential	71,124,000	94,126,000
Real estate-other	87,474,000	75,237,000
Installment	8,747,000	12,478,000
Other	146,000	306,000
Total loans	$247,156,000	$245,084,000

The Company’s loan portfolio at June 30, 2007, had no significant concentrations of loans other than in the categories presented in the table above.

Bank Premises

There have been no material changes in the Company’s premises since the year-end.

Asset Quality

Nonperforming assets, including non-accrual loans, other real estate and loans 90 days or more delinquent, increased $792 thousand to $3.5 million at June 30, 2007, from $2.7 million at December 31, 2006.  The Bank’s nonperforming loan ratio increased to .99% at June 30, 2007, from .59% at December 31, 2006.  The increase is due primarily to increases in loans past due 90 days or more, which increased $541 thousand during this period.  Two commercial loans with a single customer in the amount of $772 thousand went 90 days past due while the Bank was waiting on current financials and appraisals.  Both loans were renewed on July 31, 2007, and their status has changed to current from 90 days past due.  A breakdown of nonperforming assets at June 30, 2007, and December 31, 2006, is shown in Table 3.

TABLE 3: BREAKDOWN OF NONPERFORMING ASSETS

	06/30/07	12/31/06
	(dollars in thousands)
Non-accrual loans by type:
Real estate	$1,313	$829
Installment	54	13
Commercial and all other loans	308	351
Total non-accrual loans	1,675	1,193
Loans past due 90 days or more	772	232
Total nonperforming loans	2,447	1,425
Other real estate owned (net)	1,027	1,257
Total nonperforming assets	$3,474	$2,682
Nonperforming loans as a percent of loans, net of unearned interest and loans held for sale	.99%	.59%

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

Based upon this evaluation, management believes the allowance for loan losses of $2.4 million at June 30, 2007, which represents .97% of gross loans held to maturity, is adequate, under prevailing economic conditions, to absorb probable losses on existing loans.  At June 30, 2007, total reserves included specific reserves of $721 thousand, general reserves of $1.2 million and unallocated reserves of $486 thousand.  At December 31, 2006, the allowance for loan loss was $2.3 million, or .96% of gross loans held to maturity.

              Provision for Possible Loan Losses

The provision for possible loan losses is a charge to earnings to maintain the allowance for possible loan losses at a level consistent with management’s assessment of the loan portfolio in light of current and expected economic conditions.  The provision for the three and six months ended June 30, 2007, was increased to $120 and $200 thousand from $60 and $120 thousand in the same periods in 2006.  The increase in both periods is due to the previously mentioned shift in the portfolio mix from residential real estate loans to commercial real estate loans and the presumed increased risk of these loans as well as to higher net charge-offs.

The Company regularly reviews the allowance in an effort to maintain it at an adequate level and provide necessary data to maintain a proper provision expense to earnings.  Based upon this evaluation, management believes that the provision for possible loan losses of $40 thousand per month going forward will be adequate to provide coverage for possible loan losses that may be inherent in the portfolio.

Table 4 details allowance activity for the six months ended June 30, 2007, and June 30, 2006:

TABLE 4: ACTIVITY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

	06/30/07	06/30/06
	(dollars in thousands)
Balance at beginning of period	$2,344	$2,378
Charge-offs:
Real Estate	(75)	(8)
Commercial	(74)	(16)
Installment and other	(40)	(40)
Recoveries:
Real Estate	1	22
Commercial	23	7
Installment and other	30	8
Net (charge-offs)/recoveries	(135)	(27)
Provision charged to operations	200	120
Balance at end of period	$2,409	$2,471
Allowance for loan losses as a percent of loans, net of unearned interest & loans held for sale	.97%	1.02%
Net charge-offs as a percent of average loans	.05%	.02%

Potential Problem Loans

At June 30, 2007, the Company had no loans, other than those balances incorporated in tables 3 and 4 above, which management had significant doubts as to the ability of the borrower to comply with current repayment terms.

Deposits

Total deposits increased $5.4 million from $253.8 million at December 31, 2006, to $259.1 million at June 30, 2007.  The increase in deposits is due primarily to the purchase of $10 million in brokered deposits.  The Company from time to time uses the brokered certificate of deposit market as an asset liability management tool.  This purchase allowed the Company to lengthen its funding and lock in an acceptable interest rate as a means of protecting against rising interest rates.

TABLE 5: COMPOSITION OF DEPOSITS

	06/30/07	12/31/06
Non-Interest Bearing	$46,241,886	$50,345,279
NOW Accounts	25,029,880	24,555,009
Money Market Deposit Accounts	35,620,143	37,101,457
Savings Accounts	18,859,238	18,082,839
Certificates of Deposit	133,395,751	123,672,691
Total Deposits	$259,146,898	$253,757,275

Borrowings

Total bank borrowings, including FHLB advances, federal funds purchased and customer repurchase agreements, decreased $3.4 million from $73.8 million at December 31, 2006 to $70.4 million at June 30, 2007.  The majority of the decrease resulted as FHLB advances were paid down with investment cash flows.  There has been a shift in the mix of borrowed funds as FHLB borrowings declined by $9.3 million while customer repurchase agreements increased $5.9 million.  Because of the nature of a customer repurchase agreement, the bank must include these liabilities as borrowings rather than local customer deposits.  The amounts are made up almost entirely from agreements made with local customers to sweep overnight funds from their deposit accounts.  Management believes these accounts perform more like a core deposit rather than a bank obligation.

Capital

Stockholders' equity totaled $33.5 million at June 30, 2007, compared to $33.6 million at December 31, 2006.  The Company posted earnings of $1.0 million which were offset by $762 thousand in dividends paid, and a $412 thousand transfer of unrealized losses in the available-for-sale portfolio at December 31, 2006, directly to retained earnings due to the adoption of SFAS 159.

Losses in the available-for-sale investment portfolio and off-balance sheet derivatives, included in comprehensive income, are considered declines due to interest rates and are therefore only a temporary impairment of the security.

Components of comprehensive income are excluded from the calculation of capital ratios.  The Company maintained a total capital to risk weighted assets ratio of 14.63%, a Tier 1 capital to risk weighted assets ratio of 13.77% and a leverage ratio of 10.46% at June 30, 2007.  These levels substantially exceed the minimum requirements of bank regulatory agencies for well-capitalized institutions of 10.00%, 6.00% and 5.00%, respectively.  The ratio of shareholders' equity to assets decreased to 9.0% at June 30, 2007, compared to 9.1% at December 31, 2006.

Off-Balance Sheet Arrangements

There have been no significant changes in the Company’s off-balance sheet arrangements during the six months ended June 30, 2007.  See Note B and Note E to the Company’s consolidated financial statements for a description of the Company’s off-balance sheet arrangements.

Results of Operations

Net Income

Net income for the three months ended June 30, 2007, decreased to $613 thousand, or $0.29 per diluted share, compared to $875 thousand, or $0.41 per diluted share, for the same period in 2006.  Returns on average assets and average equity were .67% and 7.26%, respectively, for the three months ended June 30, 2007, compared to .93% and 11.08%, respectively, for the same period in 2006.  The decrease is due primarily to marking the Company’s trading portfolio to market for the quarter ended June 30, 2007.  Increases in interest rates caused a decline of $450 thousand in the Company’s trading portfolio, which resulted in an after-tax decline in net income of $282 thousand.  Offsetting this decline was higher service charges on deposit accounts and increased income from the sale of residential mortgage loans.

For the six months ended June 30, 2007, net income was $1.0 million, or $0.49 per diluted share, compared to $1.8 million, or $0.85 per diluted share, for the same period in 2006.  This decrease, much like the decrease for the three months ended June 30, 2007, was due to the after-tax decline in the trading portfolio of $282 thousand along with after-tax losses of $350 thousand attributed to the sale of approximately $35 million in available-for-sale securities.

Net Interest Income and Net Interest Margin

One of the largest components of the Company’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds.  The net interest margin is net interest income expressed as a percentage of average earning assets.

Net interest income increased $29 thousand to $3.4 million for the three months ended June 30, 2007, as compared to the same period in 2006.  The slight increase is due to increased yield on the investment portfolio as the Company repurchased securities with higher yields to replace the $35 million of its available-for-sale investment securities and $20 million of its investment securities in the trading portfolio sold in the second quarter of 2007 in connection with its adoption of SFAS 159, as described earlier.  Higher fees and a slowing of margin compression in the second quarter of 2007 contributed to the improvement in net interest margin to 3.91% for the quarter ended June 30, 2007, compared to 3.83% at June 30, 2006.  The Company’s interest rate spread, which is the difference in the weighted average interest rate on earning assets less the weighted average interest rate on interest bearing liabilities, declined 3 basis points to 3.17% for the quarter ended June 30, 2007, compared to 3.20% during the same period in 2006.

For the six months ended June 30, 2007, net interest income decreased $89 thousand to $6.7 million compared to the same period in 2006.  The decrease was due primarily to a combination of lower volumes and a greater decline in interest rate spread during the six month analysis compared to the three month analysis.  Interest rate spread declined 10 basis points to 3.09% for the six months ended June 30, 2007, compared to 3.19% for the same period in 2006.  The lesser decline in interest rate spread for the three months ended June 30, 2007, over the six months ended June 30, 2007, points toward a slowing margin compression which should contribute to higher net interest income in the future.  Net interest margin increased to 3.82% for the six months ended June 30, 2007, as compared to 3.78% in the same period in 2006.

The Federal Reserve began in mid-2004 raising the Federal Funds rate, which currently is 5.25%.  Management believes that barring additional inflation concerns by the Federal Reserve, interest rates should stabilize and begin to decline.  As the interest rate curve begins to normalize and interest rate spreads begin to grow, net interest income should begin to increase.  At this point in the rate cycle, management does not expect any material decreases in net interest income or material negative compression in net interest margin.  In addition, funding cost increases continue to be limited by the Company’s purchase of interest rate caps on $30 million of its FHLB term advances.  See Note B to the Consolidated Financial Statements above for further information concerning these arrangements.  Management believes that these two factors provide a protective hedge against material declines in net interest income or net interest margin.

Non-Interest Income

Non-interest income includes service charges on deposit accounts, income from fiduciary activities, gains from the sale of mortgage loans and other revenue not derived from interest on earning assets.  Non-interest income for the three months ended June 30, 2007, decreased $432 thousand to $160 thousand compared to the three month period ended June 30, 2006, due to the $450 thousand market decline in the trading securities portfolio.

For the six months ended June 30, 2007, non-interest income decreased $846 thousand to $358 thousand compared to the same period in 2006.  The decrease is due primarily to the $360 thousand market decline in the trading securities portfolio along with the loss of $559 thousand on the sale of approximately $35 million in available-for-sale securities.

Non-Interest Expense

Non-interest expense includes salaries and benefits, occupancy, equipment and other operating expenses.  Non-interest expense for the three months ended June 30, 2007, declined $55 thousand to $2.7 million compared to the same period in 2006.  Total non-interest expense declined due mainly to lower personnel costs.

Non-interest expense for the six months ended June 30, 2007, increased $175 thousand to $5.6 million compared to $5.5 million during the same period in 2006.  This increase was due primarily to a $145 thousand increase in write-downs of other real estate in the first six months of 2007.

Income Taxes

The Company recorded income tax expense of $136 thousand for the three months ended June 30, 2007, compared to $282 thousand for the same period in 2006.Income tax expense for the six months ended June 30, 2007, was $169 thousand compared to $599 thousand during the same period in 2006.  The decrease in both periods was related to adjustments regarding the adoption of SFAS 159.

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

The Company’s cash and cash equivalents increased $1.7 million to $8.3 million at June 30, 2007, from $6.6 million at December 31, 2006.  For the six months ended June 30, 2007, cash provided by investing and financing was $18.2 million and $1.1 million, respectively, while operating activities used $17.6 million.

The Company has unsecured federal funds lines with correspondent banks and maintains the ability to draw on its line of credit with the FHLB in the amounts of approximately $44 and $54 million, respectively. Management believes it maintains adequate liquidity for the Company’s current needs.

In the ordinary course of business, the Company enters into commitments to extend credit to its customers.  See Note E, “Loan Commitments,” to the Consolidated Financial Statements for a discussion of the Company’s commitments to extend credit as of June 30, 2007.

The Company’s liquidity and capital resources are substantially dependent on the ability of the Bank to transfer funds to the Company in the form of dividends, loans and advances.  Certain restrictions exist on the ability of the Bank to transfer such funds to the Company in the form of dividends or loans.  Under federal law, the directors of a national bank, after making proper deduction for all expenses and other deductions required by the Comptroller of the Currency, may credit net profits to the bank’s undivided profits account and may declare a dividend from that account of so much of the net profits as they judge expedient.  The Comptroller and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings.  The Bank’s ability to pay dividends to the Company is also limited by prudence, statutory and regulatory guidelines and a variety of other factors.  At June 30, 2007, retained earnings available for payment of cash dividends under applicable dividend regulations exceeded $4.9 million.

Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations.  At June 30, 2007, the maximum amount available for transfer from the Bank to the Company in the form of loans on a secured basis was $3.2 million.  There were no loans outstanding from the Bank to the Company at June 30, 2007.

Contractual Obligations

There were no material changes outside of the ordinary course of business to any of the contractual obligations disclosed in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2007.

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

Annually, an Economic Value of Equity (“EVE”) analysis is performed to determine the sensitivity of capital associated with interest rate changes.  The analysis indicated that, at December 31, 2006, there is a slight exposure to both rising and falling rates.  These results are driven primarily by offsetting factors – the relative change in value to the Bank of its residential real estate and commercial real estate portfolios and its core deposit base.  As rates fall, the assets increase in value.  Counteracting this, however, is the relative decrease in value of the core deposit base.  Likewise as rates rise, the assets extend and their value declines, while core deposit values increase as the lower cost funding is inherently worth more to the Bank.  The worst case exposure is in the -300 basis point rate shock, in which the Bank’s EVE ratio (economic value of equity as a percentage of the economic value of assets) falls from 12.75% to 10.56%.  Even in this scenario, the Bank’s capital ratio would still significantly exceed the minimum ratio of 5% required to be “well capitalized.”  The 219 basis point change in value still places the Bank in a minimum risk position as determined by the Office of Thrift Supervision (“OTS”) Risk Summary – TB13A.  Even though the Bank does not fall under OTS regulatory guidelines, it believes it is a valid measure of risk and a means to view the trend from a historical basis. The committee as reported to the Board of Directors agreed that this was well within acceptable limits.

The addition of trading as a third category in the investment security portfolio is not expected to change the Company’s market risk position significantly.  However, changes in interest rates that contribute to gains or losses in a security classified as trading may result in more volatility in earnings than in the past as gains or losses begin to flow through earnings rather than through equity.

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

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes in the risk factors previously disclosed in such Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s ability to pay dividends to its shareholders is substantially dependent on the ability of the Bank to transfer funds to the Company in the form of dividends, loans and advances.  Federal law imposes limitations on the payment of dividends by national banks.  Under federal law, the directors of a national bank, after making proper deduction for all expenses and other deductions required by the Comptroller of the Currency, may credit net profits to the bank’s undivided profits account and may declare a dividend from that account of so much of the net profits as they judge expedient.  The Comptroller and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings.  The Bank’s ability to pay dividends to the Company is also limited by prudence, statutory and regulatory guidelines and a variety of other factors.  At June 30, 2007, retained earnings available for payment of cash dividends under applicable dividend regulations exceed $4.9 million.

Item 4.     Submission of Matters to a Vote of Security Holders

The 2007 Annual Meeting of Shareholders of the Company was held in the lobby of the main office of Britton & Koontz Bank, N.A., 500 Main Street, Natchez, Mississippi 39120, on Tuesday, April 24, 2007.

At the Annual Meeting, three Class II directors were elected.  The nominees for election as a Class II director received the number of votes set forth opposite their names in the table below.

Nominee	Number of Votes Cast “FOR” Nominee	Number of Votes Withheld
W. W. Allen, Jr.	1,420,563	217,136
Craig A. Bradford, D.M.D.	1,420,563	217,136
Vinod K. Thukral, Ph.D.	1,420,563	217,136

At the Annual Meeting, shareholders voted on the Britton & Koontz Capital Corporation 2007 Long-Term Incentive Compensation Plan.  Votes were cast as follows:

For	Against	Abstain	Broker Non-Votes
919,267	251,654	22,934	443,843

In addition to the directors noted above who were elected at the Annual Meeting, the following directors continued in office after the Annual Meeting: George R. Kurz, R. Andrew Patty II., Robert R. Punches, A. J. Ferguson and Bethany L. Overton.

Item 6.	Exhibits

Exhibit		Description of Exhibit

3.1	*
Restated Articles of Incorporation of Britton & Koontz Capital Corporation, as amended, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2006.

3.2	*
By-Laws of Britton & Koontz Capital Corporation, as amended and restated, incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007.

4.1	*
Shareholder Rights Agreement dated June 1, 1996, between Britton & Koontz Capital Corporation and Britton & Koontz First National Bank, as Rights Agent, incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-8, Registration No. 333-20631, filed with the Securities and Exchange Commission on January 29, 1997.

4.2	*
Amendment No. 1 to Rights Agreement dated as of August 15, 2006, by and between Britton & Koontz Capital Corporation and Britton & Koontz Bank, N.A., incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2006.

10.1	*
Britton & Koontz Capital Corporation 2007 Long-Term Incentive Compensation Plan, incorporated by reference to Appendix B to Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 21, 2007.

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

BRITTON AND KOONTZ CAPITAL CORPORATION

Date:	August 13, 2007	/s/ W. Page Ogden
W. Page Ogden
Chief Executive Officer

Date:	August 13, 2007	/s/ William M. Salters
William M. Salters
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit

31.1	Certifications of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002