Form 10-Q
period 2007-09-30
BRITTON & KOONTZ CAPITAL CORP
filed 2007-11-14
CIK 707604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2007

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

2,117,966 Shares of Common Stock, Par Value $2.50, were outstanding as of November 1, 2007.

BRITTON & KOONTZ CAPITAL CORPORATION
AND SUBSIDIARIES

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
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

A S S E T S

ASSETS:	2007	2006
Cash and due from banks:
Non-interest bearing	$6,674,505	$6,254,364
Interest bearing	6,909,870	317,799
Total cash and due from banks	13,584,375	6,572,163

Federal funds sold	138,358	304,569
Investment Securities:
Trading (amortized cost, in 2007 and 2006,
of $19,749,981 and $0, respectively	19,525,452	-
Available-for-sale (amortized cost, in 2007 and 2006,
of $43,802,706 and $65,580,510, respectively)	43,199,546	64,419,428
Held-to-maturity (market value, in 2007 and 2006,
of $38,304,022 and $39,525,495, respectively)	38,217,744	38,610,920
Equity securities	3,629,800	4,339,700
Loans, less unearned income of $(115) in 2007 and
$122 in 2006, and allowance for loan losses of
$2,490,231 in 2007 and $2,344,434 in 2006	232,478,984	241,190,049
Loans held for sale	-	54,810
Bank premises and equipment, net	7,508,902	7,719,278
Other real estate, net of reserves of $23,340	851,110	1,256,611
Accrued interest receivable	2,390,261	2,437,387
Cash surrender value of life insurance	1,004,599	973,212
Core Deposit, net	692,562	773,275
Other assets	796,130	666,839

TOTAL ASSETS	$364,017,823	$369,318,241

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits
Non-interest bearing	$45,459,206	$50,345,279
Interest bearing	209,791,513	203,411,996
Total deposits	255,250,719	253,757,275

Federal Home Loan Bank advances	37,497,443	65,667,972
Securities sold under repurchase agreements	28,264,232	8,149,016
Accrued interest payable	2,285,532	1,786,288
Advances from borrowers for taxes and insurance	297,347	401,678
Accrued taxes and other liabilities	754,426	804,124
Junior subordinated debentures	5,155,000	5,155,000
Total liabilities	329,504,699	335,721,353

STOCKHOLDERS' EQUITY:
Common stock - $2.50 par value per share;
12,000,000 shares authorized; 2,132,466 issued and 2,117,966
outstanding, for September 30, 2007, and December 31, 2006	5,331,165	5,331,165
Additional paid-in capital	7,303,287	7,295,235
Retained earnings	22,488,874	22,003,063
Accumulated other comprehensive income	(352,827)	(775,200)
	34,770,499	33,854,263
Cost of 14,500 shares of common stock held by the company	(257,375)	(257,375)
Total stockholders' equity	34,513,124	33,596,888

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$364,017,823	$369,318,241

BRITTON& KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
INTEREST INCOME:
Interest and fees on loans	$4,927,873	$4,790,269	$14,604,205	$13,615,831
Interest on investment securities:
Taxable interest income	983,216	870,895	2,765,617	2,766,923
Exempt from federal taxes	408,169	409,090	1,236,172	1,227,191
Interest on federal funds sold	4,144	3,286	10,225	24,619
Total interest income	6,323,402	6,073,540	18,616,219	17,634,564

INTEREST EXPENSE:
Interest on deposits	1,976,714	1,676,086	5,845,880	4,682,662
Interest on Federal Home Loan Bank advances	505,670	764,641	1,825,196	2,178,734
Interest on trust preferred securities	108,624	109,953	322,410	309,023
Interest on securities sold under repurchase agreements	269,840	135,690	468,815	296,571
Total interest expense	2,860,848	2,686,370	8,462,301	7,466,990

NET INTEREST INCOME	3,462,554	3,387,170	10,153,918	10,167,574

Provision for loan losses	120,000	90,000	320,000	210,000

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	3,342,554	3,297,170	9,833,918	9,957,574

OTHER INCOME:
Service charges on deposit accounts	409,424	355,885	1,197,900	1,028,668
Income from fiduciary activities	999	9,492	2,997	29,233
Income from networking arrangements	68,894	52,763	194,865	140,343
Insurance premiums and commissions	25	50	75	74
Gain/(loss) on sale of ORE	-	10,691	(26,270)	10,691
Gain/(loss) on sale of mortgage loans	91,889	67,990	216,521	207,859
Gain/(loss) on sale of securities	-	(1,875)	(558,770)	(1,875)
Gain/(loss) on trading securities	204,754	-	(155,412)	-
Gain/(loss) on sale of other assets	1,000	-	1,000	-
Other	102,796	122,958	365,055	407,395
Total other income	879,781	617,954	1,237,961	1,822,388

OTHER EXPENSES:
Salaries	1,327,749	1,268,836	3,847,802	3,844,132
Employee benefits	189,403	182,096	567,805	574,906
Director fees	52,500	47,750	158,425	148,575
Net occupancy expense	241,814	252,245	724,242	720,447
Equipment expenses	287,544	279,469	851,620	803,948
FDIC assessment	7,733	8,272	23,247	24,366
Advertising	41,594	53,736	121,770	170,281
Stationery and supplies	61,795	46,940	144,273	129,032
Audit expense	57,292	50,029	183,551	139,704
Other real estate expense	118,113	23,599	301,814	68,058
Amortization of deposit premium	26,904	26,904	80,712	80,712
Other	450,047	430,208	1,497,184	1,431,228
Total other expenses	2,862,488	2,670,084	8,502,445	8,135,389

INCOME BEFORE INCOME TAX EXPENSE	1,359,847	1,245,040	2,569,434	3,644,573

Income tax expense	358,773	321,337	527,932	920,022

NET INCOME	$1,001,074	$923,703	$2,041,502	$2,724,551

EARNINGS PER SHARE DATA:

Basic earnings per share	$0.47	$0.44	$0.96	$1.29
Basic weighted shares outstanding	2,117,966	2,117,966	2,117,966	2,117,381

Diluted earnings per share	$0.47	$0.44	$0.96	$1.28
Diluted weighted shares outstanding	2,119,093	2,122,015	2,119,824	2,121,943

Cash dividends per share	$0.18	$0.18	$0.54	$0.54

BRITTON& KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

Balance at December 31, 2005	2,116,316	$5,327,040	$7,254,113	$19,949,100	$(1,012,720)	$(257,375)	$31,260,158

Comprehensive Income:
Net income	-	-	-	2,724,551	-		2,724,551

Other comprehensive income, net of tax:
Net change in unrealized gain/(loss)
on securities available for sale,
net of taxes of $28,590					48,059		48,059
Other Comprehensive gains from
derivatives, net of reclassification
adjustment of $155					(260)		(260)
Total Comprehensive Income							2,772,350

Cash Dividend paid $0.54 per share				(1,143,386)			(1,143,386)

Stock Options exercised	1,650	4,125	31,119				35,244

Fair value of unexercised stock options			7,570				7,570
Balance at September 30, 2006	2,117,966	5,331,165	7,292,802	21,530,265	$(964,921)	(257,375)	$32,931,936

Balance at December 31, 2006	2,117,966	$5,331,165	$7,295,235	$22,003,063	$(775,200)	$(257,375)	$33,596,888
Adjustment to opening balance, net of tax, for the
adoption of SFAS No. 159				(411,989)			(411,989)
Adjusted opening balance, January 1, 2007				$21,591,074			$33,184,899

Comprehensive Income:
Net income	-	-	-	2,041,502	-		2,041,502

Other comprehensive income, net of tax:
Net change in unrealized gain/(loss)
on securities available for sale,
net of taxes of $208,104					349,817		349,817
Other Comprehensive gains from
derivatives, net of reclassification
adjustment of $43,163					72,556		72,556
Total Comprehensive Income							2,463,875

Cash Dividend paid $0.54 per share				(1,143,702)			(1,143,702)

Fair value of unexercised stock options			8,052				8,052
Balance at September 30, 2007	2,117,966	$5,331,165	$7,303,287	$22,488,874	$(352,827)	$(257,375)	$34,513,124

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED SEPTEMBER 30,

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,041,502	$2,724,551
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Deferred income taxes	(298,255)	(181,080)
Provision for loan losses	320,000	210,000
Provision for losses on foreclosed real estate	23,340	-
Provision for depreciation	592,380	591,234
Stock dividends received	(131,900)	(142,900)
(Gain)/loss on sale of other real estate	26,270	(10,691)
(Gain)/loss on sale of other repossessed assets	(1,000)	-
(Gain)/loss on sale of mortgage loans	(216,521)	(207,859)
(Gain)/loss on sale of investment securities	558,770	1,875
(Gain)/loss on valuation of trading securities	155,412	-
Net amortization (accretion) of securities	(11,420)	115,976
Amortization of deposit premium	80,712	80,712
Writedown of other real estate	297,959	22,178
Writedown of other repossessed assets	15,000	-
Purchase of trading securities	(21,171,178)	-
Proceeds from sales, maturities and paydowns
of trading securities	1,079,229	-
Net change in:
Loans held for sale	54,810	171,200
Accrued interest receivable	47,126	(209,013)
Cash surrender value	(31,387)	(28,167)
Other assets	18,542	(190,692)
Accrued interest payable	499,244	468,414
Accrued taxes and other liabilities	(49,823)	144,170

Net cash provided by (used in) operating activities	(16,101,188)	3,559,908

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase)/decrease in federal funds sold	166,210	127,360
Proceeds from sales, maturities and paydowns of securities:
Available-for-sale	58,187,260	16,370,116
Held-to-maturity	5,698,207	713,263
Redemption of FHLB stock	841,800	1,044,000
Purchases of securities:
Available-for-sale	(36,954,202)	(5,286,957)
Held-to-maturity	(5,308,539)	(309,929)
(Increase)/decrease in loans	8,298,668	(2,310,396)
Proceeds from sale and transfers of other real estate	362,850	152,713
Proceeds from sale and transfers of other repossessed assets	5,000	4,500
Proceeds from sale of premises and equipment	491	-
Purchase of premises and equipment	(382,495)	(358,606)

Net cash provided by (used in) investing activities	30,915,250	10,146,064

CASH FLOWS FROM FINANCING ACTIVITIES
Increase /(decrease) in customer deposits	(5,283,524)	(1,169,515)
Increase /(decrease) in brokered deposits	6,776,968	600,670
Increase /(decrease) in securities sold under
repurchase agreements	20,115,216	1,355,271
Increase /(decrease) in FHLB advances	(28,170,529)	(15,252,485)
Increase /(decrease) in advances from borrowers
for taxes and insurance	(104,331)	(106,762)
Cash dividends paid	(1,143,702)	(1,143,385)
Common stock issued	8,052	42,814

Net cash provided by (used in) financing activities	(7,801,850)	(15,673,392)

NET INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS	7,012,212	(1,967,420)

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	6,572,163	9,825,459

CASH AND DUE FROM BANKS AT END OF PERIOD	$13,584,375	$7,858,039

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Cash paid during the year for interest	$7,963,057	$6,998,576
Cash paid during the year for income taxes	$670,312	$1,051,298

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

Transfers from loans foreclosed to other real estate	$304,918	$137,754

Change in unrealized gains (losses)
on securities available for sale	$557,921	$76,649

Change in the deferred tax effect in unrealized
gains (losses) on securities available for sale	$208,104	$28,590

Change in unrealized gains (losses) on derivative	$115,719	$(415)

Change in the deferred tax effect in
unrealized gains (losses) on derivative	$43,163	$(155)

BRITTON& KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

Note A.  Basis of Presentation

The consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 2006, has been derived from the audited financial statements of the Company for the year then ended.  The accompanying consolidated financial statements as of September 30, 2007, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the financial position and operating results of the periods presented.  Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

Note B.  Interest Rate Risk Management

In an effort to reduce funding costs, Britton & Koontz Bank, N.A., the Company’s wholly-owned subsidiary (the “Bank”), enters into or purchases interest rate caps.  On February 4, 2005, the Bank entered into an agreement with the Federal Home Loan Bank of Dallas (“FHLB”) to cap the interest rate paid on a $20 million advance for 3 years at 3-Month LIBOR with a strike price of 4% and a cost of 35 basis points (“bps”) plus a margin of 2 bps.  On October 18, 2005, the Bank entered into a second agreement with the FHLB to cap the interest rate paid on a $5 million advance for 2 years at 3-Month LIBOR with a strike price of 4.50% and a cost of 35 bps with no margin.  This agreement matured on October 18, 2007.  On August 15, 2006, the Bank entered into a third agreement with the FHLB to cap the interest rate paid on a $5 million advance for 2 years at 3-Month LIBOR with a strike price of 5.50% and a cost of 19 bps with no margin.  On September 28, 2007, 3-Month LIBOR was 5.23% and the first two caps were in the money. The cost of all caps is included in the monthly interest expense paid to the FHLB.

Effective October 3, 2006, the Bank entered into an off-balance sheet interest rate swap agreement with a notional amount of $10 million to convert existing prime based loans to a fixed rate.  Under the terms of the agreement, the Bank receives a fixed rate of 7.769% and is obligated to pay a floating rate based on USD-Prime-H.15.  The original term is for three years, expiring October 5, 2009.  The fair value of this derivative, designated as a cash flow hedge and considered highly effective over its term, will be determined on a monthly basis and reported appropriately as comprehensive income/(loss) in the equity portion of the balance sheet.  Management and the Board of Directors periodically enter into interest rate swap arrangements to protect against adverse swings in interest rates and view any costs associated with the transaction as protection against the decline in revenues on prime-based loans.  Management does not consider the arrangement to have a material impact toward the Company’s liquidity or capital resources or to pose any known risks with respect to market or credit risk.

On August 10, 2007, the Bank entered into a 5 year, no-call 2-year Structured Repurchase Agreement with JP Morgan Chase Bank, N.A. (“Chase”) for $20 million.  Terms of the transaction call for the Bank to pay a fixed rate of 4.82%.  In the first two years such rate is subject to reduction if 3-Month LIBOR is greater than 5.36% measured two business days prior to the 10th of each February, May, August and November.  Accordingly, during this two-year no-call period, the Bank’s cost of funds cannot exceed the initial rate of 4.82%.  Chase, in its discretion, may terminate the transaction on August 10, 2009, and quarterly thereafter.  The Bank is required to maintain a margin percentage of 105% on securities subject to the transaction.

Note C.  Loans Held-for-Sale

The Company originates loans that will be sold in the secondary market and other loans that it plans to hold to maturity.  Loans to be held in the portfolio until maturity are classified at origination based on the Company’s intent and ability to hold until maturity.  These loans are reported at their outstanding balance.  Loans held for sale are designated at origination and locked in with an approved investor by obtaining a forward commitment to purchase the loan, usually not to exceed 30 days from closing.  Management has a clear intent to sell the loan based on the commitment it has obtained from the investor.

Loans held-for-sale are primarily thirty year and fifteen year fixed rate, one to four family real estate loans which are valued at the lower of cost or market, as determined by outstanding commitments from investors or current investor yield requirements, calculated on an individual basis.  These loans are sold to protect earnings and equity from undesirable shifts in interest rates.  Unrealized losses on loans held-for-sale are charged against income in the period of decline.  Such declines are recorded in a valuation allowance account and deducted from the cost basis of the loans.  Gains on loans held-for-sale are recognized when realized.  Due to the short holding period before completion of the sale, there is generally no gain or loss on these loans.  On a monthly basis, loans held for sale are reviewed and reported on the balance sheet at the lower of cost or market.  At September 30, 2007, and December 31, 2006, loans classified as held-for-sale were $0 and $55 thousand, respectively.

At least annually, all loans held in the portfolio are analyzed and compiled as to the individual characteristics of each loan.  If at any time a decision is made to sell any loan in the portfolio, such loan is reclassified as held-for-sale and carried at the lower of cost or market.

Note D.  Junior Subordinated Debentures

On March 26, 2003, the Company finalized its participation in FTN Financial Capital Market’s and Keefe, Bruyette & Woods’ pooled trust preferred offering.  The Company established Britton & Koontz Statutory Trust #1 which issued 5,000 capital securities and 155 common securities with an aggregate liquidation amount of $5 million and $155 thousand, respectively.  The term of the capital securities and debentures is 30 years, callable after 5 years at the option of the Company.  The initial interest rate was 4.41%, adjusting quarterly at 3-Month LIBOR plus 3.15% and capped at 11.75%.  The interest rate at September 30, 2007, was 8.35%.

Note E.  Loan Commitments

In the ordinary course of business, the Company enters into commitments to extend credit to its customers.  Letters of credit at September 30, 2007, and December 31, 2006, were $3.0 million and $2.1 million, respectively.  As of September 30, 2007, the Company had entered into other commercial and residential loan commitments with certain customers that had an aggregate unused balance of $57.5 million, a decrease from $64.5 million at December 31, 2006.  Because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire, the balances on such commitments should not be used to project actual future liquidity requirements.  However, the Company does incorporate expectations about the level of draws under all credit-related commitments into its funds management process.

Note F.  Earnings per Share

Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding.  The computation of diluted income per share assumes the exercise of all outstanding securities potentially convertible into common stock, including options granted, unless the effect is anti-dilutive.  The effect will be anti-dilutive when the exercise price per share of an option exceeds the current market price for a share of Company stock.  The Company accounts for its options under the recognition and measurement of fair value recognition provision of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.”  Using the Black-Scholes option-pricing model, the total cost of options granted to employees at September 30, 2007, was $8 thousand, net of tax.  This amount has been included in compensation cost for the nine months ended September 30, 2007.  The following information sets forth the computation of earnings per share for the three and nine months ended September 30, 2007 and 2006.

	For the three months ended September 30,
	2007	2006
Basic weighted average shares outstanding	2,117,966	2,117,966
Dilutive effect of granted options	1,127	4,049

Diluted weighted average shares outstanding	2,119,093	2,122,015
Net income	$1,001,074	$923,703
Net income per share-basic	$0.47	$0.44
Net income per share-diluted	$0.47	$0.44
	For the nine months ended September 30,
	2007	2006
Basic weighted average shares outstanding	2,117,966	2,117,381
Dilutive effect of granted options	1,858	4,562

Diluted weighted average shares outstanding	2,119,824	2,121,943
Net income	$2,041,502	$2,724,551
Net income per share-basic	$0.96	$1.29
Net income per share-diluted	$0.96	$1.28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to present a review of the major factors affecting the financial condition of Britton & Koontz Capital Corporation (the “Company”) and its wholly-owned subsidiary, Britton & Koontz Bank, N.A. (the “Bank”), as of September 30, 2007, as compared to the Company’s financial condition as of December 31, 2006, and the results of operations of the Company for the three and nine month periods ended September 30, 2007, as compared to the corresponding periods of 2006.

SUMMARY

The Company reported net income for the three months ended September 30, 2007, of $1.0 million, or $0.47 per diluted share, compared to $924 thousand, or $0.44 per diluted share, for the same period in 2006.  For the nine months ended September 30, 2007, net income was $2.0 million, or $0.96 per diluted share, compared to $2.7 million, or $1.28 per diluted share, for the same period in 2006.  The increase in quarterly net income was primarily related to a $130 thousand after-tax gain following the Bank’s markdown of its trading investment securities portfolio in the first and second quarter of 2007.  The decline in net income for the nine months ended September 30, 2007 is primarily due to the Company’s adoption on April 5, 2007, of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value.  As discussed in the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2007, in connection with the Company’s adoption of SFAS 159, an after-tax loss of $350 thousand was recorded in the first quarter of 2007 on the sale of approximately $35 million in available-for-sale investment securities in the second quarter of 2007.  Other items contributing to the decline in the Company’s net income for the nine months ended September 30, 2007, were markdowns in the trading portfolio since acquisition along with write-downs of $173 thousand, after-tax, on other real estate properties.

Total assets decreased $5.3 million from $369.3 million at December 31, 2006, to $364.0 million at September 30, 2007.  Cash and due from banks increased to $13.6 million at September 30, 2007, from $6.6 million at December 31, 2006.  The available-for-sale investment securities portfolio decreased from December 31, 2006, by $21.2 million to $43.2 million at September 30, 2007, primarily from the sale and repurchase of approximately $55 million of its investment securities and subsequent classification of $20 million of the newly purchased securities into the new trading category of investment securities undertaken in connection with the Company’s adoption of SFAS 159.  The balance of the trading portfolio at September 30, 2007, was $19.5 million.  The held-to-maturity portfolio fell $393 thousand to $38.3 million from December 31, 2006, to September 30, 2007.  Net loans, excluding loans held for sale, at September 30, 2007, decreased $8.7 million to $232.5 million since December 31, 2006.  Other real estate owned decreased $406 thousand over the same period.  Since December 31, 2006, total deposits have increased $1.5 million to $255.3 million at September 30, 2007, while borrowings have declined $8.1 million over the same period.  Total stockholders’ equity increased $916 thousand to $34.5 million at September 30, 2007 from $33.6 million at December 31, 2006.

Financial Condition

Assets

The Company’s total assets fell $5.3 million from $369.3 million at December 31, 2006, to $364.0 million at September 30, 2007.  The decrease in total assets is due primarily to a decline in the loan portfolio partially offset by an increase in cash and due from banks.  The decline in the portfolio is discussed under the heading “Loans.”

Investment Securities

The Company’s investment portfolio at September 30, 2007, consists of mortgage-backed and municipal securities.  Investment securities that are deemed to be held-to-maturity are accounted for by the amortized cost method while securities in the available-for-sale category are accounted for at fair value with valuation adjustments recorded in the equity section of the Company’s balance sheet through other comprehensive income/(loss).  A new trading category was established in 2007 in connection with the Company’s adoption of SFAS 159.  Securities classified as trading are accounted for at fair value with periodic valuation adjustments recorded directly to earnings.

Management determines the classification of its securities at acquisition.  Total held-to-maturity, available-for-sale and trading investment securities were $100.9 million at September 30, 2007, representing a decrease of $2.1 million since December 31, 2006, as cash flows from investment securities were used to pay down borrowings.  Equity securities decreased $710 thousand due primarily to a mandatory redemption of Federal Home Loan Bank (“FHLB”) stock held by the Company as a result of modifications made by the FHLB of the minimum investment requirement for its members.  Equity securities are comprised primarily of Federal Reserve Bank stock of $522 thousand, FHLB stock of $2.8 million, the Company’s investment in its statutory trust of $155 thousand and ECD Investments, LLC membership interests of $100 thousand.

Losses in the available-for-sale investment portfolio and off-balance sheet derivatives, included in comprehensive income, are considered declines due to interest rates.  Declines due to interest rates are considered only a temporary impairment of the security if the holder has the intent and ability to retain the affected securities until maturity.  The Company currently has the intent and ability to hold until maturity all securities classified as held-to-maturity or available-for-sale.  Historically, the Company’s intent has been to hold securities categorized as held-to-maturity or available-for-sale until maturity.  Although available-for-sale securities were sold in connection with the Company’s adoption of SFAS 159, there has been no shift in the Company’s intent to hold such securities until maturity.  As to the Company’s ability to hold its investment securities until maturity, the Company believes that its level of liquidity is the most significant factor in determining its ability to hold an investment security until maturity.  Currently, the Company maintains a high level of liquidity in its investment securities portfolio, indicating that the Company has the ability to hold such securities through maturity.  Notwithstanding the foregoing, however, changes in market conditions and shifts in the Company’s balance sheet may occur from time-to-time, which in turn may alter the Company’s current intent to hold its held-to-maturity and available-for-sale investment securities until maturity and result in the Company’s sale of investment securities from its available-for-sale portfolio.

The amortized cost of the Bank’s investment securities at September 30, 2007, and December 31, 2006, are summarized in Table 1.

TABLE 1: COMPOSITION OF INVESTMENT PORTFOLIO (Amortized Cost)

	09/30/07	12/31/06
Mortgage-Backed Securities	$65,622,908	$61,518,891
Agencies Obligations	0	6,496,959
Obligations of State and
Political Subdivisions	36,147,523	36,175,580
Total	$101,770,431	$104,191,430

Loans

Net loans held to maturity decreased $8.7 million during the first nine months of 2007.  Loan volumes in all three of the Company’s markets declined during the third quarter of 2007 as competitive pressures among community banks such as the Company for commercial real estate loans intensified.  This competition, coupled with the Company’s sale of most of its 1-4 family residential loans originated in the third quarter of 2007, contributed to the decline in total loans and the increase of cash and due from banks held by the Company.  Declines are also expected to occur in the residential real estate portfolio as management continues to attempt to replace cash flows from these loans with higher yielding commercial loans, mainly in the Baton Rouge, Louisiana market.  Management believes this shift from residential real estate loans to commercial loans should improve loan yields, although management is aware that total loan volumes may decline as this shift is implemented.

The Company intends to continue to broker the majority of its originations from its residential real estate segment in the secondary market.  This is known as “table funding” since the loan is funded by an outside party.  Management has decided to use table funding as opposed to funding these loans itself in an effort to streamline operations in the mortgage department.  It is expected that these streamlining efforts will also contribute to lower residential real estate loan portfolio balances.  However, these efforts will result in reduced servicing costs and will allow the mortgage department to focus on originations and fee income.   Gross loans to total assets decreased to 64.6% at September 30, 2007, compared to 65.9% at December 31, 2006.  At September 30, 2007, the loan to deposit ratio was 92.1% compared to 96.0% at December 31, 2006.

Table 2 presents the Bank’s loan portfolio composition at September 30, 2007, and December 31, 2006.

TABLE 2: COMPOSITION OF LOAN PORTFOLIO (including loans held for sale)

	09/30/07	12/31/06
Commercial, financial & agricultural	$27,412,000	$28,385,000
Real estate-construction	47,399,000	44,592,000
Real estate-1-4 family residential	67,247,000	76,796,000
Real estate-other	84,655,000	82,933,000
Installment	8,099,000	10,680,000
Other	157,000	203,000
Total loans	$234,969,000	$243,589,000

The Company’s loan portfolio at September 30, 2007, had no significant concentrations of loans other than in the categories presented in the table above.

Bank Premises

There have been no material changes in the Company’s premises since the year-end.

Asset Quality

Overall asset quality improved as nonperforming assets, which includes non-accrual loans, other real estate and loans 90 days or more delinquent, decreased $293 thousand to $2.4 million at September 30, 2007, from $2.7 million at December 31, 2006.  Non-accrual loans increased $345 thousand to $1.5 million at September 30, 2007, from $1.2 million at December 31, 2007, which increase was offset by declines in other real estate and loans 90 days or more delinquent.  The increase in non-accrual loans, coupled with lower balances in the loan portfolio resulted in an increase in the Bank’s nonperforming loan ratio to .65% at September 30, 2007, from .59% at December 31, 2006.  A breakdown of nonperforming assets at September 30, 2007, and December 31, 2006, is shown in Table 3.

TABLE 3: BREAKDOWN OF NONPERFORMING ASSETS

	09/30/07	12/31/06
	(dollars in thousands)
Non-accrual loans by type:
Real estate	$1,204	$829
Installment	172	13
Commercial and all other loans	162	351
Total non-accrual loans	1,538	1,193
Loans past due 90 days or more	0	232
Total nonperforming loans	1,538	1,425
Other real estate owned (net)	851	1,257
Total nonperforming assets	$2,389	$2,682
Nonperforming loans as a percent of loans, net of unearned interest and loans held for sale	.65%	.59%

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

The allowance consists of specific, general and economic components. The specific component relates to loans that are considered impaired.  Loan loss reserve factors are multiplied against the balances in each risk rating category to arrive at the appropriate level for the allowance for loan losses. Loans assigned a risk rating of “five” or above are monitored more closely by management.  The general component of the allowance for loan losses groups loans with similar characteristics and allocates a percentage based upon historical losses and the inherent risks within each category.  The economic portion of the allowance reflects management’s estimate of probable but undetected losses inherent in the portfolio; such estimates are influenced by uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.  The methodology for determining the adequacy of the allowance for loan losses is consistently applied; however, revisions may be made to the methodology and assumptions based on historical information related to charge-off and recovery experience and management’s evaluation of the current loan portfolio.

Based upon this evaluation, management believes the allowance for loan losses of $2.5 million at September 30, 2007, which represents 1.06% of gross loans held to maturity, is adequate, under prevailing economic conditions, to absorb probable losses on existing loans.  At September 30, 2007, total reserves included specific reserves of $889 thousand, general reserves of $1.4 million and economic reserves of $250 thousand.  At December 31, 2006, the allowance for loan loss was $2.3 million, or .96% of gross loans held to maturity.

              Provision for Possible Loan Losses

The provision for possible loan losses is a charge to earnings to maintain the allowance for possible loan losses at a level consistent with management’s assessment of the loan portfolio in light of current and expected economic conditions.  The provision for the three and nine months ended September 30, 2007, was increased to $120 and $320 thousand from $90 and $210 thousand in the same periods in 2006.  The increase in both periods is due to the previously mentioned shift in the portfolio mix from residential real estate loans to commercial loans and the presumed increased risk of these loans.

The Company regularly reviews the allowance in an effort to maintain it at an adequate level and provide necessary data to maintain a proper provision expense to earnings.  Based upon this evaluation, management believes that the provision for possible loan losses of $40 thousand per month for the fourth quarter of 2007 will be adequate to provide coverage for possible loan losses that may be inherent in the portfolio.

Table 4 details allowance activity for the nine months ended September 30, 2007, and September 30, 2006:

TABLE 4: ACTIVITY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

	09/30/07	09/30/06
	(dollars in thousands)
Balance at beginning of period	$2,344	$2,378
Charge-offs:
Real Estate	(121)	(8)
Commercial	(87)	(242)
Installment and other	(42)	(43)
Recoveries:
Real Estate	4	26
Commercial	40	10
Installment and other	32	26
Net (charge-offs)/recoveries	(174)	(231)
Provision charged to operations	320	210
Balance at end of period	$2,490	$2,357
Allowance for loan losses as a percent of loans, net of unearned interest & loans held for sale	1.06%	.95%
Net charge-offs as a percent of average loans	.07%	.10%

Potential Problem Loans

At September 30, 2007, the Company had no loans, other than those balances incorporated in tables 3 and 4 above, which management had significant doubts as to the ability of the borrower to comply with current repayment terms.

Deposits

Total deposits increased $1.5 million from $253.8 million at December 31, 2006, to $255.3 million at September 30, 2007.  The increase in deposits is due to an increase of $6.0 million in brokered deposits offset by declines in public funding and special promotion certificate of deposits, which are considered non-core funding.  Deposits that the Company considers core increased almost $3 million, primarily due to increases in certificates of deposit as customers took advantage of higher interest rates and shifted from non-interest bearing accounts into medium-term accounts.

TABLE 5: COMPOSITION OF DEPOSITS

	09/30/07	12/31/06
Non-Interest Bearing	$45,459,206	$50,345,279
NOW Accounts	23,644,311	24,555,009
Money Market Deposit Accounts	37,923,852	37,101,457
Savings Accounts	18,063,785	18,082,839
Certificates of Deposit	130,159,565	123,672,691
Total Deposits	$255,250,719	$253,757,275

Borrowings

Total bank borrowings, including FHLB advances, federal funds purchased and customer and structured repurchase agreements, decreased $8.1 million from $73.8 million at December 31, 2006, to $65.7 million at September 30, 2007.  The majority of the decrease resulted as FHLB advances were paid down with investment cash flows and pay downs from the loan portfolio.  There has been a shift in the mix of borrowed funds as FHLB borrowings declined by $28.2 million while securities sold under repurchase agreements increased $20.1 million.  On August 10, 2007, the Company entered into a Structured Repurchase Agreement with JP Morgan Chase Bank, N.A.  This arrangement allows for a lower fixed rate than current term funding and protects the Bank in the event interest rates rise (see Note B, “Interest Rate Risk Management,” in the Notes to the Consolidated Financial Statements in Item 1, “Financial Statements,” for more information).  The Company includes in these borrowings, classified as repurchase agreements, balances that the Company has with local depositors to sweep overnight funds from their commercial deposit accounts.  These sweep accounts, because of the nature of the agreements, are included as borrowings rather than local customer deposits.  Management believes these accounts perform more like a core deposit rather than a bank obligation.

Capital

Stockholders' equity totaled $34.5 million at September 30, 2007, compared to $33.6 million at December 31, 2006.  The Company posted earnings of $2.0 million which were offset by $1.1 million in dividends paid.

The Company maintained a total capital to risk weighted assets ratio of 15.50%, a Tier 1 capital to risk weighted assets ratio of 14.58% and a leverage ratio of 10.80% at September 30, 2007.  These levels substantially exceed the minimum requirements of bank regulatory agencies for well-capitalized institutions of 10.00%, 6.00% and 5.00%, respectively.  Components of comprehensive income are excluded from the calculation of capital ratios.  The ratio of shareholders' equity to assets increased to 9.5% at September 30, 2007, compared to 9.1% at December 31, 2006.

Off-Balance Sheet Arrangements

Changes in the Company’s off-balance sheet arrangements during the nine months ended September 30, 2007, are described in Note B and Note E in the Notes to the Consolidated Financial Statements in item 1, “Financial Statements.”

Results of Operations

Net Income

Net income for the three months ended September 30, 2007, increased to $1.0 million, or $0.47 per diluted share, compared to $924 thousand, or $0.44 per diluted share, for the same period in 2006.  Returns on average assets and average equity were 1.10% and 11.79%, respectively, for the three months ended September 30, 2007, compared to .97% and 11.36%, respectively, for the same period in 2006.  The increase in net income includes an after-tax fair market adjustment of $130 thousand as securities in the Company’s trading category were marked to market to reflect increases in the fair value of those securities in the third quarter of 2007.  Offsetting this increase were higher personnel costs and additional write-downs on other real estate.

For the nine months ended September 30, 2007, net income was $2.0 million, or $0.96 per diluted share, compared to $2.7 million, or $1.28 per diluted share, for the same period in 2006.  This decrease is primarily due to the Company’s previously disclosed adoption of SFAS 159 in April 2007, which contributed to an after-tax decline in the trading portfolio of $97 thousand along with after-tax losses of $350 thousand associated with the sale of approximately $35 million in available-for-sale securities in the second quarter of 2007.  The Company’s after-tax year-to-date write-down of other real estate amounted to approximately $173 thousand.

Net Interest Income and Net Interest Margin

One of the largest components of the Company’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds.  The net interest margin is net interest income expressed as a percentage of average earning assets.

Net interest income increased $75 thousand to $3.5 million for the three months ended September 30, 2007, as compared to the same period in 2006.  The increase is due to increased yield on the investment portfolio as the Company purchased securities with higher yields to replace the $35 million of its available-for-sale investment securities and the $20 million of its investment securities in the trading portfolio sold in the second quarter of 2007 in connection with its adoption of SFAS 159, as described earlier.  Margin compression slowed during the third quarter of 2007 contributing to the improvement in net interest margin to 4.00% for the quarter ended September 30, 2007, compared to 3.76% at September 30, 2006.  The Company’s interest rate spread, which is the difference in the weighted average interest rate on earning assets less the weighted average interest rate on interest bearing liabilities, increased 18 basis points to 3.24% for the quarter ended September 30, 2007, compared to 3.06% during the same period in 2006.

For the nine months ended September 30, 2007, net interest income decreased $14 thousand to $10.2 million compared to the same period in 2006.  The decrease was due primarily to a combination of lower volumes and a slight decline in interest rate spread over the nine month period, as compared to the same period in 2006.  Interest rate spread declined 1 basis point to 3.13% for the nine months ended September 30, 2007, compared to 3.14% for the same period in 2006.  The Company believes that the increase in the interest rate spread for the three months ended September 30, 2007, as compared to the decline over the nine months ended September 30, 2007, indicates a slowing margin compression which should contribute to higher net interest income in the future.  Net interest margin increased to 3.88% for the nine months ended September 30, 2007, as compared to 3.78% in the same period in 2006.

In recent months the Federal Reserve has lowered the Federal Funds rate twice by an aggregate of 75 basis points; the rate is currently 4.50%.  Management believes these cuts and particularly a move to a more normal interest rate curve will allow interest rate spreads to grow and net interest income should continue to increase.  At this point in the interest rate cycle, management does not expect any material decreases in net interest income or material negative compression in net interest margin to occur from the interest rate side.

Non-Interest Income

Non-interest income includes service charges on deposit accounts, income from fiduciary activities, gains from the sale of mortgage loans and other revenue not derived from interest on earning assets.  Non-interest income for the three months ended September 30, 2007, increased $262 thousand to $880 thousand compared to the three month period ended September 30, 2006, due primarily to the $205 thousand increase in the market value of the trading securities portfolio during the third quarter of 2007.

For the nine months ended September 30, 2007, non-interest income decreased $584 thousand to $1.2 million compared to the same period in 2006.  The decrease is due primarily to the $155 thousand market decline in the market value of the trading securities portfolio since acquisition along with the loss of $559 thousand on the sale of approximately $35 million in available-for-sale securities.  Factors offsetting these losses were increased income from deposit accounts and bank securities networking arrangements.

Non-Interest Expense

Non-interest expense includes salaries and benefits, occupancy, equipment and other operating expenses.  Non-interest expense for the three months ended September 30, 2007, increased $192 thousand to $2.9 million compared to the same period in 2006.  Total non-interest expense increased primarily due to higher personnel costs and additional write-downs of other real estate.

Non-interest expense for the nine months ended September 30, 2007, increased $367 thousand to $8.5 million compared to $8.1 million during the same period in 2006.  This increase was due primarily to a $254 thousand increase in write-downs of other real estate in the first nine months of 2007.  Personnel costs for the nine months ended September 30, 2007, were slightly lower than the comparable period in 2006.

Income Taxes

The Company recorded income tax expense of $359 thousand for the three months ended September 30, 2007, compared to $321 thousand for the same period in 2006.Income tax expense for the nine months ended September 30, 2007, was $528 thousand compared to $920 thousand during the same period in 2006.  The decrease in both periods was related to adjustments regarding the adoption of SFAS 159.

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

The Company’s cash and cash equivalents increased $7.0 million to $13.6 million at September 30, 2007, from $6.6 million at December 31, 2006.  For the nine months ended September 30, 2007, cash provided by investing activities was $30.9 million, while operating and financing activities used $16.1 million and $7.8 million, respectively.

The Company has unsecured federal funds lines with correspondent banks and maintains the ability to draw on its line of credit with the FHLB in the amounts of approximately $44 and $65 million, respectively. Management believes it maintains adequate liquidity for the Company’s current needs.

In the ordinary course of business, the Company enters into commitments to extend credit to its customers.  See Note E, “Loan Commitments,” in the Notes to the Consolidated Financial Statements in Item 1, “Financial Statements,” for a discussion of the Company’s commitments to extend credit as of September 30, 2007.

The Company’s liquidity and capital resources are substantially dependent on the ability of the Bank to transfer funds to the Company in the form of dividends, loans and advances.  Certain restrictions exist on the ability of the Bank to transfer such funds to the Company in the form of dividends or loans.  Under federal law, the directors of a national bank, after making proper deduction for all expenses and other deductions required by the Comptroller of the Currency, may credit net profits to the bank’s undivided profits account and may declare a dividend from that account of so much of the net profits as they judge expedient.  The Comptroller and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings.  The Bank’s ability to pay dividends to the Company is also limited by prudence, statutory and regulatory guidelines and a variety of other factors.  At September 30, 2007, retained earnings available for payment of cash dividends under applicable dividend regulations exceeded $4.9 million.

Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations.  At September 30, 2007, the maximum amount available for transfer from the Bank to the Company in the form of loans on a secured basis was $3.5 million.  There were no loans outstanding from the Bank to the Company at September 30, 2007.

Contractual Obligations

There were no material changes outside of the ordinary course of business to any of the contractual obligations disclosed in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2007.  As described in Note B, “Interest Rate Risk Management,” in the Notes to the Consolidated Financial Statements in Item 1, “Financial Statements,” the Company did, however, replace borrowings from the FHLB with a Structured Repurchase Agreement at JP Morgan Chase Bank, N.A. for $20 million in the third quarter of 2007.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Company’s expectations.  Forward-looking statements have been and will be made in written documents and oral presentations of the Company.  Such statements are based on management’s beliefs as well as assumptions made by and information currently available to management.  When used in the Company’s documents or oral presentations, the words “anticipate”, “believe”, “estimate”, “should”, “expect”, “objective”, “projection”, “forecast”, “plan”, “goal” and similar expressions are intended to identify forward-looking statements.  In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company’s actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing market conditions, availability or cost of capital, employee workforce factors, costs and other effects of legal and administrative proceedings, and changes in federal, state or local legislative requirements.  The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

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

During the ALCO meeting held August 1, 2007, a simulation review of the Company’s interest rate sensitivity to rising rates indicated the advisability of extending and capping funding costs at their current lower levels.  Additionally, in a rising rate environment, net interest income levels were expected to decrease over the first year of the simulation as lower cost borrowings and brokered certificates of deposit would be replaced at higher rates.  The Company entered into the previously-described Structured Repurchase Agreement with JP Morgan Chase Bank, N.A. to minimize its sensitivity to rising rates and protect against declining levels of net interest income if interest rates increase.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s ability to pay dividends to its shareholders is substantially dependent on the ability of the Bank to transfer funds to the Company in the form of dividends, loans and advances.  Federal law imposes limitations on the payment of dividends by national banks.  Under federal law, the directors of a national bank, after making proper deduction for all expenses and other deductions required by the Comptroller of the Currency, may credit net profits to the bank’s undivided profits account and may declare a dividend from that account of so much of the net profits as they judge expedient.  The Comptroller and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings.  The Bank’s ability to pay dividends to the Company is also limited by prudence, statutory and regulatory guidelines and a variety of other factors.  At September 30, 2007, retained earnings available for payment of cash dividends under applicable dividend regulations exceed $4.9 million.  There were no stock repurchases in the third quarter of 2007.

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

* As indicated in the column entitled “Exhibits” this exhibit is incorporated by reference to another filing or document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRITTON AND KOONTZ CAPITAL CORPORATION

Date: November 13, 2007	/s/ W. Page Ogden
W. Page Ogden
Chief Executive Officer

Date: November 13, 2007	/s/ William M. Salters
William M. Salters
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit

31.1	Certifications of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002