Form 10-K
period 2007-12-31
BRITTON & KOONTZ CAPITAL CORP
filed 2008-03-14
CIK 707604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  [  ] Yes [X]  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X] Yes [  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes [X]  No

The aggregate market value of the registrant’s common equity held by non-affiliates at March 3, 2008, computed by reference to the price of $17.75 per share, the price at which the registrant’s common equity was last sold as of June 30, 2007, is $33,006,356.

The registrant had 2,117,966 shares of common stock outstanding as of March 11, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement of Britton & Koontz Capital Corporation with respect to its 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CROSS REFERENCE INDEX
TO
FORM 10-K

SIGNATURES

EXHIBITS

*               Included herein.
**	Incorporated by reference from Britton & Koontz Capital Corporation’s Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders in accordance with Instruction G(3) of Form 10-K.

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

The information set forth in this Annual Report on Form 10-K is as of March 14, 2008, unless otherwise indicated herein.

Item 1.  Business.

General

The Company

Britton & Koontz Capital Corporation was organized as a Mississippi business corporation in July 1982.  Later that year, the Company became a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended when it acquired all of the issued and outstanding shares of Britton & Koontz Bank, National Association, a national banking association headquartered in Natchez, Mississippi (the “Bank”).  The Bank is a wholly-owned subsidiary of the Company, and stock of the Bank is the Company’s most significant asset.

The Company’s major source of income in 2007 was dividends from the Bank in the amount of $2.8 million.  The Company expects that dividends from the Bank will continue to be the Company’s major source of income in 2008.  As of December 31, 2007, the Company had total assets of approximately $368 million and total consolidated shareholders’ equity of approximately $36 million.  Financial information about the Company, including information with respect to revenues from external customers, profit and loss and total assets for 2007, 2006 and 2005, is contained in Item 8, Financial Statements and Supplementary Data.

        The Company has entered into a Trust Services Agreement with National Independent Trust Company, a national banking association doing business as Argent Trust Company, headquartered in Ruston, Louisiana.  Effective January 1, 2007, Argent Trust Company assumed all responsibilities associated with the Bank’s trust services, having been duly appointed successor trustee for all Bank trust accounts.  Argent Trust Company performs certain fiduciary services for customers transferred from and referred by the Bank to Argent Trust Company.  In return, the Bank receives a specified percentage of the fee income generated by Argent Trust Company.

The Bank

The Bank provides commercial and consumer banking to customers in Adams and Warren Counties, Mississippi, and East Baton Rouge Parish, Louisiana, and the adjoining counties and parishes in Mississippi and Louisiana.  The Bank conducts its full-service banking business from its main office and two branch offices in Natchez, Mississippi, two branches in Vicksburg, Mississippi, and one branch office in Baton Rouge, Louisiana.  The geographical area serviced by the Bank is economically diverse and includes public and private sector industries, including government service, manufacturing, tourism, agriculture and oil and gas exploration.  The Bank is not dependent on any one customer or group of customers in any of its activities, and it has no foreign operations.

The products and services offered by the Bank include personal and commercial checking accounts, money market deposit accounts, savings accounts, automated clearinghouse services, safe deposit box facilities, and brokerage services.  The Bank also offers access to automated teller machines and cash management services including remote deposit, money transfer, direct deposit payroll and sweep accounts.  The Bank is a full-service residential and commercial mortgage lender and engages in other commercial and consumer lending activities, including, among other things, the issuance of VISA credit cards and letters of credit.

Income from the Bank’s lending activities, including loan interest and fees, represent the largest component of the Bank’s total operating revenues.  This source accounted for 71%, 71% and 66% of the Bank’s total operating revenue during 2007, 2006 and 2005, respectively, and the Company expects that income from lending activities will continue to be the leading source of income related to the Bank’s activities.  In addition to business and consumer lending, the bank invests a portion of its total assets in the securities market in order to earn a higher return compared to overnight positions.  Investment security purchases are monitored closely and managed on a monthly basis by an asset liability committee comprised of four outside directors along with the bank’s Chief Executive Officer and Chief Financial Officer.  Investment income represents the second largest source of revenue for the Bank.  For the 2007, 2006 and 2005 fiscal years, revenue in this segment amounted to 21%, 20% and 24% of the Bank’s total operating revenue, respectively.

Competition

There is significant competition among banks and bank holding companies in the Bank’s market areas and throughout Mississippi and Louisiana.  The Bank competes with both national and state banks, savings and loan associations and credit unions for loans and deposits.  The Bank also competes with large national banks from the principal cities in Louisiana and Mississippi for certain commercial loans.  All of these numerous institutions, including the Bank, compete in the delivery of products and services on the basis of availability, quality and pricing.  Most institutions track total deposits as an appropriate measure of penetration in each market.  As of December 31, 2007, the Bank’s market share, in relation to total deposits, was 36.22% and 3.53% for Adams and Warren Counties in Mississippi, respectively, and .30% in East Baton Rouge Parish in Louisiana.

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

Employees

As of December 31, 2007, the Company had three full-time employees, who are also employees of the Bank and compensated by the Bank.  The Bank’s employees increased from 97 full-time and 11 part-time employees at December 31, 2006, to 102 full-time and 11 part-time at December 31, 2007.  The employees are not represented by a collective bargaining agreement.  The Company believes that its relationship with its employees is good.

Supervision and Regulation

General

The banking industry is extensively regulated under federal and state law.  As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and to supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  Pursuant to the BHCA, the Company may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any other company, including a bank, without the prior approval of the Federal Reserve.  The BHCA further limits the activities of both the Company and the Bank to the business of banking and activities closely related or incidental to banking.

As a national bank, the Bank is subject to supervision and regular examination by the Office of the Comptroller of the Currency (the “Comptroller”).  The examinations are undertaken to ensure the protection of the Deposit Insurance Fund (the “DIF”).  In February, 2006, President George W. Bush signed The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”) into law.  The Reform Act contains technical and conforming changes to implement deposit insurance reform, as well as a number of study and survey requirements.  Among the highlights of this law was merging the Bank Insurance Fund and the Savings Association Insurance Fund into the new fund.  This change was made effective March 31, 2006.  The FDIC maintains the DIF by assessing depository institutions an insurance premium.  The amount each institution is assessed is based on the balance of the insured deposits as well as on the degree of risk the institution poses to the insurance fund.

In 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), which, among other things, substantially revised the depository institution regulatory and funding provisions of the FDIA.  FDICIA also expanded the regulatory and enforcement powers of bank regulatory agencies.  Most significantly, FDICIA mandates annual examinations of banks by their primary regulators and requires the federal banking agencies to take prompt “corrective action” whenever financial institutions do not meet minimum capital requirements.  FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”  A depository institution’s capitalization status will depend on how well its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.  As of December 31, 2007, the Bank maintained a capital level which qualified it as being “well capitalized” under such regulations.

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

Anti-Money Laundering

On October 26, 2001, the President signed the USA PATRIOT Act of 2001 into law.  This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”).  The IMLAFA substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposes new compliance and due diligence obligations, creates new crimes and penalties, compels the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarifies the safe harbor from civil liability to customers.  The U.S. Treasury Department has issued a number of regulations implementing the USA PATRIOT Act that apply certain of its requirements to financial institutions such as the Bank.  The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.  The IMLAFA requires all “financial institutions,” as defined, to establish anti-money laundering compliance and due diligence programs.  Such programs must include, among other things, adequate policies, the designation of a compliance officer, employee training programs, and an independent audit function to review and test the program.  The Company believes that it has complied with the IMLAFA requirements as currently in effect.

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

Item 1A.  Risk Factors.

No disclosure is required hereunder as the Company is a “smaller reporting company,” as defined in Item 10(f) of Regulation S-K.

Item 1B.  Unresolved Staff Comments.

Not applicable.

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

There were no matters submitted to the Company’s shareholders during the fourth quarter of 2007.

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

	Dividends Per Share	High	Low
2007
4th Quarter	$.18	$17.69	$15.55
3rd Quarter	.18	17.99	15.90
2nd Quarter	.18	19.67	17.75
1st Quarter	.18	20.50	18.56

2006
4th Quarter	$.18	$20.95	$19.16
3rd Quarter	.18	21.50	18.85
2nd Quarter	.18	23.04	18.25
1st Quarter	.18	24.00	19.89

On March 3, 2008, there were 481 shareholders of record of the Company’s common stock, and the price of the Company’s common stock was $16.50.

Historically the Company has declared dividends on a quarterly basis. Funds for the payment of cash dividends are obtained from dividends received by the Company from the Bank.  Accordingly, the declaration and payment of cash dividends by the Company depends upon the Bank’s earnings, financial condition, general economic conditions, compliance with regulatory requirements and other factors.  Restrictions on the Bank’s ability to transfer funds to the Company in the form of cash dividends exist under federal and state law and regulations.  See Note N, “Regulatory Matters”, in the Notes to the Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, for a discussion of these restrictions.  There restrictions do not, are not expected in the future to, materially limit the Company’s ability to pay dividends to its shareholders.

        Please refer to the information under “Equity Compensation Plan Information” in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for a discussion of the securities authorized for issuance under the Company’s equity compensation plans.

The Company did not repurchase any equity securities during the 4th quarter of 2007.

Item 6.  Selected Financial Data.

No disclosure is required hereunder as the Company is a “smaller reporting company,” as defined in Item 10(f) of Regulation S-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents a review of the major factors that have affected the financial condition, changes in financial condition and results of operations of Britton & Koontz Capital Corporation (the “Company”) and its subsidiaries, principally Britton & Koontz Bank, N.A. (the “Bank”), as of and for the three years ended December 31, 2007.

Summary

In 2007, the Company reported net income of $3.0 million, or $1.42 per basic and diluted share, representing a decrease of 16%, or $573 thousand, compared to net income of $3.6 million, or $1.69 per basic and diluted share, reported at December 31, 2006, and a 7% decrease compared to net income of $3.2 million, or $1.53 and $1.52 per basic and diluted share, reported at December 31, 2005.  Return on average equity for the years 2007, 2006 and 2005 was 8.80%, 11.10% and 10.30%, respectively.  Net interest margins increased to 3.82% at December 31, 2007, from 3.78% at December 31, 2006 and 3.66% at December 31, 2005.

The Company’s decision to limit the volume of residential mortgages retained in its own portfolio and to allow residential mortgage loans already booked to pay down limited overall loan growth in 2007.  Loan growth was generated primarily in the Baton Rouge market, which experienced better economic conditions than those in the Company’s Vicksburg and Natchez markets.  In Baton Rouge, the Company’s lending was focused primarily on commercial real estate financing, and the Company expects such financing to remain the dominant type of lending for the Bank in its Baton Rouge market.

The Company anticipates that deposit gathering in the future will be bolstered by our sale of new financial products such as remote deposit, Internet banking and commercial cash management services.  We believe that the more urban Baton Rouge market in particular presents an excellent opportunity for the Company to sell these new products.  The Company took steps in 2007 to position the Company for future growth in its deposit gathering.  For example, personnel recruitment included the hiring of a Chief Deposit Officer, a veteran banker with extensive treasury management sales experience.  This hiring accounts for a portion of the increase in personnel costs for 2007.

To increase its physical presence in the area and to facilitate access to the bank services, the Company intends to expand in the Baton Rouge market.  In 2008, the Company intends to acquire two new sites in Baton Rouge to supplement the Company’s approximate 5100 square foot full-service branch office in Baton Rouge on Bluebonnet Boulevard.  Company plans are to begin construction of a new branch on one of the sites in 2008 with construction of the second site beginning in early to mid 2009.  Capital expenditures and the associated operating expenses incurred in connection with this expansion will likely dampen net income over the next 12 to 24 months, although the Company expects that additional loans and deposits resulting from our expansion will generate additional income for the Company.  In addition, the impact from the increase in capital expenditures and operating expenses will be somewhat offset by the decline of depreciation expense on existing plant and equipment.

The Company’s strategy in Baton Rouge continues the focus on commercial lending, reflected both in the Company product emphasis and recruitment of personnel.  The Company believes that the products and services it offers in the Baton Rouge market are competitive with those offered by competing institutions but that its single physical location limits the demand for the Company’s retail services in the market.

The Company does expect to increase its mortgage originations in all markets.   In recent years, the Company has not actively participated in sub-prime market products.  Although this has resulted in the lower loan origination volumes, the Company does not expect to be severely impacted by the downturn in the subprime market.  At the same time, the Company believes that greater regulatory supervision of the delivery systems for mortgages arising in response to the recent market excesses will actually improve the opportunities for the Company, which has traditionally operated within conservative mortgage parameters.

Financial Condition

Assets

During 2007, total assets decreased $973 thousand to $368 million at December 31, 2007.  The change is due primarily to a decrease of $20 million in loans, which ended 2007 at $221 million, offset by an $18 million increase in investment securities to $126 million.  Nearly 60% of the decrease in loans occurred in the 1-4 residential portfolio.

During 2006, total assets decreased 5%, or $19.9 million to $369.3 million from $389.3 million at December 31, 2005.  The decline in assets was primarily due to the redirection of cash flows from both the investment portfolio and the residential mortgage portfolio into new commercial loans and the reduction in Federal Home Loan Bank (“FHLB”) borrowings.  The strategy had the effect of lowering the Bank’s total assets but also improving both interest margins and net interest income.

                     Average Earning Assets.  Interest income from earning assets represents the Company’s main source of revenue.  Average earning assets for the year ended December 31, 2007, totaled $349.5 million, a $7.9 million, or 2.2%, decrease compared to December 31, 2006.  The decrease included a $5.4 million, or 2.2%, decrease in average loans and a $3.8 million, or 3.4%, decrease in investment securities offset by increases in interest-bearing bank balances.  Average earning assets for the period ended December 31, 2005, totaled $370.6 million.

Investment Securities.   The Company’s securities at December 31, 2007, primarily consist of mortgage-backed and municipal investments.  Securities that are deemed to be held-to-maturity (“HTM”) are accounted for by the amortized cost method and represent approximately 32% of total securities at December 31, 2007.  Securities designated available-for-sale (“AFS”) are accounted for at fair value with valuation adjustments recorded in the equity section of the Company’s balance sheet through other comprehensive income/(loss) and represent approximately 51% of the total at December 31, 2007.  A new trading category was established in connection with the Company’s adoption of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  Securities classified as trading are accounted for at fair value with periodic valuation adjustments recorded directly to earnings of the Company.  The trading portfolio represents approximately 15% of the total at December 31, 2007.  Equity securities account for the remaining 2%.  Management determines the classification of its securities at acquisition.  In both 2005 and 2006, the flat interest rate yield curve discouraged reinvestment of proceeds from investments back into the market.  Cash flows from investments were instead used to fund new loan growth and reduce borrowings.  As the loan portfolio declined in 2007, the market presented opportunities for reinvestment of these cash flows back into investment securities.  Total investment securities increased by $18.3 million, or 17%, to $125.7 million at December 31, 2007, from $107.4 million at December 31, 2006.

In the first quarter of 2008, the Company sold its portfolio of approximately $20 million in trading securities at a gain of $148 thousand.  Proceeds from these securities will be used to pay down borrowed funds and callable brokered deposits.  Any remaining proceeds will be re-invested back into HTM securities.  The Company does not currently intend to classify any securities purchased in the future as trading.

Equity securities at December 31, 2006 are comprised primarily of Federal Reserve Bank stock of $522 thousand, FHLB stock of $1.7 million, the Company’s $155 thousand interest in its B&K Bank Statutory Trust and ECD Investments, LLC membership interests of $100 thousand.  These securities decreased $1.8 million to $2.5 million in 2007 from $4.3 million in 2006, due to mandatory redemptions of $2.0 million of FHLB stock.

The amortized cost of the Bank’s investment securities at December 31, 2007, 2006 and 2005, are summarized below:

		Amortized Cost

	12/31/07	12/31/06	12/31/05

Obligations of other U.S. Government
Agencies and Corporations	$84,741,030	$68,015,850	$82,864,118
Obligations of State and
Political Subdivisions	38,004,634	36,175,580	34,904,765
Privately Issued Collateralized
Mortgage Obligations	-	-	127,770

	$122,745,664	$104,191,430	$117,896,653

The amortized cost and approximate market value of the Company’s investment debt securities (including mortgage-backed securities) at December 31, 2007, by contractual maturity, is set forth in Note B, “Investment Securities,” in the Notes to the Consolidated Financial Statements of the Company, in Item 8, Financial Statements and Supplementary Data.

             Loans.  Loans represent the Company’s largest source of revenue.  Total loans at December 31, 2007, were $223.4 million, a decrease of $20.2 million compared to December 31, 2006.  Total loans at December 31, 2006 were $243.6 million, a decrease of $1.5 million compared to December 31, 2005.  Loan balances declined in all categories during 2007 except home equity lines of credit which showed limited growth.  Loan growth in the Company’s Baton Rouge, Louisiana market was $11 million in 2007 as loan demand in that market slowed.  Total loans in Baton Rouge were approximately $96 million at December 31, 2007, compared to $85 million at December 31, 2006.  Total loans in the Natchez, Mississippi market declined $12 million and ended December 31, 2007, at $77 million compared to $89 million in 2006 while total loans in Vicksburg, Mississippi declined $8 million to $33 million at December 31, 2007.  The 1-4 family residential portfolio declined $13 million during 2007.  The Company sells its 1-4 family residential mortgage loans in the secondary market and has allowed this portfolio to liquidate partially since December 31, 2005.  This shift was implemented in order to reduce some of the Company’s thrift-like characteristics and as a result management believes loan yields should improve as the Company grows.  Loan demand, particularly in Baton Rouge, is expected to increase during 2008 in the small business and commercial real estate sector.  The Company is adding to and improving the technology in its cash management department, which introduced remote deposit and other services in 2007.  These innovations, along with other methods of delivering Bank products and services to the customer, are expected to accelerate in the near future.  Cash management and treasury services should complement new commercial lending business.  The composition of the Bank’s loan portfolio, including loans held for sale, at the end of the last five years is presented below.  The Company has no foreign loan activities.

	12/31/07	12/31/06	12/31/05	12/31/04	12/31/03
Commercial, financial and agricultural	$25,884,000	$28,385,000	$32,868,000	$31,589,000	$31,853,000
Real estate-construction	45,097,000	44,592,000	30,069,000	18,360,000	14,690,000
Real estate-residential	72,123,000	83,256,000	98,488,000	92,889,000	91,031,000
Real Estate-other	72,438,000	76,473,000	70,875,000	63,685,000	57,826,000
Installment	7,550,000	10,680,000	12,478,000	14,229,000	14,195,000
Other	261,000	203,000	306,000	249,000	102,000

Total loans	$223,353,000	$243,589,000	$245,084,000	$221,001,000	$209,697,000

The following table sets forth as of December 31, 2007, the periods in which the Bank’s commercial, financial and agricultural loans and its real estate-construction loans mature or reprice and the total amount of all such loans due after one year having (a) predetermined interest rates and (b) floating or adjustable rates.  Loan maturities are based upon contract terms and specific maturity dates.  Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory.  Demand loans, loans with no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

		Due after
	Due in	one year
	one year	through	Due after
	or less	five years	five years	Total

Commercial, financial and agricultural	$13,024,000	$12,269,000	$591,000	$25,884,000
Real estate-construction	35,665,000	8,216,000	1,215,000	45,097,000

Total	$48,689,000	$20,486,000	$1,806,000	$70,981,000

Predetermined interest rates		$13,701,000	$811,000

Floating or adjustable interest rates		$6,785,000	$995,000

Asset Quality

Management continually monitors the diversification of the loan portfolio and assesses loan quality.  When the assessment of an individual loan relationship indicates that the borrower has a defined weakness in the ability to repay and collection of all outstanding principal and/or interest is in doubt, the debt is placed on non-accrual.  By placing loans on non-accrual the Company recognizes a problem credit, foregoes interest that is likely uncollectible, and adjusts the carried loan balance to reflect the collection amount expected.  When problem credits are transferred to non-accrual status, the accrual of interest income is discontinued and all previously accrued and uncollected interest for the year is reversed against interest income.  A non-accrual loan may be restored to accrual status when it is no longer delinquent and management no longer doubts the collectibility of interest and principal.

Several key measures are used to evaluate and monitor the Company’s asset quality. These measures include the levels and percentages of total nonperforming assets, loan delinquencies, non-accrual loans, foreclosed assets and charge-offs. Nonperforming assets, consisting of non-accrual loans, loans past due 90 days or more and other real estate owned, decreased $621 thousand to $2.1 million at December 31, 2007 compared to the balance at December 31, 2006.  From December 31, 2005 to December 31, 2006, nonperforming assets decreased $49 thousand.  Non-performing assets as a percent of average assets decreased to .56% in 2007 compared to .71% in 2006 and .70% in 2005.  Nonperforming loans as a percent of total loans, net of unearned income and loans held for sale, remained stable at .59% at December 31, 2007, .59% at December 31, 2006 and .51% at December 31, 2005.  Net charge-offs as a percent of average loans decreased to .15% at December 31, 2007, from .21% at December 31, 2006.

At December 31, 2007, overall credit quality improved as most key measures were moving in a positive direction.  Specific reserves have been set aside for the unsecured portion of problem credits as well as any unforeseen shortfalls.  The Company added a $120 thousand provision for loan losses in the fourth quarter of 2007 to maintain the overall adequacy of the Allowance for Loan Losses, which ended December 31, 2007, 2006 and 2005 at 1.09%, .96% and .97% of loans, respectively.  A breakdown of nonperforming loans at the end of each of the last five years is presented below:

(Dollars in thousands)	12/31/07	12/31/06	12/31/05	12/31/04	12/31/03

Non-accrual loans by type
Real estate	$992	$829	$413	$532	$584
Installment	87	13	72	26	20
Commercial and all other loans	223	351	574	214	580
Total non-accrual loans	1,302	1,193	1,059	772	1,184
Loans past due 90 days or more	12	232	201	129	337
Total nonperforming loans	1,314	1,425	1,260	901	1,521
Other real estate owned (net)	747	1,257	1,471	1,320	1,741
Total nonperforming assets	$2,061	$2,682	$2,731	$2,221	$3,262
Nonperforming loans as a percent
of loans, net of unearned interest
and loans held for sale	.59%	.59%	.51%	.41%	.74%
Additional interest income foregone
on non-accrual loans	$36	$31	$24	$38	$28

Loan classification is an on-going, dynamic process, and the migration of loans into an impaired status cannot be predicted with total accuracy.  The Company does not believe that there are any other loans or any other interest-bearing asset for which it has not reserved for or about which management has serious doubts as to the ability of the borrower to comply with the present repayment terms. There were no loans in any of the reported periods above classified as “troubled debt restructurings” as defined in Statement of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructuring.”

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

Based upon this evaluation, management believes the allowance for loan losses of $2.4 million at December 31, 2007, which equals 1.09% of gross loans held to maturity, is more than adequate, under prevailing economic conditions, to absorb probable losses on existing loans.  At December 31, 2007, total reserves included specific reserves of $948 thousand, general reserves of $1.0 million and unallocated reserves of $483 thousand.  At December 31, 2006, the allowance for loan losses was $2.3 million, or .96%, of gross loans held to maturity, which was composed of specific reserves of $603 thousand, general reserves of $1.3 million and unallocated reserves of $489 thousand.  At December 31, 2005, the allowance for loan losses was $2.4 million, or .97%, of gross loans held to maturity, which was composed of specific reserves of $825 thousand, general reserves of $1.1 million and unallocated reserves of $494 thousand.  Activity in the allowance for loan losses for the last five years is presented below.
(Dollars in thousands)	12/31/07	12/31/06	12/31/05	12/31/04	12/31/03
Balance at beginning of year	$2,344	$2,378	$2,237	$2,070	$2,129

Charge-offs:
Commercial, financial & agricultural	(87)	(571)	(54)	(108)	(285)
Real Estate-construction	(25)	(3)	(0)	(22)	(0)
Real Estate-residential	(257)	(5)	(40)	(29)	(37)
Real Estate-other	(2)	0	(109)	(62)	(419)
Installment and other	(136)	(64)	(48)	(47)	(91)
Recoveries:
Commercial, financial & agricultural	110	26	22	23	60
Real Estate-residential	5	26	22	0	0
Real Estate-other	-	51	14	5	25
Installment and other	39	31	34	17	18
Net (charge-offs) / recoveries	(353)	(509)	(159)	(223)	(729)
Provision charged to operations	440	475	300	390	670

Balance at end of year	$2,431	$2,344	$2,378	$2,237	$2,070

Allowance for loan losses as a percent
of loans, net of unearned interest
and loans held for sale	1.09%	.96%	.97%	1.02%	1.00%

Net charge-offs as a percent of average loans	.15%	.21%	.07%	.10%	.36%

               In establishing the amounts of provision for each year charged to operating expense, management uses the basic methodologies described above.  The allocation of the allowance for loan losses applicable to each loan category for the previous five years is presented below.
	Amounts as of December 31,

	2007	2006	2005	2004	2003

Commercial, financial and
agricultural	$473	$426	$502	$452	$350
Real estate-construction	265	187	77	60	36
Real estate-residential	353	248	162	149	136
Real Estate-other	735	663	787	764	811
Installment	335	331	354	361	151
Other	270	489	496	451	586

Total loans	$2,431	$2,344	$2,378	$2,237	$2,070

	Percent of loans in each category to total loans
	2007	2006	2005	2004	2003
Commercial, financial and
agricultural	11.59%	11.65%	13.41%	14.29%	15.19%
Real estate-construction	20.19	18.31	12.27	8.31	7.01
Real estate-residential	32.29	34.18	40.18	42.03	43.41
Real Estate-other	32.43	31.40	28.92	28.82	27.58
Installment	3.38	4.38	5.09	6.44	6.77
Other	.12	.08	.13	.11	.04

Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

Other Real Estate

               The balance of other real estate (ORE) decreased $510 thousand to $747 thousand in 2007 from $1.3 million in 2006.  The ORE balance was $1.5 million at December 31, 2005.  Activity during 2007, set forth below, includes write-downs/reserves of $326 thousand, proceeds from sales of $703 thousand and foreclosures of $519 thousand.   The balance at December 31, 2007, was concentrated in two parcels of commercial real estate in the Natchez market.

Balance at December 31, 2006		$1,257
Write-downs/Reserves	(326)
Proceeds from sales, net of gains and losses	(703)
Foreclosures	519	(510)
Balance at December 31, 2007		$747

Funding

Deposits. Deposits are the Company’s primary source of funding for earning assets.  Total deposits ended 2007 at $246.4 million compared to $253.8 million at December 31, 2006 and $257.4 million at December 31, 2005.  Average deposits remained stable at $255 million at December 31, 2007, compared to the year before.  Average deposits increased 8.5% from $236 million at December 31, 2005, to $256 million at December 31, 2006. Non-interest bearing deposits ended 2007 at $47.3 million, compared to $50.3 million in 2006 and $51.5 million in 2005.

The decrease in deposits in 2007 was primarily due to the loss of public funds and special promotion CD’s which are considered non-core deposits.  In the midst of a flat to inverted interest rate yield curve for much of the year and decreasing loan demand, the Company allowed non-core funding and higher-costing wholesale deposits to decrease.  During 2007, deposits that the Bank considers core deposits increased approximately $2.4 million.

As loan demand returns in all markets in 2008, the Company anticipates that deposits will increase to meet the demand for new loans.  The Company also maintains wholesale deposit funding sources to provide additional liquidity if necessary.  The Company belongs to a network that allows access to national deposits and has the ability to gather these deposits as needed.  It also has joined the Certificate of Deposit Account Registry Service (“CDARS”), a deposit placement network.  Deposits in the CDARS program are federally insured and are considered brokered.  These deposits have increased over the past three years to $8.8 million at December 31, 2007, from $8.3 million at December 31, 2006, and $6.6 million at December 31, 2005.

Maturities of certificates of deposits of $100,000 or more at December 31, 2007, and 2006, are summarized below.

	12/31/07	12/31/06

Time remaining until maturity:
Three months or less	$13,693,963	$11,261,017
Over three through six months	16,183,305	15,290,171
Over six through twelve months	18,119,579	26,185,733
Over twelve months	4,210,503	9,647,050

	$52,207,350	$62,383,971

Deposits at December 31, 2007, 2006 and 2005, consist of the following:

	12/31/07	12/31/06	12/31/05

Non-interest bearing demand deposits	$47,305,927	$50,345,279	$51,466,230
Now accounts	24,056,081	24,555,009	23,016,487
Money market deposit accounts	34,449,399	37,101,457	36,516,395
Savings accounts	17,310,284	18,082,839	23,032,910
Certificates of deposit	123,272,459	123,672,691	123,344,888

	$246,394,150	$253,757,275	$257,376,910

Borrowings.   Aside from the deposit base described above, the Company utilizes short and long-term borrowings as an additional funding source.  Short-term borrowings include overnight funding through established lines of credit with correspondent banks, customer repurchase agreements and advances maturing in one year or less from the FHLB.  The Company collateralizes short-term funding from the FHLB with a portion of the Bank’s one-to-four family residential mortgage portfolio and certain secured commercial loans.

        Also included in short-term borrowings are the Company’s junior subordinated debentures (See Note I, “Borrowings,” in the Notes to the Consolidated Financial Statements of the Company, in Item 8, Financial Statements and Supplementary Data).  These instruments have a quarterly call feature beginning in March 2008 and as a result, have been moved from long-term borrowing at December 31, 2006, to short-term at December 31, 2007.  The Company will consider calling the debentures if it determines they are not needed as a capital base to support the asset growth of the Company.

Short-term borrowings at December 31, 2007, 2006 and 2005 are presented below:

	2007	2006	2005

Year-end balance	$40,119,330	$39,393,000	$44,343,000
Weighted average rate	4.78%	4.73%	3.07%
Maximum month-end balance	$58,606,000	$49,510,000	$59,455,000

Year to date average balance	$50,488,000	$38,091,000	$47,696,000
Weighted average rate	5.07%	4.26%	3.24%

Long-term borrowings in 2006 primarily consisted of advances from the FHLB with a maturity date greater than one year from the reporting period.  The longer-term funding sources increased during 2007 to $42.4 million at December 31, 2007, from $39.6 million at December 31, 2006.  During 2007, the Company shifted the majority of these borrowings into Structured Repurchase Agreements with JPMorgan Chase Bank, N.A. (“Chase”).  The purpose of the realignment of the long-term borrowings into these agreements was to provide leverage of capital and a measure of protection against rising interest rates beyond a one year range.  (See Note M, “Securities Sold Under Repurchase Agreements” in the Notes to the Consolidated Financial Statements.)

Average Balances and Yield Analysis

The following table presents the Bank’s average balance sheets during 2007, 2006 and 2005.  Dividing income or expense by the average balance of assets and liabilities, respectively, derives yields and costs.  Non-accrual loans are included in loans for yield computations.  Loan fees and late charges in the amount of approximately $917 thousand for 2007 and $1.1 million for both 2006 and 2005 are included in both income and yield computations in loans.  Income and expense resulting from interest rate caps and swaps used to manage interest rate risk are included appropriately in loans and certificates of deposit.  (No tax-equivalent adjustments have been made.  All averages are derived from monthly average balances.)

Average Balances and Yield Analysis
(dollars in thousands)
	Twelve Months Ended December 31,
		2007			2006			2005
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	%	Average	Income/	%	Average	Income/	%
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
ASSETS

Loans	$ 237,512	$ 19,010	8.00%	$ 242,910	$ 18,443	7.59%	$ 236,796	$ 16,101	6.80%
Investment securities:
U.S. Government	-	-	0.00%	-	-	0.00%	-	-	0.00%
Mortgage Backed Securities	67,345	3,514	5.22%	66,425	3,045	4.58%	86,062	3,776	4.39%
State & municipal	36,367	1,654	4.55%	35,146	1,641	4.67%	34,914	1,634	4.68%
Other	4,959	271	5.47%	10,887	479	4.40%	11,867	459	3.86%

Total investment securities	108,671	5,439	5.01%	112,458	5,166	4.59%	132,843	5,869	4.42%

Interest bearing bank balances	3,045	140	4.61%	1,435	69	4.83%	735	22	2.95%
Federal funds sold	306	15	4.86%	604	30	4.91%	235	8	3.35%

Total earning assets	349,534	24,605	7.04%	357,407	23,708	6.63%	370,609	22,000	5.94%

Allowance for loan losses	(2,440)			(2,444)			(2,379)
Cash & due from banks, non-interest bearing	6,435			7,419			7,548
Bank premises & equipment	7,565			7,901			8,221
Cash Value Life Insurance and other	997			957			929
Other assets	4,675			5,386			5,389

TOTAL ASSETS	$ 366,765			$ 376,626			$ 390,317

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing deposits:
Savings	$ 18,207	$ 186	1.02%	$ 20,623	$ 249	1.21%	$ 20,289	$ 215	1.06%
Interest bearing checking	25,028	408	1.63%	23,711	334	1.41%	27,961	216	0.77%
Money rate savings	36,380	1,049	2.88%	38,709	968	2.50%	27,318	392	1.44%
Certificates of deposit and other time deposits	129,857	6,066	4.67%	123,198	4,918	3.99%	118,297	3,463	2.93%

Total interest bearing deposits	209,472	7,708	3.68%	206,241	6,469	3.14%	193,865	4,286	2.21%

Short term borrowed funds	50,488	2,560	5.07%	38,091	1,623	4.26%	47,696	1,546	3.24%
Long term debt	22,865	997	4.36%	46,241	2,114	4.57%	70,760	2,613	3.69%

Total interest bearing liabilities	282,825	11,265	3.98%	290,542	10,206	3.51%	312,321	8,445	2.70%

Non-interest bearing deposits	45,598			49,472			42,575
Other liabilities	4,188			4,364			4,074
Shareholders' equity	34,153			32,248			31,347

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 366,765	$ 11,265		$ 376,626	$ 10,206		$ 390,317	$ 8,445

Interest income and rate earned		$ 24,605	7.04%		$ 23,708	6.63%		$ 22,000	5.94%
Interest expense and rate paid		11,265	3.98%		10,206	3.51%		8,445	2.70%
Interest rate spread			3.06%			3.12%			3.23%
NET INTEREST INCOME & NET YIELD
ON AVERAGE EARNING ASSETS		$ 13,340	3.82%		$ 13,502	3.78%		$ 13,555	3.66%

Capital

Stockholders' equity ended 2007 at $35.8 million compared to $33.6 million at December 31, 2006 and $31.2 million at December 31, 2005.  The change in stockholders equity from 2006 to 2007 is due to net income of $3.0 million in 2007, an increase of accumulated other comprehensive income of $1.1 million offset by dividend payments totaling $1.5 million, and a $412 thousand transfer of unrealized losses in the available-for-sale portfolio at December 31, 2006, directly to retained earnings due to the adoption of SFAS 159.  Stockholders' equity ended December 31, 2006, at $33.6 million compared to $31.3 million at December 31, 2005.  The change in stockholders equity from 2005 to 2006 is due to net income of $3.6 million in 2006 offset by dividend payments totaling $1.5 million and a $238 thousand increase in accumulated other comprehensive income.

Other comprehensive income is the result of unrealized gains or losses on available-for-sale securities and the recognition of the fair value of certain derivative instruments.  The Company’s AFS portfolio, representing approximately 51% of total investment securities, is marked to market each month, and the result of these unrealized gains or losses, net of deferred taxes, is reported as a component of comprehensive income in stockholders’ equity.  Stockholders’ equity to assets ratio at December 31, 2007, increased to 9.7% from 9.1% at December 31, 2006 and 8.0% at December 31, 2005.

Capital is well above regulatory minimums.  Management is in the process of analyzing the need for its junior subordinated debentures, as the Company has the right to call the debentures in March 2008.  Management intends to use excess capital to fund expansion in the Baton Rouge market in 2008 and to make a target dividend payout in a per share amount consistent with the Company’s per share dividend payout in 2007.  Currently, fixed assets are $7.3 million, or 21% of stockholders equity.  Additional capital expenditures for the Company’s planned expansion over the next 18 months are likely to result in an increase in fixed assets peaking to approximately $10-12 million.  The Company does not expect income from the growth in loans and deposits resulting from the expansion to immediately offset depreciation expense and other operating expenses associated with the expansion.

Capital levels for the Company and the Bank substantially exceed the minimum requirements of the regulatory agencies for well-capitalized institutions in all three categories in both 2007 and 2006.  Both the Company and the Bank maintain levels in total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and a leverage ratio (Tier 1 capital to average assets) in excess of the minimum requirements of 10.00%, 6.00% and 5.00%, respectively.

	December 31, 2007		December 31, 2006

	Company	Bank	Company	Bank

Risk-based capital:
Total	$42,217	$38,285	$40,943	$37,961
Tier 1	39,786	35,854	38,599	35,617
Leverage	39,786	35,854	38,599	35,617
Assets:
Quarterly average assets (1)	362,493	364,418	369,411	372,266
Risk-weighted assets	258,194	257,968	268,095	267,944
Ratios:
Total risk-based capital	16.36%	14.84%	15.27%	14.17%
Tier 1 risk-based capital	15.42%	13.90%	14.40%	13.29%
Leverage	10.98%	9.84%	10.45%	9.57%

(1) Excludes disallowed assets

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

        The principal source of the Company’s cash revenues are dividends from the Bank.  There are certain limitations on the Bank’s ability to pay dividends to the Company.  See the disclosures under the heading “Liquidity” below.

The Company declared semiannual cash dividends in 2004 and prior years.  Beginning in the second quarter of 2005, the Company began paying dividends on a quarterly basis.  Dividends, for the last three fiscal years total, on an annual basis, $.69 per share for 2005 and $.72 per share for 2006 and $.72 in 2007.  Historical dividend payout ratios, expressed as a percentage of net income, for 2005, 2006 and 2007 were 45.10%, 42.60% and 50.70%, respectively.

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

Retained earnings of the Bank available for payment of cash dividends under applicable dividend regulations was $5.3 million, $5.3 million and $4.6 million as of December 31, 2007, December 31, 2006, and December 31, 2005, respectively.  The Bank intends to retain most of these funds for capital and not pay them out as dividends.

RESULTS OF OPERATIONS

The following are measurements of the Company’s earnings in relation to assets, equity and earnings per share for the past three years.

	2007	2006	2005

Return on average assets	.82%	.95%	.83%
Return on average equity	8.80%	11.09%	10.30%
Dividend payout ratio	50.70%	42.60%	45.10%
Average equity to average assets	9.31%	8.56%	8.03%
Net interest margin	3.82%	3.78%	3.66%
Basic income per share	$1.42	$1.69	$1.53
Diluted income per share	$1.42	$1.69	$1.52

Non-Interest Income/Non-Interest Expense

Non-interest income primarily includes service charge on deposit accounts, gains on sales of mortgage loans originated and sold in the secondary market, revenues from the Company’s networking arrangements and other non-interest fee generating services.  The Company has sought to increase income in the category by broadening its financial services, such as business Internet banking and commercial cash management services, including remote deposit, which allows Bank customers to make deposits electronically from their offices.

Non-interest income for the year ended December 31, 2007, was $2.2 million compared to $2.5 million in 2006 and $2.4 million in 2005.  The decrease for the year ended December 31, 2007, is primarily related to losses on the sale of approximately $35 million in available-for-sale securities offset by gains recorded in the trading portfolio as these securities were marked to market.  These items are due to the Company’s adoption of SFAS 159 as discussed in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the Securities and Exchange Commission.   The slight increase in non-interest income from 2005 to 2006 was related to higher service charges on deposit accounts offset by lower gains on sales of mortgage originations sold in the secondary market in 2006 and a decrease in the Bank’s income from networking arrangements.

Non-interest expenses primarily include personnel, occupancy and equipment costs along with other operating expenses related to transacting the Company’s business.  Total non-interest expenses for the year ended December 31, 2007, amounted to $11.3 million, an increase of $561 thousand compared to the corresponding period in 2006.  Write-downs of other real estate, which were higher than expected, amounted to $326 thousand.  Salary and employee benefits increased $166 thousand primarily from recruitment in the lending and cash management-treasury areas.  Non-interest expense decreased $925 thousand for the year ended December 31, 2006, compared to the same period in 2005. The reduction in non-interest expense from 2005 to 2006 was due primarily to lower personnel costs and expenses related to the Company’s 2005 offer of a voluntary separation package to employees with certain years of service.

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

Net interest income decreased $340 thousand, or 1%, for the year ended December 31, 2007, to $13.3 million compared to the same period in 2006 while net interest margin increased during this period from 3.78% to 3.82%.  The reduction of net interest income for the year ended December 31, 2007, was due primarily to lower volumes of earning assets as average loan volumes decreased $5 million compared to 2006 and was partially offset by the increase in net interest margin which increased net interest income by $178 thousand.  The small decline in net interest income of $53 thousand from 2005 to 2006 reflects compression due to the interest rate environment offset by lower earning assets.  Net interest margins for 2007, 2006 and 2005 were 3.82% (4.06% TEY), 3.78% (4.01% TEY) and 3.66% (3.89% TEY), respectively.

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

	Volume/Rate Analysis (dollars in thousands)
	2007 change from 2006			2006 change from 2005
	Total	Volume	Rate	Total	Volume	Rate
Interest earning assets:
Loans	$ 567	$ (416)	$ 983	$ 2,343	$ 426	$ 1,917
Investment securities:
U.S. Government	-	-	-	-	-	-
Mortgage Backed Securities	469	43	426	(731)	(894)	163
State & municipal	13	56	(43)	7	11	(4)
Other	(208)	(305)	97	20	(41)	61

Total investment securities	274	(206)	480	(704)	(924)	220

Interest bearing bank balances	71	74	(3)	47	29	18
Federal funds sold	(15)	(15)	-	22	17	5

Total earning assets	$ 897	$ (563)	$ 1,460	$ 1,708	$ (452)	$ 2,160

Interest bearing deposits:
Savings	(64)	(27)	(37)	34	3	31
Interest bearing checking	74	19	55	118	(36)	154
Money rate savings	80	(61)	141	576	207	369
Certificates of deposit and other time deposits	1,149	277	872	1,456	150	1,306

Total interest bearing deposits	1,239	208	1,031	2,184	324	1,860

Short term borrowed funds	937	592	345	77	(350)	427
Long term debt	(1,117)	(1,023)	(94)	(500)	(1,034)	534

Total interest bearing liabilities	$ 1,059	$ (223)	$ 1,282	$ 1,761	$ (1,060)	$ 2,821

Change in Interest Earning Assets	897	(563)	1,460	1,708	(452)	2,160
Change in Interest Bearing Liabilities	1,059	(223)	1,282	1,761	(1,060)	2,821
Change in Net Interest Income	$ (162)	$ (340)	$ 178	$ (53)	$ 608	$ (661)

Provision for Loan Losses

The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the risk of loss in the loan portfolio in light of current risk management strategies, economic conditions and market trends.  Net charge-offs were $353 thousand for the year ended December 31, 2007 compared to $508 and $159 thousand for the years ended December 31, 2006, and 2005, respectively.  The Company recorded a provision for the twelve months ended December 31, 2007, of $440 thousand, compared to $475 thousand in 2006 and $300 thousand in 2005.

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

Principal sources of liquidity, both short and long-term, for the Company are asset cash flows, customer deposits and the ability to borrow against investment securities and loans.  The Company’s cash and cash equivalents increased from $6.6 million at December 31, 2006, to $8.7 million at December 31, 2007.  At December 31, 2007, cash used in operating and financing activities was $14.4 and $5.3 million, respectively, while $21.9 million was provided by investing activities.

In 2007, the Company experienced a 2.9% decline in deposits primarily from non-core deposits.  Consequently, in 2007, the Company used available short and long-term borrowing capacity from the FHLB and other short-term federal funds lines with correspondent banks to offset this decline.  In addition to the Company’s deposit base, management believes that the current level of short-term investments and the projected cash flows from earning assets and securities available for sale are more than adequate to meet the Company’s current liquidity needs.  Additional sources of liquidity available to the Company include the ability to issue additional retail brokered certificates of deposit and the ability to sell or securitize a portion of the Company’s residential first mortgage portfolio.  The Company also has available federal funds lines and its membership in the FHLB to further augment liquidity by providing a readily accessible source of funds at competitive rates.

The Company accepts funds from various local and state governments.  Total public deposits at December 31, 2007, were $28.1 million compared to $31.1 million at December 31, 2006, and $29.0 million at December 31, 2005.  These deposits, considered non-core, generally are accepted on a bid basis and tend to fluctuate from year to year.  Management does not believe the reductions in public deposits will affect the Company’s ability to fund loans, engage in investment activities or handle normal deposit fluctuations.

In the ordinary course of business, the Company enters into commitments to extend credit to its customers.  See Note O, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, for a discussion of the Company’s commitments to extend credit as of December 31, 2007.

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

Certain restrictions exist on the ability of the Bank to transfer such funds to the Company in the form of loans.  Federal Reserve regulations limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations.  At December 31, 2007, the maximum amount available for transfer from the Bank to the Company in the form of loans on a secured basis was $3.7 million.  There were no loans outstanding from the Bank to the Company at December 31, 2007.

The Company’s asset/liability committee (“ALCO”) determines an appropriate level of capital and liquidity adequate to respond to the needs of depositors and borrowers.  At December 31, 2007, the ALCO, in its report to the Board of Directors, indicated that it believes that the Company’s current level of liquidity is adequate to fund foreseeable asset growth or to meet unanticipated deposit fluctuations.

OFF-BALANCE-SHEET ARRANGEMENTS

The Bank enters into off-balance-sheet arrangements in the normal course of its business.  For a discussion of such arrangements, see Note A, “Summary of Significant Accounting Policies − Off-Balance-Sheet Financial Instruments,” “− Interest-Rate Cap Agreements,” and “Interest-Rate Swap Agreements,” Note O, “Commitments and Contingencies,” and Note R, “Interest Rate Risk Management,” in the Notes to the Consolidated Financial Statements of the Company, in Item 8, Financial Statements and Supplementary Data.  Such discussion is incorporated by reference into this item.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

No disclosure is required hereunder as the Company is a “smaller reporting company,” as defined in Item 10(f) of Regulation S-K.

Item 8.  Financial Statements and Supplementary Data.

BRITTON & KOONTZ CAPITAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Britton & Koontz Capital Corporation (the “Company”) and its subsidiaries has prepared the consolidated financial statements and other information in our Annual Report on Form 10-K in accordance with generally accepted accounting principles and is responsible for the accuracy of the financial statements and other information.  The financial statements necessarily include amounts that are based on management’s best estimates and judgments.

In meeting its responsibility, management relies on internal accounting and related control systems.  The internal control systems are designed to ensure that transactions are properly authorized and recorded in the Company’s financial records and to safeguard the Company’s assets from material loss or misuse.  Such assurance cannot be absolute because of inherent limitations in any internal control system, including the possibility that a control can be circumvented or overridden, and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time.  The Company’s bank subsidiary, Britton & Koontz Bank N.A., contracts with outside audit firms to monitor compliance in areas such as Information Technology and Bank Secrecy Act with the Company’s and Bank’s systems of internal controls and reports to management and to the Audit Committee of the Board of Directors.

The Audit Committee of the Company’s Board of Directors consists entirely of independent directors.  The Audit Committee meets periodically with the internal auditor and the independent accountants to discuss audit, internal control, financial reporting and related matters.  The Company’s independent accountants and the internal audit staff have direct access to the Audit Committee.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, and further described in interpretive guidance regarding management’s report on internal control over financial reporting issued by the Securities and Exchange Commission on June 27, 2007.  Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, management of the Company conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2007 based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our assessment included an assessment of the design of the internal control system, a review of the documentation of controls and tests of the effectiveness of internal controls.  Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007 and meets the criteria described in Internal Control – Integrated Framework.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

/s/ W. Page Ogden                                                                                                       /s/ William M. Salters
W. Page Ogden                                                                                           William M. Salters
President and Chief Executive Officer                                                                       EVP and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Britton & Koontz Capital Corporation and Subsidiaries

We have audited the accompanying Consolidated Balance Sheets of Britton & Koontz Capital Corporation and Subsidiaries as of December 31, 2007 and 2006, and the related Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Britton & Koontz Capital Corporation and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hannis T. Bourgeouis, LLP
HANNIS T. BOURGEOIS, LLP

Baton Rouge, Louisiana
March 5, 2008

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

ASSETS

	2007	2006

ASSETS:
Cash and Due from Banks:
Non-interest bearing	$6,102,837	$6,254,364
Interest bearing	2,629,470	317,799

Total Cash and Due from Banks	8,732,307	6,572,163

Federal funds sold	245,192	304,569
Investment Securities:
Trading (amortized cost, in 2007 and 2006, of $19,144,678 and $0, respectively)	19,199,207	-
Available-for-sale (amortized cost, in 2007 and 2006, of $63,612,681 and $65,580,510, respectively)	63,983,146	64,419,428
Held-to-maturity (market value, in 2007 and 2006, of $40,639,894 and $39,525,495, respectively)	39,988,305	38,610,920
Equity securities	2,521,000	4,339,700
Loans, less allowance for loan losses of $2,430,936 in 2007 and $2,344,434 in 2006	220,921,727	241,190,049
Loans held-for-sale	-	54,810
Bank premises and equipment, net	7,357,785	7,719,278
Other real estate, net of reserves of $58,350	746,796	1,256,611
Accrued interest receivable	2,294,235	2,437,387
Cash surrender value of life insurance	1,013,683	973,212
Core deposits, net	665,658	773,275
Other assets	676,231	666,839

TOTAL ASSETS	$368,345,272	$369,318,241

The accompanying notes are an integral part of these financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

	2007	2006

LIABILITIES:
Deposits:
Non-interest bearing	$47,305,927	$50,345,279
Interest bearing	199,088,223	203,411,996
Total Deposits	246,394,150	253,757,275

Securities sold under repurchase agreements	48,229,299	8,149,016
Federal Home Loan Bank advances	29,160,730	65,667,972
Junior subordinated debentures	5,155,000	5,155,000
Accrued interest payable (Includes $259,565 on Securities sold under repurchase agreements at December 31, 2007)	2,070,075	1,786,288
Advances from borrowers for taxes and insurance	359,501	401,678
Accrued taxes and other liabilities	1,175,652	804,124
Total Liabilities	332,544,407	335,721,353

STOCKHOLDERS' EQUITY:
Common stock, $2.50 par value per share; 12,000,000 shares authorized; 2,132,466 issued and 2,117,966 outstanding, for December 31, 2007, and December 31, 2006	5,331,165	5,331,165
Additional paid-in capital	7,305,970	7,295,235
Retained earnings	23,071,921	22,003,063
Accumulated other comprehensive income/(loss)	349,184	(775,200)
	36,058,240	33,854,263
Less: Treasury stock, 14,500 shares, at cost	(257,375)	(257,375)
Total Stockholders' Equity	35,800,865	33,596,888

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$368,345,272	$369,318,241

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005

INTEREST INCOME:
Interest and fees on loans	$19,010,095	$18,443,069	$16,101,335
Interest on investment securities:
Taxable interest income	3,927,411	3,593,781	4,256,926
Exempt from federal income taxes	1,652,143	1,641,361	1,634,084
Other interest income	14,853	29,672	7,876

Total Interest Income	24,604,502	23,707,883	22,000,221

INTEREST EXPENSE:
Interest on deposits	7,707,969	6,468,890	4,285,526
Interest on Federal Home Loan Bank advances	2,181,459	2,915,388	3,422,399
Interest on federal funds purchased	-	-	190,594
Interest on trust preferred securities	432,118	417,930	327,120
Interest on securities sold under repurchase agreements	943,146	403,863	219,422

Total Interest Expense	11,264,692	10,206,071	8,445,061

NET INTEREST INCOME	13,339,810	13,501,812	13,555,160

PROVISION FOR LOAN LOSSES	440,000	475,000	300,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,899,810	13,026,812	13,255,160

OTHER INCOME:
Service charges on deposit accounts	1,633,181	1,430,164	1,388,327
Income from fiduciary activities	3,996	38,202	41,038
Income from networking arrangements	231,261	179,457	201,890
Net gain on sales of loans	278,505	313,327	359,821
Net gain (loss) on sale of securities	(558,770)	(30,481)	-
Net gain on trading securities	144,892	-	-
Net gain (loss) on sales of premises and equipment	-	-	(36,612)
Other	495,227	520,092	463,151

Total Other Income	2,228,292	2,450,761	2,417,615
Income before Other Expenses	15,128,102	15,477,573	15,672,775

	2007	2006	2005

OTHER EXPENSES:
Salaries	5,157,330	5,003,831	5,863,029
Employee benefits	760,415	747,685	872,998
Director fees	203,425	198,012	208,087
Net occupancy expense	975,203	977,511	912,357
Equipment expense	1,147,655	1,102,240	1,109,984
Other real estate, net	351,962	65,333	71,895
FDIC assessment	30,787	32,526	31,160
Advertising	165,531	207,834	198,233
Stationery and supplies	184,719	188,057	182,497
Amortization	107,616	107,616	107,616
Audit expense	183,333	186,485	192,996
Other	1,998,097	1,887,878	1,879,189

Total Other Expenses	11,266,073	10,705,008	11,630,041

INCOME BEFORE INCOME TAX EXPENSE	3,862,029	4,772,565	4,042,734

INCOME TAX EXPENSE	856,248	1,193,982	815,094

NET INCOME	$3,005,781	$3,578,583	$3,227,640

PER SHARE DATA:
Basic earnings per share	$1.42	$1.69	$1.53

Basic weighted shares outstanding	2,117,966	2,117,529	2,116,316

Diluted earnings per share	$1.42	$1.69	$1.52

Diluted weighted shares outstanding	2,119,566	2,121,846	2,120,951

Cash dividends per share	$0.72	$0.72	$0.69

The accompanying notes are an integral part of these financial statements.

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income/(loss)	Stock	Total
BALANCE, December 31, 2004	2,116,316	$ 5,327,040	$ 7,254,113	$ 18,181,718	$ 646,272	$ (257,375)	$ 31,151,768
Comprehensive Income:
Net Income	-	-	-	3,227,640	-	-	3,227,640
Other Comprehensive Income
Change in fair value of
available for sale securities,
net of taxes of $ 930,312	-	-	-	-	(1,563,823)	-	(1,563,823)
Change in fair value of
derivatives, net of taxes of
$56,615	-	-	-	-	(95,169)	-	(95,169)
Total Comprehensive Income	-	-	-	-	-	-	1,568,648
Cash dividends ($0.69 per share)	-	-	-	(1,460,258)	-	-	(1,460,258)
BALANCE, December 31, 2005	2,116,316	5,327,040	7,254,113	19,949,100	(1,012,720)	(257,375)	31,260,158
Comprehensive Income:
Net Income	-	-	-	3,578,583	-	-	3,578,583
Other Comprehensive Income:
Change in fair value of
available for sale securities,
net of taxes of $169,535,
net of reclassification
adjustment of $1,875	-	-	-	-	284,982	-	284,982
Change in fair value of
derivatives, net of taxes of
$28,235, net of reclassification
adjustment of $28,605	-	-	-	-	(47,462)	-	(47,462)
Total Comprehensive Income	-	-	-	-	-	-	3,816,103
Fair value of unexercised stock options	-	-	10,003	-	-	-	10,003
Issuance of common stock	1,650	4,125	31,119	-	-	-	35,244
Cash dividends ($0.72 per share)	-	-	-	(1,524,619)	-	-	(1,524,619)
BALANCE, December 31, 2006	2,117,966	$ 5,331,165	$ 7,295,235	$ 22,003,063	$ (775,200)	$ (257,375)	$ 33,596,888
Adjustment to opening balance, net of tax
for the adoption of SFAS No. 159				(411,989)			(411,989)
Adjusted opening balance, Jan. 1, 2007				$ 21,591,074			$ 33,184,899
Comprehensive income:
Net Income	-		-	3,005,781	-	-	3,005,781
Other comprehensive income, net of tax:
Change in fair value of
available for sale securities,
net of taxes of $571,266	-	-	-	-	960,279	-	960,279
Change in fair value of
derivatives, net of taxes of
$97,625	-	-	-	-	164,105	-	164,105
Total Comprehensive Income	-	-	-	-	-	-	4,130,165
Fair value of unexercised stock options	-	-	10,735	-	-	-	10,735
Cash Dividends ($0.72 per share)	-	-	-	(1,524,936)	-	-	(1,524,936)
BALANCE at December 31, 2007	2,117,966	$ 5,331,165	$ 7,305,970	$ 23,071,921	$ 349,184	$ (257,375)	$ 35,800,865

The accompanying notes are an integral part of these financial statements.

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,005,781	$3,578,583	$3,227,640
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred taxes	(131,765)	(114,945)	(264,520)
Provision for loan losses	440,000	475,000	300,000
Provision for depreciation	791,330	798,221	824,447
Provision for losses on foreclosed real estate	58,350	-	-
Stock dividends received	(167,300)	(192,200)	(181,600)
Write-down of other real estate	312,859	22,178	34,255
Write-down of other repossessed assets	15,000	-	-
(Gain) on sale of loans	(278,505)	(313,327)	(359,821)
(Gain) Loss on sale of other repossessed assets	(1,000)	-	1,500
(Gain) Loss on sale of premises and equipment	-	-	36,612
(Gain) Loss on valuation of trading securities	(144,892)	-	-
(Gain) Loss on sale of securities	558,770	30,480	-
(Gain) Loss on sale of other real estate	3,850	(11,032)	(3,161)
Net amortization (accretion) of securities	(48,185)	139,519	307,126
Amortization of acquisition premium	107,616	107,616	107,616
Purchase of investment securities held for trading	(21,149,030)	-	-
Proceeds from sales, principal paydowns and maturities of investment securities held for trading	1,692,087	-	-
Net change in:
Loans held for sale	54,810	116,390	1,517,138
Accrued interest receivable	143,152	(179,162)	(131,146)
Cash surrender value of life insurance	(40,471)	(36,834)	7,103
Other assets	80,663	198,704	(169)
Accrued interest payable	283,786	347,452	453,977
Accrued taxes and other liabilities	(8,922)	(558,993)	559,562

Net Cash Provided by Operating Activities	(14,422,014)	4,407,650	6,436,559

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in federal funds sold	59,376	96,570	(292,107)
Proceeds from sales, principal paydowns and maturities
of investment securities held-to-maturity	6,036,959	1,149,236	1,759,528
Proceeds from sales, principal paydowns and maturities
of investment securities available-for-sale	59,245,635	19,446,947	24,938,759
Proceeds from redemption of Federal Home Loan
Bank stock	2,013,600	1,354,200	603,000
Purchases of investment securities held-to-maturity	(7,418,525)	(1,774,002)	-
Purchases of investment securities available-for-sale	(57,793,573)	(5,286,957)	(14,029,560)
Purchase of other equity securities	(27,600)	-	(371,500)
Net (increase)/decrease in loans	19,583,636	1,013,155	(26,509,385)
Proceeds from sales of other repossessed assets	5,000	22,626	30,565
Proceeds from sale of other real estate	653,948	334,461	890,709
Purchases of premises and equipment	(430,328)	(470,831)	(641,972)
Proceeds from sales of premises and equipment	491	-	-

Net Cash Provided by/ (Used in) Investing Activities	21,928,619	15,885,405	(13,621,963)

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in customer deposits	(6,508,063)	(4,961,586)	33,069,981
Net increase (decrease) in brokered deposits	(855,062)	1,341,951	(1,981,000)
Net increase (decrease) in federal funds purchased	-	-	(6,435,000)
Net increase (decrease) in Federal Home Loan Bank
advances	(36,507,241)	(18,528,095)	(12,726,804)
Net increase (decrease) in securities sold under
repurchase agreements	40,080,283	116,295	(70,660)
Increase (decrease) in advances from borrowers
for taxes and insurance	(42,177)	(35,544)	37,779
Cash dividends paid	(1,524,936)	(1,524,619)	(1,460,258)
Cash received from stock options exercised	-	35,244	-
Fair value of unexercised stock options	10,735	10,003	-

Net Cash Provided by/(Used in) Financing Activities	(5,346,461)	(23,546,351)	10,434,038

NET INCREASE/(DECREASE) IN CASH AND DUE
FROM BANKS	2,160,144	(3,253,296)	3,248,634

CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	6,572,163	9,825,459	6,576,825

CASH AND DUE FROM BANKS AT END OF YEAR	$8,732,307	$6,572,163	$9,825,459

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash payments for:
Income taxes	$950,750	$1,609,528	$579,504

Interest on deposits and borrowings	$10,980,905	$9,858,619	$7,991,084

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Transfers to other real estate/other repossessed assets	$523,192	$169,134	$1,072,050

Change in unrealized (gains) losses on
securities available-for-sale	$1,531,545	$454,517	$(2,494,135)

Change in the deferred tax effect in unrealized
gains (losses) on securities available-for-sale	$571,266	$169,535	$(930,312)

Change in unrealized gains on derivatives	$261,730	$(75,697)	$(151,784)

Change in the deferred tax effect in
unrealized gains on derivatives	$97,625	$(28,235)	$(56,615)

The accompanying notes are an integral part of these financial statements.

NOTE A.                                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Britton & Koontz Capital Corporation (the “Company”) and its wholly owned subsidiaries, Britton & Koontz Bank, National Association (the “Bank”) and B & K Title Insurance Agency, Inc. (the “Agency”).  All material inter-company profits, balances and transactions have been eliminated

Nature of Operations

The Bank operates under a national bank charter and provides full banking services, including trust services.  The primary area served by the Bank is the southwest region of Mississippi and East Baton Rouge Parish in Louisiana.  Services are provided at three locations in Natchez, Mississippi, two locations in Vicksburg, Mississippi, and one location in Baton Rouge, Louisiana.  The Agency’s operations were discontinued during 2006.

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

NOTE A.                                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Trading securities include securities purchased and classified as trading in connection with the Company’s adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 157, “Fair Value Measurements” (“SFAS 157”), and Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  These securities are also carried at fair value.  Equity securities primarily include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which are restricted and are carried at cost.

Realized gains and losses on dispositions of investment securities are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Unrealized gains and losses on investment securities available-for-sale are based on the difference between book value and fair value of each security.  These unrealized gains and losses are reported as a component of comprehensive income in stockholders' equity, net of the related deferred tax effect.  The Bank marks to market its trading portfolio at the end of each quarter with gains or losses reported to net income.  Such changes in the fair value due to market changes may contribute to volatility in quarterly earnings.

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

Loans Held-for-Sale

Loans held-for-sale primarily range from ten, fifteen and thirty-year fixed-rate, one-to-four family real estate loans which are valued at the lower of cost or market, as determined by outstanding commitments from investors or current investor yield requirements, calculated on an individual basis.  These loans are originated with the intent of selling them in the secondary market.

Unrealized losses on loans held-for-sale are charged against income in the period of decline. Such declines are recorded in a valuation allowance account and deducted from the cost basis of the loans.  Gains on loans held-for-sale are recognized when realized.

NOTE A.                                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE A.                                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

On January 1, 2007, the Company adopted the provision of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”).  The Company does not believe it has any unrecognized tax benefits included in its consolidated financial statements.  The Company has not recognized any interest or penalties in the consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.

Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of shares of common stock outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  All shares held by the Employee Stock Ownership Plan are treated as outstanding in computing the earnings per share.  Stock options are used in the calculation of diluted earnings per share if they are dilutive.  Earnings per common share has been computed as follows:

	2007	2006	2005
Basic weighted average shares outstanding	2,117,966	2,117,529	2,116,316
Dilutive effect of stock options	1,600	4,317	4,635

Dilutive weighted average shares outstanding	2,119,566	2,121,846	2,120,951
Net income	$3,005,781	$3,578,583	$3,227,640
Net income per share-basic	$1.42	$1.69	$1.53
Net income per share-dilutive	$1.42	$1.69	$1.52

NOTE A.                                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has granted options to purchase various amounts of the Company’s common stock at various prices ranging from $14.50 to $19.02 per share.  Those options whose exercise price exceeded the average market price of the common shares are not included in the options adjustment for diluted earnings per share.

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

Advertising Costs

Advertising and marketing costs are recorded as expenses in the year in which they are incurred.  Advertising and marketing costs charged to operations during 2007, 2006 and 2005 were $165,531, $207,834 and $198,233, respectively.

Interest-Rate Cap Agreements

The Company uses these financial instruments to manage interest rate risk.  The only caps currently used are embedded in either Federal Home Loan Bank (“FHLB”) borrowings or Structured Repurchase Agreements as an increase in the interest rate.

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

NOTE A.                                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation Plans

FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), encouraged all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also permitted an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock.  Prior to 2006, the Company applied the accounting methodology in APB Opinion No. 25 with respect to outstanding stock options.  Note J below provides pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied prior to 2006.

In December 2004, FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This statement is a revision to SFAS 123 and supersedes APB Opinion No. 25.  This statement eliminated the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was allowed under SFAS 123 as originally issued.  As a result, a public entity is required to measure the cost of employee services received in exchange for an award of equity based instruments based on the grant-date fair value of the award and to recognize the cost over the period during which an employee is required to provide service in exchange for the award.  In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) which expressed the views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and the valuation of share based payment arrangements for public companies.  SAB 107 provided that the effective date for implementation of SFAS 123(R) was the first fiscal year beginning on or after June 15, 2005.  The Company has applied the principles set forth in SFAS 123(R) beginning in the 2006 fiscal year.  Note J below sets forth information regarding the Company’s application of SFAS 123(R) with respect to stock options outstanding in 2007.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48.  The interpretation prescribes a recognition threshold and measurement attribute for recognition in financial statements of the recognition and measurement of a tax position taken in a tax return.  FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken.  Tax positions that meet the more-likely-than-not threshold should be measured in order to determine the tax benefit to be recognized in the financial statements.  Effective January 1, 2007, the Company adopted the provisions of FIN 48 as discussed above in the Income Taxes subpart of this Note A.  The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.

NOTE A.                                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2006, the FASB issued SFAS 157.  SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities.  Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts its business.  SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  Effective January 1, 2007, the Company early adopted the provisions of SFAS 157 as it relates to certain investment securities.  The effects of the adoption of this standard are disclosed below in Note B, Investment Securities.

In February 2007, the FASB issued SFAS 159.  SFAS 159 provides the Company with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements to facilitate reporting between companies.  The fair value option established by SFAS 159 permits the Company to choose to measure eligible items at fair value at specified election dates.  The Company must then report unrealized gains and losses on items for which the fair value option has been elected in earnings at each reporting date subsequent to implementation.  The Company early adopted the provisions of SFAS 159 effective January 1, 2007 as it relates to trading securities.  The effects of the adoption are presented in these financial statements and disclosed in Note B, Investment Securities, below.

Reclassifications

Certain reclassifications have been made to the 2006 and 2005 consolidated financial statements in order to conform to the classifications adopted for reporting in 2007.

NOTE B.	INVESTMENT SECURITIES
The amortized cost and approximate market value of investment securities classified as held-to-maturity at December 31, 2007, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of State and
Political Subdivisions	$38,004,634	$926,882	$(286,861)	$38,644,655

Mortgage-Backed Securities	1,983,671	11,568	-	1,995,239
Total	$39,988,305	$938,451	$(286,861)	$40,639,894

The amortized cost and approximate market value of investment securities classified as available-for-sale at December 31, 2007, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-Backed Securities	$63,612,681	$376,987	$(6,522)	$63,983,146
Total	$63,612,681	$376,987	$(6,522)	$63,983,146

The amortized cost and approximate market value of investment securities classified as trading at December 31, 2007, are summarized as follows:
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-Backed Securities	$19,144,678	$65,250	$(10,721)	$19,199,207
Total	$19,144,678	$65,250	$(10,721)	$19,199,207

The amortized cost and approximate market value of investment securities classified as held-to-maturity at December 31, 2006, are summarized as follows:

NOTE B.	INVESTMENT SECURITIES (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of State and
Political Subdivisions	$36,175,580	$1,008,011	$(76,999)	$37,106,592
Mortgage-Backed Securities	2,435,340	2,005	(18,442)	2,418,903
	$38,610,920	$1,010,016	$(95,441)	$39,525,495

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

The aggregate fair value and aggregate unrealized losses on securities whose fair values are below book values as of December 31, 2007, are summarized below.  Due to the nature of the investment and current market prices, these unrealized losses are considered a temporary impairment of the securities.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Held-to-Maturity:
Obligations of
State and Political
Subdivisions (25)	$7,167,727	$(205,231)	$1,683,047	$(81,630)	$8,850,774	$(286,861)
	$7,167,727	$(205,231)	$1,683,047	$(81,630)	$8,850,774	$(286,861)

Available for Sale:
Mortgaged-backed
Securities (1)	$-	$-	$289,977	$(6,522)	$289,977	$(6,522)
	$-	$-	$289,977	$(6,522)	$289,977	$(6,522)

NOTE B.	INVESTMENT SECURITIES (Continued)

The aggregate fair values and aggregate unrealized losses on securities whose fair values were below book values as of December 31, 2006, are summarized below.  Due to the nature of the investment and current market prices, these unrealized losses are considered a temporary impairment of the securities.  As of December 31, 2006, there were six securities included in held-to-maturity and twenty-nine securities included in available-for-sale.

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

The unrealized losses in the Company’s investment portfolio, caused by interest rate increases, are not credit issues and are deemed to be temporary.  Cash flows from the mortgage-backed securities are guaranteed by the full faith and credit of the United States or by an agency of the United States government.   The Company also has the ability and intent to hold these securities until maturity and thus is not required to record any loss on the securities.

Equity securities at December 31, 2007 and 2006, include the following: Federal Home Loan Bank stock of $1,696,500 and $3,515,200 for 2007 and 2006, respectively; Federal Reserve Bank stock of $521,700 for 2007 and 2006; First National Bankers Bank stock in the amount of $47,800 for 2007 and 2006; a $100,000 investment in ECD Investments, LLC for both years; and a $155,000 investment in B&K Statutory Trust for both years. Redemptions of stock in the Federal Home Loan Bank during 2007 and 2006 were $2,013,600 and $1,354,200, respectively.  The Federal Home Loan Bank, Federal Reserve Bank and First National Bankers Bank stocks are considered restricted stock as only banks, which are members of these organizations, may acquire or redeem them.  The stock is redeemable at its face value; therefore, there are no gross unrealized gains or losses associated with these investments.

NOTE B.	INVESTMENT SECURITIES (Continued)

Investment securities with an amortized cost of approximately $94,064,000 (approximate market value $95,138,000) at December 31, 2007, and approximately $56,217,000 (approximate market value $56,600,000) at December 31, 2006, were pledged to collateralize public deposits and for other purposes as required or permitted by law or agreement.  The increase from year to year is due to moving from Federal Home Loan Bank advances to Structured Repurchase Agreements with JPMorgan Chase. (See Note M).

The amortized cost and approximate market value of investment debt securities at December 31, 2007, by contractual maturity (including mortgage-backed securities), are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Yields on tax-exempt municipal securities have been computed on a book equivalent basis which takes into account the coupon rate paid by the issuer adjusted by any premium paid or discount received on the security at settlement date.

NOTE B.	INVESTMENT SECURITIES (Continued)

	Securities held-to-maturity
	Weighted
	Average	Amortized	Market
	Yield	Cost	Value

Due in One Year or Less	6.818%	$1,037,519	$1,043,219
Due After One Year through Five Years	7.512%	2,427,116	2,510,796
Due After Five Years through Ten Years	6.945%	19,675,871	20,120,355
Due After Ten Years	6.577%	16,847,799	16,965,525

	6.821%	$39,988,305	$40,639,894

	Securities available-for-sale
	Weighted
	Average	Amortized	Market
	Yield	Cost	Value

Due in One Year or Less	0.000%	$-	$-
Due After One Year through Five Years	0.000%	-	-
Due After Five Years through Ten Years	0.000%	-	-
Due After Ten Years	5.452%	63,612,681	63,983,146

	5.452%	$63,612,681	$63,983,146

	Securities trading
	Weighted
	Average	Amortized	Market
	Yield	Cost	Value

Due in One Year or Less	0.000%	$-	$-
Due After One Year through Five Years	0.000%	-	-
Due After Five Years through Ten Years	0.000%	-	-
Due After Ten Years	5.317%	19,144,678	19,199,207

	5.317%	$19,144,678	$19,199,207

NOTE B.	INVESTMENT SECURITIES (Continued)

During the first quarter of 2007, the Company elected early adoption of SFAS 157 and SFAS 159 on approximately $20 million of its investment securities.  The extent of the election and the cumulative-effect adjustment to retained earnings are as follows:
Description	Balance Sheet At January 1, 2007 Prior to Adoption	Net Loss Upon Adoption	Balance Sheet At January 1, 2007 After Adoption of Fair Value Option
Investment Securities Increase in Deferred Tax Asset Cumulative Effect of the Adoption of the Fair Value Option (charge to retained earnings)	$20,387,696	$(657,080) 245,091 $ 411,989	$19,730,616

         On April 12, 2007, the Company sold the $20 million of the securities it had transferred to trading in connection with the adoption of SFAS 157 and SFAS 159 along with an additional $35 million of its available-for-sale securities (“AFS”).  The net proceeds from this sale was reinvested back into longer-term higher yielding mortgage backed securities in order to reduce short-term cash flows and mitigate increasing asset sensitivity of the Company’s asset/liability position in the face of an inverted interest rate yield curve environment extending to 10 year maturities.  The average duration of the new investment securities is 3.93 years.  The Company classified $20 million of the new securities as trading and the remaining $35 million as AFS.  Subsequent to year-end, the Company sold its $20 million of securities classified as trading.

The following provides the fair value hierarchy table set forth in SFAS 157 supplemented with information regarding the income statement changes in fair value of assets (for which the fair value options has been elected):

Fair Value Measurements at December 31, 2007:

Description	Fair Value Measurements at December 31, 2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Trading Securities Available-for-sale Derivatives	$ 19,199,207 63,983,146 186,448	$ -	$ 19,199,207 63,983,146 186,448	$ -

NOTE B.                      INVESTMENT SECURITIES (Continued)

Level 1 includes the most reliable sources, and includes quoted prices in active markets.  Level 2 includes observable inputs.  Observable inputs are defined in SFAS 159 to include “inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates)” as well as “inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).”  Level 3 includes unobservable inputs and should be used only when observable inputs are unavailable.

NOTE C.                      LOANS

The Bank’s loan portfolio (rounded to the nearest thousand) at December 31, 2007 and 2006, consists of the following:
	2007	2006

Commercial, Financial and Agricultural	$25,884,000	$28,385,000
Real Estate-Construction	45,097,000	44,592,000
Real Estate-Mortgage	144,561,000	159,729,000
Installment	7,550,000	10,680,000
Overdrafts	261,000	203,000
Total loans	$223,353,000	$243,589,000

Loans on which accrual of interest has been discontinued or reduced were approximately $1,302,000 and $1,193,000 at December 31, 2007, and 2006, respectively. If interest on such loans had been accrued, the income would have approximated $36,000 in 2007, $31,000 in 2006, and $24,000 in 2005.  At December 31, 2007 and 2006, the recorded investment in loans that were considered to be impaired was approximately $1,301,942 and $1,192,901, respectively, substantially all of which were on a non-accrual basis.  The related allowance amount on impaired loans at December 31, 2007, was approximately $333,000 compared to $388,000 at December 31, 2006.  Loans which are contractually 90 days or more past due as of December 31, 2007 and 2006, were approximately $12,302 and $232,292, respectively.

In the ordinary course of business, the Bank makes loans to its executive officers, principal stockholders, directors and to companies in which these borrowers are principal owners.  Loans outstanding to such borrowers (including companies in which they are principal owners) amounted to $2,406,672 and $3,255,659 at December 31, 2007 and 2006, respectively.  These loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features.

The aggregate amount of loans to such related parties for 2007 and 2006 is as follows:

	2007	2006
Balance at January 1	$3,255,659	$2,807,745
New Loans	840,313	1,732,202
Repayments	(1,689,300)	(1,284,288)
Balance at December 31	$2,406,672	$3,255,659

NOTE D.                                ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses is as follows:

	2007	2006	2005
Balance at January 1	$2,344,434	$2,377,840	$2,236,778
Credits charged off:
Real Estate – Mortgage	(283,733)	(7,501)	(149,502)
Commercial, Financial and Agricultural	(86,854)	(570,717)	(53,960)
Installment Loans	(136,380)	(64,488)	(47,187)
Total Charge-Offs	(506,967)	(642,706)	(250,649)
Recoveries:
Real Estate - Mortgage	4,703	77,198	35,225
Commercial, Financial and Agricultural	109,714	25,991	22,520
Installment Loans	39,052	31,111	33,966
Total Recoveries	153,469	134,300	91,711
Net Credits Charged Off	(353,498)	(508,406)	(158,938)
Provision for Loan Losses	440,000	475,000	300,000
Balance at December 31	$2,430,936	$2,344,434	$2,377,840

NOTE E.                       LOAN SERVICING

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were approximately $12,691,665, $12,830,831 and $11,274,712 in 2007, 2006 and 2005, respectively.

NOTE F.                      BANK PREMISES AND EQUIPMENT

A summary of Bank premises and equipment is as follows:

	2007	2006
Buildings and Improvements	$7,403,176	$7,327,873
Furniture and Equipment	5,582,038	5,227,504
	12,985,214	12,555,377
Less: Accumulated Depreciation	(6,741,982)	(5,950,652)
Land	1,114,553	1,114,553
Bank Premises and Equipment, Net	$7,357,785	$7,719,278

NOTE F.                      BANK PREMISES AND EQUIPMENT (Continued)

The provision for depreciation charged to operating expenses was $791,330, $798,221 and $824,447 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE G.                                TRUST DEPARTMENT ASSETS

Property (other than cash deposits) held by the Bank in fiduciary or agency capacities for its customers is not included in the accompanying consolidated balance sheets as such items are not assets of the Bank.  Trust fees are reported on the cash basis. The difference between cash basis and the accrual basis is immaterial.

The Company has entered into a Trust Services Agreement with National Independent Trust Company, a national banking association doing business as Argent Trust Company, headquartered in Ruston, Louisiana.  Effective January 1, 2007, Argent Trust Company assumed all responsibilities associated with trust services, having been duly appointed successor trustee for all trust accounts.  Argent Trust Company performs certain fiduciary services for customers transferred from and referred by the Bank to Argent Trust Company.  In return the Bank receives a specified percentage of fee income paid to Argent Trust Company by those customers.

NOTE H.                                DEPOSITS

Deposits at December 31, 2007 and 2006, consisted of the following:
	2007	2006

Non-Interest Bearing Demand Deposits	$47,305,927	$50,345,279
NOW Accounts	24,056,081	24,555,009
Money Market Deposit Accounts	34,449,399	37,101,457
Savings Accounts	17,310,284	18,082,839
Certificates of Deposit	123,272,459	123,672,691
	$246,394,150	$253,757,275

Maturities of certificates of deposit of $100,000 or more outstanding at December 31, 2007 and 2006, are summarized as follows:

	2007	2006
Time Remaining Until Maturity:
Three Months or Less	$13,693,963	$11,261,017
Over Three Through Six Months	16,183,305	15,290,171
Over Six Through Twelve Months	18,119,579	26,185,733
Over Twelve Months	4,210,503	9,647,050
	$52,207,350	$62,383,971

NOTE H.                       DEPOSITS (Continued)

The approximate scheduled maturities of certificates of deposits for each of the next five years are:

2008	$102,592,695
2009	10,456,592
2010	8,084,036
2011	540,818
2012	1,598,317
$123,272,458

Interest expense on certificates of deposit greater than $100,000 was approximately $2,430,000, $2,486,000 and $1,647,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The public fund deposits were $28,121,213 and $31,160,342 at December 31, 2007 and 2006, respectively.

NOTE I.                      BORROWINGS

Federal Home Loan Bank Advances:

During 2007 and 2006, the Bank received advances from and remitted payments to the Federal Home Loan Bank.  These advances are collateralized by a portion of the Bank’s one-to-four family residential mortgage portfolio, certain secured commercial loans and certain investment securities in accordance with the Advance Security and Collateral Agreement with the Federal Home Loan Bank.   The following provides information regarding outstanding Federal Home Loan Bank advances:

Advances outstanding at December 31, 2007, consist of:

Four amortizable fixed-rate loans totaling $4,160,730 with interest rates ranging from 2.377% to 4.963%.  The maturities on these loans range from May 1, 2008, to September 1, 2010.

Two variable-rate loans, tied to 3 month Libor, totaling $25,000,000 with interest rates, including margins and adjusting quarterly, ranging from 4.37% to 5.059% and caps established at the strike price of 4.00% and 5.50%. The maturities on these loans are February 4, 2008 and August 15, 2008.

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

One overnight advance in the amount of $20,060,000 with an interest rate of 5.44%.

NOTE I.                      BORROWINGS (Continued)

Annual maturities for the next three years as of December 31, 2007 are as follows:

2008	$26,735,031
2009	2,409,099
2010	16,600
$29,160,730

Junior Subordinated Debentures:

In 2003, the Company issued $5,000,000 of junior subordinated debentures.  These junior subordinated debentures qualify as Tier 1 capital for regulatory capital purposes but are classified as a liability under accounting principles generally accepted in the United States of America.  These securities carry an interest rate of LIBOR + 3.15%, adjusted quarterly, with interest paid quarterly in arrears and mature in March, 2033.  Under certain circumstances, these securities are subject to repayment on March 26, 2008, or thereafter.

NOTE J.                      EMPLOYEE BENEFIT PLANS

The Bank has an employee stock ownership plan which is designed to invest primarily in employer stock.  All employees of the Bank with one year of service and who are at least 21 years old are covered, and are fully vested after six years of service.  Employer contributions are determined annually in the discretion of the Board of Directors and are allocated among participants on the basis of their total annual compensation.  Dividends on stock owned by the plan are recorded as a reduction of retained earnings.  There were no company contributions to the plan for the years 2007, 2006, or 2005.  The plan owned 87,296 and 89,733 shares of Britton & Koontz Capital Corporation stock, as of December 31, 2007 and 2006, respectively.

The overall cost to the plan for the years ended December 31, 2007, 2006 and 2005, was $7.94, $8.00 and $7.73 per share, respectively.

Employees age 21 and older are eligible to participate in a 401(k) plan established by the Bank.  Under this plan, employees may defer a percentage of their salaries, subject to limits based on federal tax laws. These deferrals are immediately vested.  Employer matching and profit sharing contributions are non-mandatory and 100% vested after six years.  Employer contributions to the plan are made at the discretion of the Board of Directors and aggregated $121,691, $123,816 and $114,077 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company maintains a long-term incentive plan, the Britton Koontz Capital Corporation 2007 Long-Term Incentive Compensation Plan (the “2007 LTIP”), in which all employees of the Company and its subsidiaries may participate. The plan is administered by a Committee of at least two non-employee directors appointed by the full Board of Directors.  The 2007 LTIP was approved by the Company’s shareholders on April 24, 2007, and replaced the Company’s 1996 Long-Term Incentive Plan (the “1996 LTIP”), which was effective as of May 16, 1996 and expired as of May 16, 2006, after which no grants or awards could be made.  The 86,337 shares remaining available for grant or award under the 1996 LTIP at the time of its expiration have been added to the shares available for grant under the 2007 LTIP.

NOTE J.                      EMPLOYEE BENEFIT PLANS (Continued)

The 1996 LTIP will remain in effect until all grants and awards under that plan have been satisfied by the issuance of common stock, forfeited or have expired.  The Company has granted options to purchase a total of 112,643 shares, including 98,643 from the 1996 LTIP and 14,000 from the 2007 LTIP.  An aggregate of 87,130 shares remain available for grant or award at December 31, 2007, under the 2007 LTIP.  Options to acquire 8,354 shares were outstanding and exercisable as of December 31, 2007.

The summary of stock option activity is shown below:
		Weighted
	Options	Average
	Outstanding	Exercise Price
December 31, 2004	35,000	$16.83
Options granted	5,000	18.00
Options exercised	-	-
Options forfeited	(4,480)	14.50
December 31, 2005	35,520	$17.29
Options granted	-	-
Options exercised	(1,650)	14.50
Options forfeited	(5,500)	16.97
December 31, 2006	28,370	$17.51
Options granted	14,000	19.02
Options expired	(12,500)	19.94
Options forfeited	(2,000)	14.50
December 31, 2007	27,870	$17.40

The following table summarizes information about stock options outstanding at December 31, 2007:

Exercise Price	Options Outstanding	Remaining Contractual Life
$ 19.02	14,000	4.5 years
14.50	8,870	3.9 years
18.00	5,000	2.3 years

The Company applied APB Opinion 25 and related interpretations in accounting for the stock options prior to 2006. Accordingly, no compensation cost was recognized. Had compensation cost for the Company’s stock options been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS 123(R), the Company’s net income and earnings per share for 2005 would have been adjusted to the pro forma amounts indicated below:

NOTE J.                      EMPLOYEE BENEFIT PLANS (Continued)
2005

Net Income, as Reported	$3,227,640
Pro Forma Net Income	$3,215,915
Basic Earnings Per Share, as Reported	$1.53
Pro Forma Basic Earnings Per Share	$1.52
Diluted Earnings Per Share, as Reported	$1.52
Pro Forma Diluted Earnings Per Share	$1.52

The fair value of each option is estimated on the grant date using the Black-Scholes option pricing model.  The following assumptions were made in estimating fair values in 2007 and 2005.  No options were granted in 2006.

Assumption	2007	2005

Dividend yield	3.76%	3.59%
Risk free rate	5.06%	4.42%
Expected life	5 years	5 years
Expected volatility	21.23%	27.59%

SFAS 123(R) requires measurement for share-based transactions at the fair value of the equity instrument issued.  The Company adopted this pronouncement effective as of January 1, 2006.  Net income after tax for 2007 and 2006 was reduced by $11,000 and $10,000, respectively, due to valuing stock options for the years ended December 31, 2007 and December 31, 2006.  The Company has addressed the future application of this pronouncement and does not consider its potential impact to be significant.

The Bank maintains a salary continuation agreement with its chief executive officer.  The agreement is intended to provide equal annual benefits for a period of 15 years following the later of (1) his attainment of age 65, or (2) his retirement.  The amount of the benefit is fixed and is based on the chief executive’s age when his employment ceases; the maximum annual benefit that he may receive under the plan is $40,000.  One-half of the chief executive’s benefit vested upon his attainment of age 55; the remaining benefit will fully vest upon his attainment of age 64.  If the chief executive dies while he is employed, his beneficiaries will be paid an annual benefit equal to $40,000 during the 15-year period following his date of death.  If he dies after his installment payments have commenced, his beneficiaries will receive the remaining payments.   The benefit under the Salary Continuation Agreement is subject to forfeiture if the chief executive is terminated for cause.  The agreement also contains a non-competition covenant during the three-year period after his employment ceases for any reason.  If he breaches this covenant, the Bank may cease all further payments.  The Bank is also currently paying benefits to a retired executive officer pursuant to a salary continuation agreement.  The financial statements for the years ended December 31, 2007, 2006 and 2005 include salary continuation expenses of $33,630, $33,478 and $42,982, respectively.

NOTE K.                                LEASES

The Bank leases one branch office as well as parking space under operating leases which expire in various years through 2014.  Rent expense was $107,172, $103,277 and $124,577 in 2007, 2006 and 2005, respectively.

The future minimum rental commitments for these leases at December 31, 2007, are as follows:

2008	$106,092
2009	105,792
2010	105,792
2011	105,792
2012	105,792
Thereafter	97,344
$626,604

NOTE L.                      INCOME TAXES

The provision/(benefit) for income taxes included in the consolidated statements of income is as follows for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Current	$988,013	$1,308,927	$1,079,614
Deferred	(131,765)	(114,945)	(264,520)

	$856,248	$1,193,982	$815,094

The provision for federal income taxes differs from that computed by applying the federal statutory rate of 34% in 2007, 2006 and 2005 as indicated in the following analysis:

	2007	2006	2005

Tax Based on Statutory Rate	$1,313,090	$1,622,672	$1,374,530
State Taxes	129,291	108,971	98,051
Effect of Tax-Exempt Income	(568,290)	(565,412)	(565,456)
Other	(17,843)	27,751	(92,031)

	$856,248	$1,193,982	$815,094

NOTE L.                      INCOME TAXES (Continued)

The net deferred tax liability of $527,508 in 2007 is included in accrued taxes and other liabilities.  Net deferred tax assets of $9,620 in 2006 and $35,974 in 2005 are included in other assets.  The net deferred tax asset and liabilities consist of the following components at December 31, 2007, 2006 and 2005:

	2007	2006	2005
Deferred Tax Liabilities:
Unrealized gain on available-for-sale securities	$(138,183)	$-	$-
Unrealized gain on derivatives	(69,545)	-	(155)
Depreciation	(954,487)	(978,128)	(992,514)
Federal Home Loan Bank dividends	(160,248)	(271,687)	(335,975)
Mark to Market trading securities	(54,045)	-	-
Other	-	(6,869)	(191,067)
	(1,376,508)	(1,256,685)	(1,519,711)
Deferred Tax Assets:
Unrealized Loss on available-for-sale securities	-	433,083	602,618
Unrealized loss on derivatives	-	28,080	-
Provision for loan losses	616,938	584,673	597,133
Other real estate	59,400	19,463	11,190
Voluntary severance	-	35,293	171,770
Other	172,662	165,713	172,974
	849,000	1,266,305	1,555,685
Net Deferred Tax Asset/(Liability)	$(527,508)	$9,620	$35,974

A summary of the changes in the net deferred tax asset (liability) for the years ended December 31, 2007, 2006 and 2005, is as follows:

	2007	2006	2005
Balance at beginning of year	$9,620	$35,974	$(1,024,406)
Deferred tax expense, charged to operations	131,764	114,945	264,520
Other comprehensive income, charged to
equity	(668,892)	(141,299)	795,860
Balance at end of year	$(527,508)	$9,620	$35,974

NOTE M.                                SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

At December 31, 2007 and 2006, the Bank had sold various investment securities with an agreement to repurchase these securities at various times within one year.  The underlying securities are U.S. Government obligations and obligations of other U.S. Government agencies and corporations carried on the balance sheet at approximately $59 million, with an approximate market value of $59 million.  These securities generally remain under the Bank's control and are included in investment securities.  At December 31, 2007, these securities had coupon rates ranging from 5.00% to 6.00% and maturity dates ranging from 2018 to 2036.  The related liability to repurchase these securities, included in securities sold under repurchase agreements, was $48 million at December 31, 2007, and $8 million at December 31, 2006.

NOTE M.                                SECURITIES SOLD UNDER REPURCHASE AGREEMENTS (Continued)

The increase from year to year is due to the Company redirecting its borrowed funds from FHLB advances to Structured Repurchase Agreements.  The Company entered into a $20 million transaction with JPMorgan Chase Bank, N.A. (“Chase”) in the 3rd quarter of 2007.  Details of this transaction can be found in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC.  On November 13, 2007, the Company entered into a 5 year, no-call 3-year Structured Repurchase Agreement with Chase for an additional $20 million.  Terms of the transaction call for the Bank to pay a fixed rate of 4.71%.  In the first three years such rate is subject to reduction if 3-Month LIBOR is greater than 4.90% measured two business days prior to the 13th of each February, May, August and November.  Accordingly, during this three year no-call period, the Bank’s cost of funds cannot exceed the initial rate of 4.71%.  Chase, in its discretion, may terminate the transaction on November 13, 2010, and quarterly thereafter.  The Bank is required to maintain a margin percentage of 105% on securities subject to the transaction.  These agreements with Chase were entered into as a means of adding additional leverage and to lock in a fixed rate for a certain period of time.  Additionally, both transactions carry a cap embedded into the interest rate that protects the Company in the case of adverse interest rate increases.  The remaining $8 million in liability primarily includes agreements that the Company has entered into with local customers for overnight sweep accounts with rates ranging from 1.25% to 4.70% to provide a means to protect these funds that are generally outside FDIC insurance coverage.

The maximum amount of outstanding agreements at any month-end was $50 million and $15 million during 2007 and 2006, respectively.  The monthly average amount of outstanding agreements was $21 million and $9 million during 2007 and 2006 respectively.

NOTE N.	REGULATORY MATTERS

The primary source of the Company’s revenue is dividends from the Bank.  Federal banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company.  Under federal law, the directors of a national bank, after making proper deduction for all expenses and other deductions required by the Comptroller of the Currency, may credit net profits to the bank’s undivided profits account, and may declare a dividend from that account of so much of the net profits as they judge expedient.  The Comptroller and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings.  The Bank’s ability to pay dividends is also limited by prudence, statutory and regulatory guidelines, and a variety of other factors.

Federal Reserve regulations limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations.  At December 31, 2007, the maximum amount available for transfer from the Bank to the Company in the form of loans on a secured basis was $3.7 million.  There were no loans outstanding from the Bank to the Company at December 31, 2007.  Any such distribution is also subject to the requirements described in the following paragraphs.

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

NOTE N.	REGULATORY MATTERS (Continued)

In the event of a complete liquidation of the Bank, each Qualifying Depositor would be entitled to his or her pro rata interest in the Liquidation Account.  Such claims would be paid before payment to the Company as the Bank’s sole shareholder.  A merger, consolidation, purchase of assets and assumption of deposits and/or other liabilities or similar transaction, with an FDIC-insured institution, would not be a complete liquidation for the purpose of paying the Liquidation Account.  In such a transaction, the Liquidation Account would be required to be assumed by the surviving institution.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital and Tier I capital to risk-weighted assets and of Tier I capital to average assets.  Management believes, as of December 31, 2007 and 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

The most recent regulatory notification categorized the Bank as well capitalized under the regulatory capital framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company’s (consolidated) and the Bank's actual capital amounts and ratios as of December 31, 2007 and 2006, are presented in the following table.

NOTE N.	REGULATORY MATTERS (Continued)
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2007
Total Capital (to Risk-
Weighted Assets)
Consolidated	$42,217	16.36%	$20,643	8.00%	N/A	N/A
The Bank	$38,285	14.84%	$20,637	8.00%	$25,797	10.00%
Tier I Capital (to Risk-
Weighted Assets)
Consolidated	$39,786	15.42%	$10,321	4.00%	N/A	N/A
The Bank	$35,854	13.90%	$10,319	4.00%	$15,478	6.00%
Tier I Capital (to Average
Assets)
Consolidated	$39,786	10.98%	$14,500	4.00%	N/A	N/A
The Bank	$35,854	9.84%	$14,577	4.00%	$18,221	5.00%

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
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

Commitments to extend credit are agreements to lend money at fixed and variable rates with fixed expiration dates or termination clauses.  The Bank applies the same credit standards used in the lending process when extending these commitments, and periodically reassesses the customer's creditworthiness through ongoing credit reviews.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Collateral is obtained based on the Bank's assessment of the transaction.  At December 31, 2007 and 2006, the Bank’s commitments to extend credit totaled $58,418,706 and $67,515,609, respectively.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk and collateralization policy involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Bank had total unfunded letters of credit of $2,808,717 and $2,092,014 as of December 31, 2007 and 2006, respectively.

The Bank is required to maintain average reserves at the Federal Reserve Bank.  This requirement approximated $275,000 at December 31, 2007.  The Bank is in compliance with this requirement.

At December 31, 2006, the Bank had committed to sell approximately $55,000 of loans originated near year-end.  These loans are classified as loans held-for-sale and are carried at the lower of cost or market.  Due to the short period from origination, the cost and market value of these loans are approximately the same.  There were no loans held for sale at December 31, 2007.

The Bank has outstanding lines of credit with several of its correspondent banks available to assist in the management of short-term liquidity.  At December 31, 2007, the total available lines of credit were $44 million with an outstanding balance of $ -0- as reflected on the consolidated balance sheet.

The Company and its wholly owned subsidiaries, the Bank and the Agency, are involved in certain litigation incurred in the normal course of business.  In the opinion of management and legal counsel, liabilities arising from such claims, if any, would not have a material effect upon the Company's consolidated financial statements.

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

NOTE Q.                                DIVIDENDS

The Bank paid dividends to the Company amounting to $2,800,000 and $2,500,000 for the years 2007 and 2006, respectively.

NOTE R.                                INTEREST RATE RISK MANAGEMENT

During 2006, the Bank entered into an off-balance sheet interest rate swap agreement to reduce its interest-rate risk and protect its prime based loans if interest rates were to fall.  Under the terms of this agreement, the Bank receives a fixed rate and is obligated to pay a floating rate based on Prime calculated on a contractual notional amount of $10 million at December 31, 2007.  The original term is for three years expiring in October 2009.  The fixed payment rate was 7.769% during 2007 with an average variable-payment rate of 8.05%.  The collateral at December 31, 2007, is a Federal National Mortgage Association investment. The fair value of this derivative, designated as a cash flow hedge and considered highly effective over its term, is determined on a monthly basis and reported appropriately as comprehensive income/(loss) in the equity portion of the balance sheet.  The carrying amount of the swap has been adjusted to its fair value at December 31, 2007, of approximating $186,000 and is included in other assets.  Subsequent to year end, the Company sold its position in the swap for a gain of $300,000 which will be amortized at $16,700 per month for the remaining 18 month term.

NOTE S.                      FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

NOTE S.                      FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

NOTE S.                      FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values of the Company's financial instruments, rounded to the nearest thousand, are as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(dollars in Thousands)
Financial Assets:
Cash and due from banks	$8,732	$8,732	$6,572	$6,572
Federal funds sold	245	245	305	305
Investment securities:
Held-to-maturity	39,988	40,640	38,611	39,525
Available-for-sale	63,983	63,983	64,419	64,419
Trading	19,199	19,199	0	0
Equity securities	2,521	2,521	4,340	4,340
Cash surrender value of life insurance	1,014	1,014	973	973
Loans, net	220,922	234,744	241,245	239,567

Financial Liabilities:
Deposits	246,394	246,659	253,757	253,135
Short-term borrowings	26,735	26,738	31,244	31,146
Long-term borrowings	2,426	2,423	34,424	34,044
Securities sold under
repurchase agreements:
Retail	8,229	7,122	8,149	8,131
Structured	40,000	41,581	0	0
Junior subordinated debentures	5,155	5,155	5,155	5,155

	Face Amount	Fair Value	Face Amount	Fair Value

Other:
Commitments to extend credit	$58,419	$58,419	$67,516	$67,516
Standby letters of credit	2,808	2,808	2,092	2,092
Interest rate swap	186	186	(75)	(75)

NOTE T.	CONDENSED FINANCIAL INFORMATION OF
BRITTON & KOONTZ CAPITAL CORPORATION

The financial information of Britton & Koontz Capital Corporation, parent company only, is as follows:

BALANCE SHEETS

	December 31
	2007	2006
ASSETS:
Cash	$3,681,391	$2,778,862
Investment in subsidiaries	37,179,848	35,914,120
Other assets	70,154	95,557
TOTAL ASSETS	$40,931,393	$38,788,539
LIABILITIES:
Junior subordinated debentures	$5,155,000	$5,155,000
Other liabilities	(24,472)	36,651
TOTAL LIABILITIES	5,130,528	5,191,651
STOCKHOLDERS’ EQUITY	35,800,865	33,596,888
TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY	$40,931,393	$38,788,539

STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
REVENUE:
Dividends Received:
Britton & Koontz Bank, N.A.	$2,800,000	$2,500,000	$2,100,000
Other income	3,058	3,308	18,592
	2,803,058	2,503,308	2,118,592
EXPENSES	558,952	675,339	414,355
	2,244,106	1,827,969	1,704,237
INCOME TAX EXPENSE (BENEFIT)	(208,344)	(273,332)	(162,090)
	2,452,450	2,101,301	1,866,327
EQUITY IN UNDISTRIBUTED
EARNINGS:
Britton & Koontz Bank, N.A.	542,479	1,464,176	1,337,909
B & K Title Insurance Agency, Inc.	10,852	13,106	23,404
NET INCOME	$3,005,781	$3,578,583	$3,227,640

NOTE T.	CONDENSED FINANCIAL INFORMATION OF
BRITTON & KOONTZ CAPITAL CORPORATION (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,005,781	$3,578,583	$3,227,640
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity on undistributed earnings
and losses of affiliates	(553,331)	(1,477,282)	(1,361,313)
(Increase) decrease in other assets	25,403	184,413	26,006
Increase in other liabilities	(61,123)	30,061	1,693
Net Cash Provided by Operating Activities	2,416,730	2,315,775	1,894,026
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,524,936)	(1,524,619)	(1,460,258)
Fair value of stock options	10,735	10,003	-
Cash received from stock options exercised	-	35,244	-
Net Cash Provided by (Used in)
Financing Activities	(1,514,201)	(1,479,372)	(1,460,258)

NET INCREASE (DECREASE) IN CASH	902,529	836,403	433,768
CASH AT BEGINNING OF YEAR	2,778,862	1,942,459	1,508,691
CASH AT END OF YEAR	$3,681,391	$2,778,862	$1,942,459

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(1) None.

Item 9A.  Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer of the Company (“CEO”) and the Chief Financial Officer of the Company (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2007.  Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s SEC reports.

Management’s Annual Report on Internal Control over Financial Reporting is contained in Item 8, Financial Statements and Supplementary Data, and is incorporated by reference.  There were no changes to internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and principal occupations of each director and executive officer of the Company.

DIRECTORS	EXECUTIVE OFFICERS

Robert R. Punches	W. Page Ogden
Partner, Gwin, Lewis & Punches, LLP	President & Chief Executive Officer
Chairman, Britton & Koontz Capital Corporation	Britton & Koontz Capital Corporation Britton & Koontz Bank, National Association

R. Andrew Patty II	William M. Salters
Member, McGlinchey Stafford PLLC Vice Chairman, Britton & Koontz Capital Corporation	Treasurer, Chief Financial & Accounting Officer and Controller Britton & Koontz Capital Corporation
Britton & Koontz Bank, National Association
W. W. Allen, Jr.
President, Allen Petroleum Services, Inc.	Jarrett E. Nicholson
Credit Policy Officer
Chief Operations Officer
Craig A. Bradford, D.M.D	Britton & Koontz Capital Corporation
Pediatric Dentist	Britton & Koontz Bank, National Association

A. J. Ferguson
Petroleum Geologist

George R. Kurz
Principal, Kurz & Hebert

Bethany L. Overton
President, Lambdin-Bisland Realty Co.

Vinod K. Thukral, Ph.D.
Retired University Professor

The additional information required in response to this item is incorporated into this report by reference to the material under the headings “Stock Ownership”, “Board of Directors”, “Committees of the Board of Directors”, “Executive Officers” and “Executive Compensation” in the Company’s Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders (the “2008 Proxy Statement”).

Code of Ethics

The Board of Directors adopted a code of business conduct and ethics in compliance with Item 406 of Regulation S-K that applies to the principal executive officer, principal financial officer, principal accounting officer and controller of the Company and the Bank.  Access to the Company’s Code of Ethics is available to shareholders of the Company and customers of the Bank through the Bank’s website at www.bkbank.com under “investor relations.” Amendments to or waivers from provisions of the Company’s Code of Ethics will be disclosed on the Company’s website.

Item 11.  Executive Compensation.

The information required in response to this item is incorporated into this report by reference to the material under the headings “Board of Directors” and “Executive Compensation” in the 2008 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2007.  The Britton & Koontz Capital Corporation 2007 Long-Term Incentive Compensation Plan (the “2007 LTIP”) was approved by the Company’s shareholders on April 24, 2007 and replaced the Company’s 1996 Long-Term Incentive Plan (the “1996 LTIP”), which was effective as of May 16, 1996 and expired during 2006.  An aggregate of 13,870 options granted under the 1996 LTIP remain outstanding and are exercisable in accordance with their terms.  Also, 86,337 shares of Company common stock that remained available for grant or award under the 1996 LTIP at the time of its expiration have been added to the shares otherwise available under the 2007 LTIP and may be used to make grants and awards under that plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders(1)	27,870	$17.40	87,130
Equity compensation plans not approved by security holders	—	—	—
Total	27,870	$17.40	87,130
______________

(1)
An aggregate of 115,000 shares of common stock were authorized for issuance under the 2007 LTIP.  This amount includes 28,663 newly-reserved shares and 86,337 shares that remained after the expiration of the 1996 LTIP.

Additional information required in response to this item is incorporated into this report by reference to the material under the headings “Stock Ownership” in the 2008 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required in response to this item is incorporated into this report by reference to the material under the heading “Board of Directors” in the 2008 Proxy Statement.

Item 14.  Principal Accounting Fees and Services.

The information required in response to this item is incorporated into this report by reference to the material under the heading “Independent Registered Public Accountants” in the 2008 Proxy Statement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)

1.	Consolidated Financial Statements and Supplementary Information for Years Ended December 31, 2007, 2006 and 2005, which include the following:
(a)	Management’s Annual Report on Internal Control over Financial Reporting
(b)	Report of Independent Registered Public Accounting Firm
(c)	Consolidated Balance Sheets
(d)	Consolidated Statements of Income
(e)	Consolidated Statements of Changes in Shareholders’ Equity
(f)	Consolidated Statement of Cash Flows
(g)	Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules

None

3.       Exhibits required by Item 601 of Regulation S-K

Exhibit		Description of Exhibit

3.1	*
Restated Articles of Incorporation of Britton & Koontz Capital Corporation (“Registrant”), incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission (the “Commission”) on August 4, 2006.

3.2		By-Laws of Britton & Koontz Capital Corporation

4.1	*
Shareholder Rights Agreement dated June 1, 1996 between Britton & Koontz Capital Corporation and Britton & Koontz First National Bank, as Rights Agent, incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997, as amended by Amendment No. 1 to Rights Agreement dated as of August 15, 2006, incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the Commission on August 17, 2006.

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

10.03	*†
Britton & Koontz Capital Corporation 2007 Long-Term Incentive Compensation Plan, incorporated by reference to Appendix B to Registrant’s Definitive Proxy Statement filed with the Commission on March 21, 2007.

10.04	*†
Salary Continuation Plan Agreement dated December 18, 2007, between Britton & Koontz Bank, N.A. and W. Page Ogden, incorporated by reference to Exhibit 10.04 to Registrant’s Current Report on Form 8-K filed with the Commission on February 27, 2008.

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

BRITTON & KOONTZ CAPITAL CORPORATION

Date: March 11, 2008                                               By:  /s/ Robert R. Punches
Robert R. Punches
  Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert R. Punches
Robert R. Punches	Chairman and Director	March 11, 2008

/s/ R. Andrew Patty II
R. Andrew Patty II	Vice Chairman and Director	March 11, 2008

/s/ W. W. Allen, Jr.
W. W. Allen, Jr.	Director	March 11, 2008

/s/ Craig A. Bradford, DMD
Craig A. Bradford, DMD	Director	March 11, 2008

/s/ A. J. Ferguson
A. J. Ferguson	Director	March 11, 2008

/s/ Bethany L. Overton
Bethany L. Overton	Director	March 11, 2008

/s/ George R. Kurz
George R. Kurz	Director	March 11, 2008

/s/ Vinod K. Thukral, Ph.D.
Vinod K. Thukral, Ph.D.	Director	March 11, 2008

Signature	Title	Date
/s/ W. Page Ogden
W. Page Ogden	President, Principal Executive Officer	March 11, 2008
/s/ William M. Salters
William M. Salters	Treasurer, Principal Financial Officer, Principal Accounting Officer, Controller	March 11, 2008

EXHIBIT INDEX

Exhibit	Description of Exhibit

3.2	By-Laws of Britton & Koontz Capital Corporation, as amended

21	Subsidiaries of Britton & Koontz Capital Corporation, as amended

23	Consent of Independent Registered Public Accountants

31.1	Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002