Form 10-Q
period 2008-03-31
BRITTON & KOONTZ CAPITAL CORP
filed 2008-05-07
CIK 707604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2008

                    or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________

001-33009
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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
Consolidated Statements of Income
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
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

Item 1.                      Financial Statements

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
FOR THE PERIODS ENDED

A S S E T S

	March 31,	December 31,
ASSETS:	2008	2007
Cash and due from banks:
Non-interest bearing	$6,554,832	$6,102,837
Interest bearing	198,687	2,629,470
Total cash and due from banks	6,753,519	8,732,307

Federal funds sold	156,786	245,192
Investment Securities:
Trading (amortized cost, in 2008 and 2007,
of $0 and $19,144,678, respectively)	-	19,199,207
Available-for-sale (amortized cost, in 2008 and 2007,
of $60,661,887 and $63,612,681, respectively)	61,870,686	63,983,146
Held-to-maturity (market value, in 2008 and 2007,
of $55,370,970 and $40,639,894, respectively)	54,206,375	39,988,305
Equity securities	2,544,000	2,521,000
Loans, less allowance for loan losses of $2,376,473
in 2008 and $2,430,936 in 2007	228,304,231	220,921,727
Bank premises and equipment, net	7,178,893	7,357,785
Other real estate, net of reserves of $93,360	444,672	746,796
Accrued interest receivable	1,974,934	2,294,235
Cash surrender value of life insurance	1,027,422	1,013,683
Core Deposits, net	638,754	665,658
Other assets	930,044	676,231

TOTAL ASSETS	$366,030,316	$368,345,272

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31,	December 31,
LIABILITIES:	2008	2007
Deposits
Non-interest bearing	$49,611,550	$47,305,927
Interest bearing	193,017,904	199,088,223
Total deposits	242,629,454	246,394,150

Federal Home Loan Bank advances	28,654,651	29,160,730
Securities sold under repurchase agreements	49,281,477	48,229,299
Accrued interest payable	1,831,154	2,070,075
Advances from borrowers for taxes and insurance	205,232	359,501
Accrued taxes and other liabilities	1,595,548	1,175,652
Junior subordinated debentures	5,155,000	5,155,000
Total liabilities	329,352,516	332,544,407

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $2.50 par value per share;
12,000,000 shares authorized; 2,132,466 issued and
2,117,966 outstanding, for March 31, 2008, and
December 31, 2007	5,331,165	5,331,165
Additional paid-in capital	7,309,298	7,305,970
Retained earnings	23,536,795	23,071,921
Accumulated other comprehensive income	757,917	349,184
	36,935,175	36,058,240
Cost of 14,500 shares of common stock held by the company	(257,375)	(257,375)
Total stockholders' equity	36,677,800	35,800,865

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$366,030,316	$368,345,272

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2008	2007
INTEREST INCOME:
Interest and fees on loans	$4,287,749	$4,776,965
Interest on investment securities:
Taxable interest income	1,129,188	812,168
Exempt from federal taxes	417,152	414,730
Interest on federal funds sold	2,199	3,244
Total interest income	5,836,288	6,007,107

INTEREST EXPENSE:
Interest on deposits	1,642,637	1,846,895
Interest on Federal Home Loan Bank advances	213,963	707,083
Interest on trust preferred securities	96,000	106,429
Interest on securities sold under repurchase agreements	553,155	85,151
Total interest expense	2,505,755	2,745,558

NET INTEREST INCOME	3,330,533	3,261,549

Provision for loan losses	120,000	80,000

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	3,210,533	3,181,549

OTHER INCOME:
Service charges on deposit accounts	401,116	394,197
Income from fiduciary activities	999	999
Income from networking arrangements	29,016	80,317
Gain/(loss) on sale of mortgage loans	58,514	49,623
Gain/(loss) on sale of securities	148,116	(558,770)
Net gain on trading securities	-	90,363
Other	145,674	140,958
Total other income	783,435	197,687

OTHER EXPENSES:
Salaries	1,426,583	1,268,785
Employee benefits	184,852	188,507
Director fees	46,150	44,800
Net occupancy expense	228,531	235,950
Equipment expenses	301,143	283,287
FDIC assessment	7,423	7,799
Advertising	54,151	42,894
Stationery and supplies	44,381	41,699
Audit expense	55,743	63,127
Other real estate expense (includes gains on sale)	11,817	179,203
Amortization of deposit premium	26,904	26,904
Other	473,913	535,790
Total other expenses	2,861,591	2,918,745

INCOME BEFORE INCOME TAX EXPENSE	1,132,377	460,491

Income tax expense	286,270	33,366

NET INCOME	$846,107	$427,125

EARNINGS PER SHARE DATA:

Basic earnings per share	$0.40	$0.20
Basic weighted shares outstanding	2,117,966	2,117,966

Diluted earnings per share	$0.40	$0.20
Diluted weighted shares outstanding	2,118,750	2,120,993

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

					Accumulated
	Common Stock		Additional		Other		Total
			Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

Balance at December 31, 2006	2,117,966	$5,331,165	$7,295,235	$22,003,063	$(775,200)	$(257,375)	$33,596,888
Adjustment to opening balance, net of tax, for the
adoption of SFAS No. 159				(411,989)			(411,989)
Adjusted opening balance, January 1, 2007				$21,591,074			$33,184,899
Comprehensive Income:
Net income				427,125			427,125

Other comprehensive
income (net of tax):
Net change in unrealized gain/(loss)
on securities available for sale, net
of taxes for $31,283					52,586		52,586
Other Comprehensive gains from
derivates, net of reclassification
adjustment of $21,095					35,260		35,260
Total Comprehensive income							514,971
FAS 159 adjustment					705,760		705,760
Cash Dividend paid $0.18 per share				(381,234)			(381,234)
Fair Value unexercised stock options			1,434				1,434
Balance at March 31, 2007	2,117,966	$5,331,165	$7,296,669	$21,636,965	$18,406	$(257,375)	$34,025,830

Balance at December 31, 2007	2,117,966	$5,331,165	$7,305,970	$23,071,921	$349,184	$(257,375)	$35,800,865

Comprehensive Income:
Net income				846,107			846,107

Other comprehensive
income (net of tax):
Net change in unrealized gain/(loss)
on securities available for sale, net
of taxes of $312,699					525,636		525,636
Other Comprehensive gains from
derivates, net of reclassification
adjustment of $(69,545)					(116,903)		(116,903)
Total Comprehensive income							1,254,840
Cash Dividend paid $0.18 per share				(381,234)			(381,234)
Fair Value unexercised stock options			3,328				3,328
Balance at March 31, 2008	2,117,966	$5,331,165	$7,309,298	$23,536,795	$757,917	$(257,375)	$36,677,800

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED MARCH 31,

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$846,107	$427,125
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Deferred income taxes	(34,608)	(23,265)
Provision for loan losses	120,000	80,000
Provision for losses on foreclosed real estate	35,010	-
Provision for depreciation	210,285	196,848
Stock dividends received	(23,000)	(47,200)
(Gain)/loss on sale of other real estate	(32,694)	-
(Gain)/loss on sale of mortgage loans	(58,514)	(49,623)
(Gain)/loss on sale of investment securities	(148,116)	558,770
(Gain)/loss on sale of trading securities	-	(90,363)
Net amortization (accretion) of securities	(26,631)	21,054
Amortization of deposit premium	26,904	26,904
Writedown of other real estate	-	211,959
Writedown of other repossessed assets	-	15,000
Purchase of trading securities		(21,171,178)
Proceeds from sales, maturities and paydowns
of trading securities	19,349,806	-
Net change in:
Loans held for sale	-	(60,796)
Accrued interest receivable	319,301	34,597
Cash surrender value	(13,739)	(13,332)
Other assets	(283,462)	(389,523)
Accrued interest payable	(238,920)	346,330
Accrued taxes and other liabilities	54,552	98,170

Net cash provided by (used in) operating activities	20,102,281	(19,828,523)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase)/decrease in federal funds sold	88,406	180,495
Proceeds from sales, maturities and paydowns of securities:
Available-for-sale	2,983,919	56,019,275
Held-to-maturity	584,248	3,662,022
Purchase of securities:
Available-for-sale	-	(34,476,634)
Held-to-maturity	(14,811,294)	(3,771,579)
(Increase)/decrease in loans	(7,443,990)	3,081,571
Proceeds from sale and transfers of other real estate	299,808	-
Proceeds from sale and transfers of other repossessed assets	-	4,000
Purchase of premises and equipment	(31,393)	(180,617)

Net cash provided by (used in) investing activities	(18,330,296)	24,518,533

CASH FLOWS FROM FINANCING ACTIVITIES
Increase /(decrease) in customer deposits	2,079,916	2,483,566
Increase /(decrease) in brokered deposits	(5,844,612)	9,962,130
Increase /(decrease) in securities sold under
repurchase agreements	1,052,178	(554,183)
Increase /(decrease) in FHLB advances	(506,080)	(14,048,624)
Increase /(decrease) in advances from borrowers
for taxes and insurance	(154,269)	(186,578)
Cash dividends paid	(381,234)	(381,234)
Fair value of unexercised stock options	3,328	1,434

Net cash provided by (used in) financing activities	(3,750,773)	(2,723,489)

NET INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS	(1,978,788)	1,966,521

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	8,732,307	6,572,163

CASH AND DUE FROM BANKS AT END OF PERIOD	$6,753,519	$8,538,684

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Cash paid during the year for interest	$2,744,676	$2,399,228
Cash paid during the year for income taxes	$159,986	$-

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

Change in unrealized gains (losses)
on securities available for sale	$838,335	$83,869

Change in the deferred tax effect in unrealized
gains (losses) on securities available for sale	$312,699	$31,283

Change in unrealized gains (losses) on derivative	$(186,448)	$56,355

Change in the deferred tax effect in
unrealized gains (losses) on derivative	$(69,545)	$21,096

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008

Note A.  Basis of Presentation

The consolidated balance sheet for Britton & Koontz Capital Corporation (the “Company”) as of December 31, 2007, has been derived from the audited financial statements of the Company for the year then ended.  The accompanying interim consolidated financial statements as of March 31, 2008, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the Company’s financial position and operating results as of and for the periods presented.  Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

Note B.  Interest Rate Risk Management

In an effort to reduce funding costs, Britton & Koontz Bank, N.A., the Company’s wholly-owned subsidiary (the “Bank”), enters into or purchases interest rate caps.  On February 4, 2005, the Bank entered into an agreement with the Federal Home Loan Bank (“FHLB”) to cap the interest rate paid on a $20 million advance for 3 years at 3-Month LIBOR with a strike price of 4% and a cost of 35 basis points (“bps”) plus a margin of 2 bps.  This agreement matured on February 5, 2008.  On August 15, 2006, the Bank entered into an agreement with the FHLB to cap the interest rate paid on a $5 million advance for 2 years at 3-Month LIBOR with a strike price of 5.50% and a cost of 19 bps with no added margin.   On April 21, 2008, 3-Month LIBOR was 2.92%.  The cost of the cap is included in the monthly interest expense paid to the FHLB.

Effective October 3, 2006, the Bank entered into an off-balance sheet interest rate swap agreement with a notional amount of $10 million to convert existing prime based loans to a fixed rate.  Management and the Board of Directors periodically enter into such arrangements to protect against adverse swings in interest rates.  This swap was sold during the first quarter of 2008 at a gain of $290 thousand which will be amortized to income over the remaining 20-month term of the agreement.

On August 10, 2007, the Bank entered into a 5 year, no-call 2-year Structured Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase”) for $20 million.  Terms of the transaction call for the Bank to pay a fixed interest rate of 4.82%.  In the first two years of the agreement, this rate is subject to reduction if 3-Month LIBOR is greater than 5.36%, measured two business days prior to the 10th of each February, May, August and November.  Accordingly, during the term of the agreement, the Bank’s cost of funds cannot exceed the initial interest rate of 4.82%.  On November 13, 2007, the Company entered into a 5 year, no-call 3-year Structured Repurchase Agreement with Chase for an additional $20 million.  Terms of the transaction call for the Bank to pay a fixed interest rate of 4.71%.  In the first three years of the agreement, this rate is subject to reduction if 3-Month LIBOR is greater than 4.90% measured two business days prior to the 13th of each February, May, August and November.  Accordingly, during the term of this agreement, the Bank’s cost of funds cannot exceed the initial interest rate of 4.71%.  Chase, in its discretion, may terminate the transactions on August 10, 2009 and November 13, 2010, respectively, and quarterly thereafter.  Under each repurchase agreement, the Bank is required to maintain a margin percentage of 105% on the subject securities.  These agreements with Chase were entered into as a means of adding additional leverage and to lock in a fixed rate for a certain period of time.  Additionally, both transactions carry a cap embedded into the interest rate that protects the Company in the case of adverse interest rate increases.

Note C.  Loans Held-for-Sale

The Company originates loans that will be sold in the secondary market and other loans that it plans to hold to maturity.  Loans to be held in the portfolio are classified as held to maturity at origination based on the Company’s intent and ability to hold until maturity.  These loans are reported at their outstanding balance.  Loans held for sale are designated as such at origination and locked in with an approved investor by obtaining a forward commitment to purchase the loan, usually not to exceed 30 days from closing.  Management has a clear intent to sell the loan based on the commitment it has obtained from the investor.

Loans held-for-sale are primarily thirty year and fifteen year fixed rate, one to four family real estate loans which are valued at the lower of cost or market, as determined by outstanding commitments from investors or current investor yield requirements, calculated on an individual basis.  These loans are sold to protect earnings and equity from undesirable shifts in interest rates.  Unrealized losses on loans held-for-sale, if any, are charged against income in the period of decline.  Such declines are recorded in a valuation allowance account and deducted from the cost basis of the loans.  Gains on loans held-for-sale are recognized when realized.  At March 31, 2008, the Company did not have any loans held-for-sale.

At least annually, all loans held in the portfolio are analyzed and compiled as to the individual characteristics of each loan.  If at any time a decision is made to sell any loan in the portfolio, such loan is reclassified as held-for-sale and carried at the lower of cost or market.

Note D.  Junior Subordinated Debentures

On March 26, 2003, the Company finalized its participation in FTN Financial Capital Market’s and Keefe, Bruyette & Woods’ pooled trust preferred offering.  The Company established Britton & Koontz Statutory Trust # 1 which issued 5,000 capital securities and 155 common securities with an aggregate liquidation amount of $5 million and $155 thousand, respectively.  The term of the capital securities and debentures is 30 years.  The initial interest rate was 4.41%, adjusting quarterly at 3-Month LIBOR plus 3.15% and capped at 11.75%.  The interest rate at March 31, 2008, was 5.76%.   The securities are currently callable on a quarterly basis at the option of the Company.

Note E.  Loan Commitments

In the ordinary course of business, the Company enters into commitments to extend credit to its customers.  Letters of credit at March 31, 2008, and December 31, 2007, were $2.6 million and $2.8 million, respectively.  As of March 31, 2008, the Company had entered into other commercial and residential loan commitments with certain customers that had an aggregate unused balance of $59.3 million, a slight increase from $58.4 million at December 31, 2007.  Because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire, the balances on such commitments should not be used to project actual future liquidity requirements.  However, the Company does incorporate expectations about the level of draws under all credit-related commitments into its funds management process.

Note F.  Earnings per Share

Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding.  The computation of diluted income per share assumes the exercise of all outstanding securities potentially convertible into common stock, including options granted, unless the effect is anti-dilutive.  The effect will be anti-dilutive when the exercise price per share of an option exceeds the current market price for a share of Company stock.  The Company accounts for its options under the recognition and measurement of fair value recognition provision of Statement of Financial Accounting Standards No. 123R, “Share-Based Payments.”  The Company uses the Black-Scholes method for valuing stock options.  The following information sets forth the computation of earnings per share for the three months ended March 31, 2008 and 2007.

	For the three months ended March 31,
	2008	2007
Basic weighted average shares outstanding	2,117,966	2,117,966
Dilutive effect of granted options	784	3,027

Diluted weighted average shares outstanding	2,118,750	2,120,993
Net income	$846,107	$427,125
Net income per share-basic	$0.40	$0.20
Net income per share-diluted	$0.40	$0.20

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to present a review of the major factors affecting the financial condition and results of operations of Britton & Koontz Capital Corporation (the “Company”) and its wholly-owned subsidiary, Britton & Koontz Bank, N.A. (the “Bank”), as of March 31, 2008 and for the three-month period then ended, and disclose and expand on material changes from prior periods.

SUMMARY

On April 18, 2008, the Company announced net income and earnings per share for the quarter ended March 31, 2008 of $846 thousand, or $.40 per diluted share, compared to $427 thousand, or $.20 per diluted share, for the quarter ended March 31, 2007.  The increase in earnings in 2008 over the prior period arose primarily because of losses on sales of investment securities experienced in the first quarter of 2007.  As reported earlier, in connection with its adoption of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” the Company sold approximately $35 million of its available-for-sale investment securities and recognized a loss of a $559 thousand in the first quarter of 2007.  The proceeds of this sale were reinvested in securities with a higher yield which offset, during 2007, much of the loss taken on the sale.  The Company believes that the restructure of these securities into a higher yielding portfolio has been positive and will continue to be beneficial in the long-term.  In addition, in the first quarter of 2008, the Company sold approximately $19 million of securities classified as trading at a gain of $148 thousand, which also contributed to the increase in earnings.  Proceeds from this transaction were used to reduce Federal Home Loan Bank (“FHLB”) debt and to purchase securities classified as held-to-maturity.

     Deposits decreased $3.8 million to $242.6 million at March 31, 2008 from $246.4 million at December 31, 2007, while borrowings from the FHLB and repurchase agreements remained relatively stable at $77.9 million.   Total stockholders’ equity increased $877 thousand to $36.7 million at March 31, 2008, from $35.8 million at December 31, 2007.

       Concerning asset quality, the Bank’s nonperforming loans increased to $3.8 million at March 31, 2008, from $1.3 million at December 31, 2007, due primarily to two commercial credits.  One loan in the amount of $672 thousand is classified as delinquent 90 days or more.  However, the Company expects the borrower to sell the underlying collateral and apply the proceeds to pay off the loan in the second quarter.  The other credit in the amount of $1.3 million has been moved to non-accrual while the borrower attempts to sell the collateral securing the loan and/or other assets of the borrower not pledged to the Bank.  The Company expects that the borrower will apply the proceeds from such sale to substantially reduce the principal owed to the Bank.  The Company also expects resolution of this credit in the second quarter of 2008.  The Company believes the amount of reserves on these two loans to be adequate.  The Bank’s provision for loan losses for the three month period ending March 31, 2008, was increased to $120 thousand, compared to $80 thousand during the same period in 2007.  The allowance for loan losses at the end of the first quarter of 2008 was $2.4 million, or 1.03% of total loans.  Other real estate decreased to $445 thousand at March 31, 2008, from $747 thousand at December 31, 2007, due to the sale of one commercial property.

       In the past two years, management of the Bank has strengthened the Bank’s underwriting and loan review process.  A team consisting of members of senior management and members of the loan review and loan collections staff has been organized to review the loan portfolio along with other real estate assets in an attempt to detect small problems in the portfolio before they become major issues.  Even though the Bank’s asset quality ratios have weakened during the first quarter, the Company expects its portfolio management process, including improved underwriting standards and early involvement in problem loans, to result in a more consistent and effective credit culture.  However, as both the national economy and the local economies in which the Bank operates weaken, the Bank expects the migration of some currently-identified problem loans to non-accrual status.

Financial Condition

Assets

The Company’s total assets decreased $2.3 million from $368.3 million at December 31, 2007, to $366.0 million at March 31, 2008.  The Company’s investment portfolio declined $7.1 million to $116.1 million at March 31, 2008, offset by an increase in loans of $7.3 million from $223.4 million at December 31, 2007, to $230.7 million at March 31, 2008.  Cash declined $2.0 million as the level of the Company’s deposits declined.

Investment Securities

The Company’s investment portfolio at March 31, 2008, consisted of mortgage-backed and municipal securities.  Investment securities that are classified as held-to-maturity, or HTM, are accounted for by the amortized cost method while securities in the available-for-sale, or AFS, category are accounted for at fair value.  Changes in value of AFS securities are recorded in the equity section of the balance sheet in “accumulated other comprehensive income.”  In the first quarter of 2008, the Company sold its portfolio of approximately $20 million of securities classified as trading at a gain of $148 thousand.  Proceeds from these securities were initially used to pay down borrowed funds and callable brokered deposits.   Trading securities (to the extent held in the Company’s investment portfolio) are accounted for at fair value with periodic valuation adjustments recorded directly to earnings of the Company.

Management determines the classification of its securities at acquisition.  Total HTM, AFS and trading   investment securities decreased $7.1 million to $116.1 million during the first quarter of 2008 from normal cash flows and the sale of the trading portfolio.  Total HTM, AFS and trading securities at March 31, 2008, were $54.2 million, $61.9 million and $0, respectively, compared to $40.0 million, $64.0 million, and $19.2 million, respectively, at December 31, 2007.  Equity securities increased $23 thousand to $2.5 million from December 31, 2007, to March 31, 2008, due to quarterly stock dividends.  At March 31, 2008, equity securities were comprised primarily of Federal Reserve Bank stock of $522 thousand, FHLB stock of $1.7 million and ECD Investments, LLC (“ECD”) membership interests of $100 thousand.

The amortized cost of the Bank’s investment securities, including HTM, AFS and trading securities, at March 31, 2008 and December 31, 2007, are summarized below.

COMPOSITION OF INVESTMENT PORTFOLIO (Amortized Cost)

	03/31/08	12/31/07
Mortgage-Backed Securities	$77,156,787	$84,741,030
Obligations of State and
Political Subdivisions	37,711,475	38,004,634
Total	$114,868,262	$122,745,664

Loans

Total loans increased $7.3 million to $230.7 million at March 31, 2008, from $223.4 million at December 31, 2007, due to increases in the commercial real estate portfolio of $10 million offset by paydowns of approximately $3.0 million in the 1-4 residential loans.  The net loan to deposit ratio was 95.1% at March 31, 2008, compared to 90.6% at year-end. The following table presents the Bank’s loan portfolio composition at March 31, 2008, and December 31, 2007.

COMPOSITION OF LOAN PORTFOLIO

	03/31/08	12/31/07
Commercial, financial & agricultural	$25,578,000	$25,884,000
Real estate-construction	43,508,000	45,097,000
Real estate-1-4 family residential	65,113,000	68,041,000
Real estate-other	88,731,000	76,520,000
Installment	7,556,000	7,550,000
Other	195,000	261,000
Total loans	$230,681,000	$223,353,000

The Company’s loan portfolio at March 31, 2008, had no significant concentrations of loans other than in the categories presented in the table above.

Bank Premises

There have been no material changes in the Company’s premises since December 31, 2007.

Asset Quality

Nonperforming loans increased $2.4 million during the first quarter of 2008 due primarily to the two commercial credits totaling $1.9 million discussed earlier.  As noted above, the Company expects resolution on these two credits during the second quarter of 2008.  Nonperforming assets, including non-accrual loans, other real estate and loans 90 days or more delinquent, increased $2.1 million to $4.2 million at March 31, 2008, from $2.1 million at year-end.  The increase is mainly due to the previously mentioned commercial loans offset by a decrease in other real estate.  The higher non-accruals resulted in an increase in the Bank’s nonperforming loan ratio to 1.63% at March 31, 2008, from ..59% at December 31, 2007.  A breakdown of nonperforming assets at March 31, 2008, and December 31, 2007, is shown below.

BREAKDOWN OF NONPERFORMING ASSETS
	03/31/08	12/31/07
	(dollars in thousands)
Non-accrual loans by type:
Real estate	$1,269	$992
Installment	199	87
Commercial and all other loans	1,454	223
Total non-accrual loans	2,922	1,302
Loans past due 90 days or more	838	12
Total nonperforming loans	3,760	1,314
Other real estate owned (net)	445	747
Total nonperforming assets	$4,205	$2,061
Nonperforming loans as a percent of loans, net of unearned interest and loans held for sale	1.63%	.59%

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

The allowance consists of specific, general and unallocated economic components.  The specific component relates to loans that are considered impaired.  Loan loss reserve factors are multiplied against the balances in each risk rating category to arrive at the appropriate level of the specific component of the allowance. Loans assigned higher risk ratings are monitored more closely by management.  The general component of the allowance for loan losses groups loans with similar characteristics; the level of the general component is a percentage of the balance of these loans.  The percentage is based upon historical losses and the inherent risks within each category.  The excess portion of the allowance reflects management’s estimate of probable but undetected losses inherent in the portfolio; such estimates are influenced by uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, difficulty in identifying triggering events that correlate to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.  The methodology for determining the adequacy of the allowance for loan losses is consistently applied; however, revisions may be made to the methodology and assumptions based on historical information related to charge-off and recovery experience and management’s evaluation of the current loan portfolio.

Based upon this evaluation, management believes the allowance for loan losses of $2.3 million at March 31, 2008, which represents 1.03% of gross loans, is adequate, under prevailing economic conditions, to absorb probable losses on existing loans.  At March 31, 2008, total reserves included specific reserves of $1.0 million, general reserves of $976 thousand and unallocated economic reserves of $395 thousand.  At December 31, 2007, the allowance for loan loss was $2.4 million, or 1.09% of gross loans.

Provision for Possible Loan Losses

The provision for possible loan losses is a charge to earnings to maintain the allowance for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current and expected economic conditions.  The provision for the three months ended March 31, 2008, was increased to $120 thousand from $80 thousand in the same period in 2007.  The increase in provision was in response to increases in net charge-offs from $101 thousand to $175 thousand over the comparative periods.

The Company regularly reviews the allowance for loan losses in order to maintain the allowance at an adequate level and to determine the amount of the provision expense required.  Based upon this evaluation, management believes that a provision for possible loan losses of $40 thousand per month for the second quarter of 2008 will be adequate to provide coverage for possible loan losses that may be inherent in the loan portfolio.  The following table details the allowance activity for the three months ended March 31, 2008 and 2007:

ACTIVITY OF ALLOWANCE FOR LOAN LOSSES

	03/31/08	03/31/07
	(dollars in thousands)
Balance at beginning of period	$2,431	$2,344
Charge-offs:
Real Estate	(259)	(25)
Commercial	(45)	(73)
Installment and other	(14)	(28)
Recoveries:
Real Estate	4	-
Commercial	105	7
Installment and other	34	18
Net (charge-offs)/recoveries	(175)	(101)
Provision charged to operations	120	80
Balance at end of period	$2,376	$2,323
Allowance for loan losses as a percent of loans, net of unearned interest & loans held for sale	1.03%	.97%
Net charge-offs as a percent of average loans	.08%	.04%

Potential Problem Loans
At March 31, 2008, the Company had no loans, other than those identified with reserves set aside and balances incorporated in the above tables which management had significant doubts as to the ability of the borrower to comply with current repayment terms.

Deposits

Total deposits decreased $3.8 million from $246.4 million at December 31, 2007, to $242.6 million at March 31, 2008.  The decrease in total deposits is due primarily to a decrease of a $6.0 million brokered deposit which was purchased as part of an asset liability strategy to protect net interest margins should interest rates increase.  The deposit was purchased with a provision that allowed the Bank to redeem it in the event interest rates fell.  The composition of the Company’s deposits is set forth in the following table.  The Bank’s non-interest bearing deposits increased $2.3 million due primarily to growth in commercial checking accounts.

COMPOSITION OF DEPOSITS

	03/31/08	12/31/07
Non-Interest Bearing	$49,611,550	$47,305,927
NOW Accounts	24,766,281	24,056,081
Money Market Deposit Accounts	31,545,372	34,449,399
Savings Accounts	18,278,062	17,310,284
Certificates of Deposit	118,428,189	123,272,459
Total Deposits	$242,629,454	$246,394,150

Borrowings

Total bank borrowings, including FHLB advances, federal funds purchased and customer and structured repurchase agreements, remained stable at $77.9 million at March 31, 2008, compared to $77.4 million at December 31, 2007.  The Company includes in these borrowings, classified as repurchase agreements, balances that the Company has with local depositors to sweep overnight funds from their commercial deposit accounts.  Because of the nature of the agreements, these sweep accounts are classified as borrowings rather than deposits.  Management believes these accounts perform more like a core deposit rather than a bank obligation.

Capital

Stockholders’ equity totaled $36.7 million at March 31, 2008, compared to $35.8 million at December 31, 2007.  Earnings of $846 thousand and a decrease of $409 thousand in unrealized losses in the AFS investment portfolio and off-balance sheet derivatives were offset by $381 thousand in dividends paid.

The Company and Bank maintained a total capital to risk weighted assets ratio of 16.19% and 14.62%, respectively, a Tier 1 capital to risk weighted assets ratio of 15.28% and 13.72%, respectively and a leverage ratio of 11.08% and 10.01%, respectively at March 31, 2008.  These levels substantially exceed the minimum requirements of bank regulatory agencies for well-capitalized institutions of 10.00%, 6.00% and 5.00%, respectively.  Components of comprehensive income are excluded from the calculation of capital ratios.  The ratio of shareholders’ equity to assets increased to 10.02% at March 31, 2008, compared to 9.7% at December 31, 2007.

Off-Balance Sheet Arrangements

Other than the sale of an interest rate swap discussed in Note B to the Company’s consolidated financial statements in Item 1, “Financial Statements,” there have been no significant changes in the Company’s off-balance sheet arrangements during the three months ended March 31, 2008.  See Note B and Note E to the Company’s consolidated financial statements for a description of the Company’s off-balance sheet arrangements.

Results of Operations

Net Interest Income and Net Interest Margin

One of the largest components of the Company’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds.  The net interest margin is net interest income expressed as a percentage of average earning assets.

Net interest income increased $69 thousand to $3.3 million in the first quarter of 2008 compared to the same period in 2007.  The increase in net interest income is primarily due to the interest rate environment, as yields on earning assets declined more slowly than funding costs.  The Federal Funds rate has declined 300 basis points since September, 2007, including a 200 basis point decrease in the first quarter of 2008.  The decline in interest rates created a more favorable interest rate yield curve and contributed to higher spreads and wider margins.  Asset yields declined 16 basis points from 6.86% at March 31, 2007 to 6.70% at March 31, 2008 while funding costs decreased 25 basis points from 3.87% to 3.62% during the same period.  The positive interest rate spread contributed $162 thousand toward the increase in net interest income and was offset by $93 thousand due to lower average asset and liability volumes.  Average assets decreased $4.6 million primarily from lower loan volumes; this decrease was partially offset by an increase in the average investment portfolio.  As a result of the improved interest rate environment and more desirable yield curve, the Company’s net interest margin increased from 3.72% at March 31, 2007, to 3.82% at the end of the first quarter of 2008.

Non-Interest Income

The increase in non-interest income to $783 thousand for the quarter ended March 31, 2008, is primarily related to the sale of the trading portfolio described above.  Additionally, income from the Bank’s securities networking arrangements declined $51 thousand during the first quarter of 2008 to $29 thousand from $80 thousand during the first three months of 2007.

Non-Interest Expense

Non-interest expense decreased $57 thousand to $2.9 million for the period ended March 31, 2008, compared to the same period in 2007.  Increases in salary and benefit costs during the first quarter of 2008 compared to the first quarter of 2007, were offset by decreases in other real estate expense over the same period.

   Income Taxes

The Company recorded income tax expense of $286 thousand for the three months ended March 31, 2008, compared to $33 thousand for the same period in 2007.  The increased tax expense was due primarily to the tax effects resulting from the recognition of the $559 thousand loss resulting from the sale of $35 million in securities in 2007 described earlier.

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

The Company has established a liquidity contingency plan to guide the Bank in the event of a liquidity crisis.  The plan describes the normal operating environment, prioritizes funding options and outlines management responsibilities and board notification procedures.  As more emphasis has been directed to liquidity needs, the Company is in the process of enhancing its contingency plan to include stress levels, heightened reporting and monitoring along with testing to better understand and report its liquidity position.

The Company’s cash and cash equivalents decreased $2.0 million to $6.7 million at March 31, 2008, from $8.7 million at December 31, 2007.  Cash provided by operating activities during the first quarter of 2008 was $20.1 million, while investing and financing activities used $18.3 million and $3.8 million over the same period.

At March 31, 2008, the Company had unsecured federal funds lines with correspondent banks of $44 million and maintained the ability to draw on its available line of credit with the FHLB in the amount of approximately $76 million.  In addition to these lines of credit, the bank had approximately $13.7 million in liquid assets including unencumbered investment securities available for collateralized borrowing.  Management believes it maintains adequate liquidity for the Company’s current needs.

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

      The Company is currently in negotiations with the respective owners to acquire three sites in the Baton Rouge area.  Two of the sites are vacant property, and one site is a vacant branch bank office.  If the Company is successful in acquiring all (or any) of these sites, the Company plans to staff and build out the sites in a phased process over the next three years.  The Company believes it has adequate resources to execute this growth plan through its traditional funding sources and without materially affecting the Company’s liquidity position.

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

Item 3.               Quantitative and Qualitative Disclosures About Market Risk

No disclosure is required hereunder as the Company is a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K.

 Item 4.                      Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer of the Company (“CEO”) and the Chief Financial Officer of the Company (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2008.  Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s SEC reports.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

No disclosure is required hereunder as the Company is a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s ability to pay dividends to its shareholders is substantially dependent on the ability of the Bank to transfer funds to the Company in the form of dividends, loans and advances.  Federal law imposes limitations on the payment of dividends by national banks.  Under federal law, the directors of a national bank, after making proper deduction for all expenses and other deductions required by the Comptroller of the Currency, may credit net profits to the bank’s undivided profits account and may declare a dividend from that account of so much of the net profits as they judge expedient.  The Comptroller and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings.  The Bank’s ability to pay dividends to the Company is also limited by prudence, statutory and regulatory guidelines and a variety of other factors. At March 31, 2008, retained earnings available for payment of cash dividends under applicable dividend regulations exceeded $4.9 million.

Certain restrictions also exist on the ability of the Bank to transfer funds to the Company in the form of loans.  Federal Reserve regulations limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations.  At March 31, 2008, the maximum amount available for transfer from the Bank to the Company in the form of loans on a secured basis was $3.9 million.  There were no loans outstanding from the Bank to the Company at March 31, 2008.

Item 6.               Exhibits

Exhibit		Description of Exhibit

3.1	*
Restated Articles of Incorporation of Britton & Koontz Capital Corporation, as amended, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2006.

3.2	*
By-Laws of Britton & Koontz Capital Corporation, as amended, incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008.

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

BRITTON & KOONTZ CAPITAL CORPORATION

Date:      May 07, 2008                    /s/ W. Page Ogden
                                                                                ________________________________________
  W. Page Ogden
  Chief Executive Officer

Date:      May 07, 2008                    /s/ William M. Salters
                                        ________________________________________
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