Form 10-Q
period 2008-06-30
BRITTON & KOONTZ CAPITAL CORP
filed 2008-08-07
CIK 707604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

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

2,117,966 Shares of Common Stock, Par Value $2.50, were outstanding as of August 1, 2008.

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES

    Certification of Chief Executive Officer as required pursuant to section 302 of the Sarbanes Oxley act of 2002

    Certification of Chief Financial Officer as required pursuant to section 302 of the Sarbanes Oxley act of 2002

    Certification of Chief Executive Officer as required pursuant to section 906 of the Sarbanes Oxley act of 2002

    Certification of Chief Financial Officer as required pursuant to section 906 of the Sarbanes Oxley act of 2002

PART I                      FINANCIAL INFORMATION

Item 1.                      Financial Statements

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF

A S S E T S

	June 30,	December 31,
ASSETS:	2008	2007
Cash and due from banks:
Non-interest bearing	$7,200,132	$6,102,837
Interest bearing	313,009	2,629,470
Total cash and due from banks	7,513,141	8,732,307

Federal funds sold	-	245,192
Investment Securities:
Trading (amortized cost, in 2008 and 2007,
of $0 and $19,144,678, respectively)	-	19,199,207
Available-for-sale (amortized cost, in 2008 and 2007,
of $87,324,910 and $63,612,681, respectively)	86,577,181	63,983,146
Held-to-maturity (market value, in 2008 and 2007,
of $53,906,317 and $40,639,894, respectively)	54,014,565	39,988,305
Equity securities	3,861,900	2,521,000
Loans, less allowance for loan losses of $2,469,039
in 2008 and $2,430,936 in 2007	227,760,670	220,921,727
Bank premises and equipment, net	7,035,829	7,357,785
Other real estate, net of reserves of $128,370	409,662	746,796
Accrued interest receivable	2,113,332	2,294,235
Cash surrender value of life insurance	1,036,845	1,013,683
Core Deposits, net	611,850	665,658
Other assets	953,195	676,231

TOTAL ASSETS	$391,888,170	$368,345,272

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
LIABILITIES:	2008	2007
Deposits
Non-interest bearing	$48,580,909	$47,305,927
Interest bearing	193,116,816	199,088,223
Total deposits	241,697,725	246,394,150

Federal Home Loan Bank advances	55,043,781	29,160,730
Securities sold under repurchase agreements	51,518,105	48,229,299
Accrued interest payable	1,633,920	2,070,075
Advances from borrowers for taxes and insurance	224,985	359,501
Accrued taxes and other liabilities	693,280	1,175,652
Junior subordinated debentures	5,155,000	5,155,000
Total liabilities	355,966,796	332,544,407

STOCKHOLDERS' EQUITY:
Common stock - $2.50 par value per share;
12,000,000 shares authorized; 2,132,466 issued and
2,117,966 outstanding, for June 30, 2008, and
December 31, 2007	5,331,165	5,331,165
Additional paid-in capital	7,312,626	7,305,970
Retained earnings	24,003,784	23,071,921
Accumulated other comprehensive income	(468,826)	349,184
	36,178,749	36,058,240
Cost of 14,500 shares of common stock held by the company	(257,375)	(257,375)
Total stockholders' equity	35,921,374	35,800,865

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$391,888,170	$368,345,272

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
INTEREST INCOME:
Interest and fees on loans	$3,978,285	$4,899,367	$8,266,035	$9,676,332
Interest on investment securities:
Taxable interest income	1,264,720	970,233	2,393,908	1,782,401
Exempt from federal taxes	411,760	413,273	828,912	828,003
Interest on federal funds sold	896	2,836	3,095	6,080
Total interest income	5,655,661	6,285,709	11,491,950	12,292,816

INTEREST EXPENSE:
Interest on deposits	1,359,243	2,022,271	3,001,879	3,869,166
Interest on Federal Home Loan Bank advances	281,736	612,444	495,699	1,319,526
Interest on trust preferred securities	72,873	107,357	168,873	213,786
Interest on securities sold under repurchase agreements	530,670	113,824	1,083,825	198,975
Total interest expense	2,244,522	2,855,896	4,750,276	5,601,453

NET INTEREST INCOME	3,411,139	3,429,813	6,741,674	6,691,363

Provision for loan losses	120,000	120,000	240,000	200,000

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	3,291,139	3,309,813	6,501,674	6,491,363

OTHER INCOME:
Service charges on deposit accounts	435,796	394,278	836,912	788,476
Income from fiduciary activities	999	999	1,998	1,998
Income from networking arrangements	38,191	45,654	67,207	125,971
Gain/(loss) on sale of mortgage loans	62,563	75,008	121,077	124,632
Gain/(loss) on sale of securities	-	(90,363)	148,116	(558,770)
Net gain on trading securities	-	(360,166)	-	(360,166)
Other	116,186	121,351	261,860	262,309
Total other income	653,735	186,761	1,437,170	384,450

OTHER EXPENSES:
Salaries	1,363,781	1,251,268	2,790,364	2,520,053
Employee benefits	184,611	189,896	369,463	378,402
Director fees	37,450	61,125	83,600	105,925
Net occupancy expense	238,532	246,478	467,063	482,428
Equipment expenses	264,095	280,789	565,238	564,076
FDIC assessment	7,068	7,715	14,491	15,514
Advertising	46,164	37,282	100,316	80,176
Stationery and supplies	43,343	40,778	87,724	82,478
Audit expense	58,180	63,132	113,923	126,259
Other real estate expense (includes gains on sale)	47,669	30,768	59,486	209,971
Amortization of deposit premium	26,904	26,903	53,808	53,808
Other	488,770	511,348	962,683	1,047,137
Total other expenses	2,806,567	2,747,482	5,668,159	5,666,227

INCOME BEFORE INCOME TAX EXPENSE	1,138,307	749,092	2,270,685	1,209,586

Income tax expense	290,084	135,793	576,354	169,159

NET INCOME	$848,223	$613,299	$1,694,331	$1,040,427

EARNINGS PER SHARE DATA:

Basic earnings per share	$0.40	$0.29	$0.80	$0.49
Basic weighted shares outstanding	2,117,966	2,117,966	2,117,966	2,117,966

Diluted earnings per share	$0.40	$0.29	$0.80	$0.49
Diluted weighted shares outstanding	2,117,966	2,120,158	2,118,247	2,120,330

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

					Accumulated
	Common Stock		Additional		Other		Total
			Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

Balance at December 31, 2006	2,117,966	$5,331,165	$7,295,235	$22,003,063	$(775,200)	$(257,375)	$33,596,888
Adjustment to opening balance, net of tax, for the
adoption of SFAS No. 159				(411,989)			(411,989)
Adjusted opening balance, January 1, 2007				$21,591,074			$33,184,899
Comprehensive Income:
Net income				1,040,427			1,040,427

Other comprehensive
income (net of tax):
Net change in unrealized gain/(loss)
on securities available for sale, net
of taxes for $10,534					17,708		17,708
Other Comprehensive gains from
derivatives, net of reclassification
adjustment of $(8,572)					(14,409)		(14,409)
Total Comprehensive income							1,043,726
Cash Dividend paid $0.36 per share				(762,468)			(762,468)
Fair Value unexercised stock options			2,868				2,868
Balance at June 30, 2007	2,117,966	$5,331,165	$7,298,103	$21,869,033	$(771,901)	$(257,375)	$33,469,025

Balance at December 31, 2007	2,117,966	$5,331,165	$7,305,970	$23,071,921	$349,184	$(257,375)	$35,800,865

Comprehensive Income:
Net income				1,694,331			1,694,331

Other comprehensive
income (net of tax):
Net change in unrealized gain/(loss)
on securities available for sale, net
of taxes of $(417,086)					(701,107)		(701,107)
Other Comprehensive gains from
derivatives, net of reclassification
adjustment of $(69,545)					(116,903)		(116,903)
Total Comprehensive income							876,321
Cash Dividend paid $0.36 per share				(762,468)			(762,468)
Fair Value unexercised stock options			6,656				6,656
Balance at June 30, 2008	2,117,966	$5,331,165	$7,312,626	$24,003,784	$(468,826)	$(257,375)	$35,921,374

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,694,331	$1,040,427
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Deferred income taxes	(144,589)	(187,185)
Provision for loan losses	240,000	200,000
Provision for losses on foreclosed real estate	70,020	-
Provision for depreciation	383,892	391,290
Stock dividends received	(36,400)	(92,800)
(Gain)/loss on sale of other real estate	(32,694)	26,270
(Gain)/loss on sale of mortgage loans	(121,077)	(124,632)
(Gain)/loss on sale of investment securities	(148,116)	558,770
(Gain)/loss on sale of trading securities	-	360,166
Net amortization (accretion) of securities	(46,264)	(13,136)
Amortization of deposit premium	53,808	53,808
Writedown of other real estate	-	211,958
Writedown of other repossessed assets	-	15,000
Purchase of trading securities	-	(20,759,189)
Proceeds from sales, maturities and paydowns
of trading securities	19,349,806	806,484
Net change in:
Loans held for sale	-	54,810
Accrued interest receivable	180,903	95,437
Cash surrender value	(23,162)	(22,318)
Other assets	354,609	(300,093)
Accrued interest payable	(436,154)	450,383
Accrued taxes and other liabilities	(639,172)	(360,179)

Net cash provided by (used in) operating activities	20,699,741	(17,594,730)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase)/decrease in federal funds sold	245,192	164,886
Proceeds from sales, maturities and paydowns of securities:
Available-for-sale	5,956,954	57,574,696
Held-to-maturity	1,604,646	5,596,041
Redemption of FHLB stock	-	841,800
Purchase of FHLB stock	(1,304,500)
Purchase of securities:
Available-for-sale	(29,604,745)	(37,376,524)
Held-to-maturity	(15,651,563)	(4,640,000)
(Increase)/decrease in loans	(7,199,866)	(4,006,781)
Proceeds from sale and transfers of other real estate	511,808	362,850
Proceeds from sale and transfers of other repossessed assets	-	4,000
Purchase of premises and equipment	(61,936)	(268,236)

Net cash provided by (used in) investing activities	(45,504,010)	18,252,732

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Continued)

	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES
Increase /(decrease) in customer deposits	1,123,734	(4,499,650)
Increase /(decrease) in brokered deposits	(5,820,159)	9,889,273
Increase /(decrease) in securities sold under
repurchase agreements	3,288,806	5,928,059
Increase /(decrease) in FHLB advances	25,883,050	(9,334,485)
Increase /(decrease) in advances from borrowers
for taxes and insurance	(134,516)	(156,695)
Cash dividends paid	(762,468)	(762,468)
Fair value of unexercised stock options	6,656	2,868

Net cash provided by (used in) financing activities	23,585,103	1,066,902

NET INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS	(1,219,166)	1,724,905

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	8,732,307	6,572,163

CASH AND DUE FROM BANKS AT END OF PERIOD	$7,513,141	$8,297,068

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for interest	$5,186,431	$5,151,070
Cash paid during the year for income taxes	$871,438	$266,928

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

Change in unrealized gains (losses)
on securities available for sale	$(1,118,193)	$28,242

Change in the deferred tax effect in unrealized
gains (losses) on securities available for sale	$(417,086)	$10,534

Change in unrealized gains (losses) on derivative	$(186,448)	$(22,981)

Change in the deferred tax effect in
unrealized gains (losses) on derivative	$(69,545)	$(8,572)

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND DECEMBER 31, 2007

Note A.  Basis of Presentation

The consolidated balance sheet for Britton & Koontz Capital Corporation (the “Company”) as of December 31, 2007, has been derived from the audited financial statements of the Company for the year then ended.  The accompanying interim consolidated financial statements as of June 30, 2008, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the Company’s financial position and operating results as of and for the periods presented.  Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

Note B.  Interest Rate Risk Management

In an effort to reduce funding costs, Britton & Koontz Bank, N.A., the Company’s wholly-owned subsidiary (the “Bank”), enters into or purchases interest rate caps and swaps.  On August 15, 2006, the Bank entered into an agreement with the Federal Home Loan Bank (the “FHLB”) to cap the interest rate paid on a $5 million advance for 2 years at 3-Month LIBOR with a strike price of 5.50% and a cost of 19 bps with no added margin.   On June 30, 2008, 3-Month LIBOR was 2.78%.  The cost of the cap is included in the monthly interest expense paid to the FHLB.

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

Loans held-for-sale are primarily thirty year and fifteen year fixed rate, one to four family real estate loans which are valued at the lower of cost or market, as determined by outstanding commitments from investors or current investor yield requirements, calculated on an individual basis.  These loans are sold to protect earnings and equity from undesirable shifts in interest rates.  Unrealized losses on loans held-for-sale, if any, are charged against income in the period of decline.  Such declines are recorded in a valuation allowance account and deducted from the cost basis of the loans.  Gains on loans held-for-sale are recognized when realized.  At June 30, 2008, the Company did not have any loans held-for-sale.

On an annual basis, loans held in the portfolio are analyzed and compiled as to the individual characteristics of each loan.  If at any time a decision is made to sell any loan in the portfolio, such loan is reclassified as held-for-sale and carried at the lower of cost or market.

Note D.  Junior Subordinated Debentures

On March 26, 2003, the Company finalized its participation in FTN Financial Capital Market’s and Keefe, Bruyette & Woods’ pooled trust preferred offering.  The Company established Britton & Koontz Statutory Trust # 1 which issued 5,000 capital securities and 155 common securities with an aggregate liquidation amount of $5 million and $155 thousand, respectively.  The term of the capital securities and debentures is 30 years.  The initial interest rate was 4.41%, adjusting quarterly at 3-Month LIBOR plus 3.15% and capped at 11.75%.  The interest rate at June 30, 2008, was 5.96%.   The securities are currently callable on a quarterly basis at the option of the Company.

Note E.  Loan Commitments

In the ordinary course of business, the Company enters into commitments to extend credit to its customers.  Letters of credit at June 30, 2008, and December 31, 2007, were $3.3 million and $2.8 million, respectively.  As of June 30, 2008, the Company had entered into other commercial and residential loan commitments with certain customers that had an aggregate unused balance of $43.7 million, down from $58.4 million at December 31, 2007.  Because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire, the balances on such commitments should not be used to project actual future liquidity requirements.  However, the Company does incorporate expectations about the level of draws under all credit-related commitments into its funds management process.

Note F.  Earnings per Share

Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding.  The computation of diluted income per share assumes the exercise of all outstanding securities potentially convertible into common stock, including options granted, unless the effect is anti-dilutive.  The effect will be anti-dilutive when the exercise price per share of an option exceeds the current market price for a share of Company stock.  The Company accounts for its options under the recognition and measurement of fair value recognition provision of Statement of Financial Accounting Standards No. 123R, “Share-Based Payments.”  The Company uses the Black-Scholes method for valuing stock options.  The following information sets forth the computation of earnings per share for the three and six months ended June 30, 2008 and 2007.

	For the three months ended June 30,
	2008	2007
Basic weighted average shares outstanding	2,117,966	2,117,966
Dilutive effect of granted options	0	2,192

Diluted weighted average shares outstanding	2,117,966	2,120,158
Net income	$848,223	$613,299
Net income per share-basic	$0.40	$0.29
Net income per share-diluted	$0.40	$0.29

	For the six months ended June 30,
	2008	2007
Basic weighted average shares outstanding	2,117,966	2,117,966
Dilutive effect of granted options	281	2,364

Diluted weighted average shares outstanding	2,118,247	2,120,330
Net income	$1,694,331	$1,040,427
Net income per share-basic	$0.80	$0.49
Net income per share-diluted	$0.80	$0.49

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to present a review of the major factors affecting the financial condition of Britton & Koontz Capital Corporation (the “Company”) and its wholly-owned subsidiary, Britton & Koontz Bank, N.A. (the “Bank”), as of June 30, 2008, as compared to the Company’s financial condition as of December 31, 2007, and the results of operations of the Company for the three and six month periods ended June 30, 2008, as compared to the corresponding periods of 2007.

SUMMARY

The Company’s net income for the three months ended June 30, 2008, increased to $848 thousand, or $.40 per diluted share, compared to $613 thousand, or $.29 per diluted share, for the quarter ended June 30, 2007.  For the six month period ended June 30, 2008, net income and earnings per share were $1.7 million and $0.80 per diluted share, respectively, compared to $1.0 million and $0.49 per diluted share, respectively, for the same period in 2007.  Higher net income for the quarter and six months ended June 30, 2008, reflects recovery from losses realized in connection with sales of investment securities in 2007 as well as unrealized losses resulting from the marking-to-market of our investment portfolio in 2007.  These losses are explained in more detail in the Company’s Form 10-Q for the period ended June 30, 2007.

Total assets increased $23.5 million from $368.3 million at December 31, 2007 to $391.8 million at June 30, 2008.  Cash and due from banks decreased to $7.5 million at June 30, 2008, from $8.7 million at December 31, 2007.  The available-for-sale investment securities portfolio increased from December 31, 2007, by $22.6 million to $86.6 million at June 30, 2008, primarily from the purchase of $30 million of investment securities offset by monthly pay-downs.  Net loans, excluding loans held for sale, at June 30, 2008, increased $6.9 million to $230.2 million since December 31, 2007.  Other real estate owned decreased $337 thousand over the same period.  Since December 31, 2007, total deposits have decreased $4.7 million to $241.7 million at June 30, 2008, while borrowings have increased $29.2 million over the same period primarily to cover the purchase of investment securities.  Total stockholders’ equity increased $121 thousand to $35.9 million at June 30, 2008 from $35.8 million at December 31, 2007.

Overall asset quality for the Company at June 30, 2008, remains stable.  Although the Company experienced some declines in certain asset quality measures during the first quarter of 2008, which reflected the general slowing of the national economy and the local economies in which it operates, asset quality measures in the second quarter of 2008 remained substantially in line with the levels at March 31, 2008.   Non-performing assets to loans and foreclosed real estate increased to 1.86% at June 30, 2008 as compared to .92% at December 31, 2007 and 1.82% at March 31, 2008.  The Company expects its portfolio management process, including its underwriting standards and early involvement in problem loans will allow the Company to identify early any further weakening of asset quality during the current economic downturn.

Financial Condition

Assets

The Company’s total assets increased $23.5 million from $368.3 million at December 31, 2007, to $391.8 million at June 30, 2008.  The increase was primarily due to growth in the loan portfolio of $6.9 million and an $18.8 million increase in the investment securities portfolio from purchases of additional investment securities.

Investment Securities

The Company’s investment securities portfolio at June 30, 2008, consists of mortgage-backed and municipal securities.  Investment securities that are deemed to be held-to-maturity are accounted for by the amortized cost method while securities in the available-for-sale category are accounted for at fair value with valuation adjustments recorded in the equity section through other comprehensive income/ (loss).

Management determines the classification of its securities at acquisition.  Total held-to-maturity and available-for-sale investment securities were $140.6 million at June 30, 2008, representing an increase of $17.4 million since December 31, 2007.  The increase in securities was due to investing public demand deposits received as a result of a successful bid on local county deposits.  Additionally, the improved market allowed the Company to prefund future cash flows that are expected from the current portfolio.  Under its prefunding strategy, the Company obtains short-term funding, typically from the Federal Home Loan Bank (“FHLB”), to acquire investment securities and then uses the cash flows generated by such securities in the subsequent two to three quarters to repay the short-term funding.  The Company employs this prefunding strategy from time to time to take advantage of favorable interest rate spreads between the short-term funding and the investment securities purchased with such funding.  Equity securities increased $1.3 million due to the purchase of FHLB stock held by the Company which was required due to the increase in FHLB borrowings in connection with the above described prefunding strategy.    Equity securities are comprised primarily of Federal Reserve Bank stock of $522 thousand, FHLB stock of $3.0 million, the Company’s investment in its statutory trust of $155 thousand and ECD Investments, LLC membership interests of $100 thousand.

The amortized cost of the Bank’s investment securities at June 30, 2008, and December 31, 2007, are summarized below.

COMPOSITION OF INVESTMENT PORTFOLIO (Amortized Cost)

	06/30/08	12/31/07
Mortgage-Backed Securities	$103,275,807	$84,741,030
Obligations of State and
Political Subdivisions	38,063,668	38,004,634
Total	$141,339,475	$122,745,664

Loans

Net loans held to maturity increased $6.9 million during the first six months of 2008.  Increases in loans of $12.3 million in the Company’s Baton Rouge, Louisiana market offset a decrease in loans of $2.3 million in the Company’s Vicksburg, Mississippi market and a decrease of $3.1 million in loans in the Company’s Natchez, Mississippi market.  Further declines are expected to occur in the residential real estate portfolio, primarily in the Natchez market, as management plans to replace cash flows from these loans with higher yielding commercial loans mainly in Baton Rouge.  Although management has been implementing this shift from residential real estate loans to commercial real estate loans for some time and believes that loan yield should improve in the process, it is aware that this transition will place pressure on loan volumes and in fact total loan volumes may decline throughout the remainder of the year.

Gross loans to total assets decreased to 58.8% at June 30, 2008, compared to 60.6% at December 31, 2007.  At June 30, 2008, the loan to deposit ratio was 95.3% compared to 90.6% at December 31, 2007.  The following table presents the Bank’s loan portfolio composition at June 30, 2008, and December 31, 2007.

COMPOSITION OF LOAN PORTFOLIO
	06/30/08	12/31/07
Commercial, financial & agricultural	$24,530,000	$25,884,000
Real estate-construction	47,326,000	45,097,000
Real estate-1-4 family residential	65,219,000	68,041,000
Real estate-other	86,129,000	76,520,000
Installment	6,844,000	7,550,000
Other	182,000	261,000
Total loans	$230,230,000	$223,353,000

The Company’s loan portfolio at June 30, 2008, had no significant concentrations of loans other than in the categories presented in the table above.

Bank Premises

There have been no material changes in the Company’s premises since year-end, although the Company has recently purchased a site for a new branch facility in Baton Rouge, Louisiana, as described in “Liquidity and Capital Resources” below.

Asset Quality

       Non-performing assets which include non-accrual loans, loans 90 days or more delinquent and  foreclosed real estate, increased $2.6 million to $4.3 million at June 30, 2008, from $2.1 million at December 31, 2007.  The ratio of non-performing assets to total assets increased to 1.09% at June 30, 2008, from ..56% at December 31, 2007, while the ratio of non-performing loans to total loans was 1.68% at June 30, 2008, compared to .59% at December 31, 2007.  The increase in non-performing assets from December 31, 2007 to June 30, 2008 was primarily related to three commercial loans totaling approximately $2.6 million.  Two of these loans were discussed in detail in the Company’s Form 10-Q for the three months ended March 31, 2008.   Payment of approximately $1 million was received on one of these loans in the second quarter of 2008.  This reduction was offset, however, by the nonaccrual classification of a commercial real estate credit facility of approximately $1 million in the second quarter of 2008.  Since June 30, 2008, the Company has charged off an aggregate of $365 thousand with respect to two of the three commercial loans mentioned above and has initiated foreclosure proceedings against these borrowers.  The Company considers its reserves with respect to these three credits to be adequate as of June 30, 2008, and after taking into account the subsequent charge-offs.  A breakdown of nonperforming assets at June 30, 2008, and December 31, 2007, is shown below.

BREAKDOWN OF NONPERFORMING ASSETS

	06/30/08	12/31/07
	(dollars in thousands)
Non-accrual loans by type:
Real estate	$2,930	$992
Installment	81	87
Commercial and all other loans	605	223
Total non-accrual loans	3,616	1,302
Loans past due 90 days or more	254	12
Total nonperforming loans	3,870	1,314
Other real estate owned (net)	410	747
Total nonperforming assets	$4,280	$2,061
Nonperforming loans as a percent of loans, net of unearned interest and loans held for sale	1.68%	.59%

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

Based upon this evaluation, management believes the allowance for loan losses of $2.5 million at June 30, 2008, which represents 1.07% of gross loans held to maturity, is adequate, under prevailing economic conditions, to absorb probable losses on existing loans.  At June 30, 2008, total reserves included specific reserves of $1.0 million, general reserves of $1.0 million and unallocated economic reserves of $500 thousand.  At December 31, 2007, the allowance for loan loss was $2.4 million, or 1.09% of gross loans held to maturity.

              Provision for Possible Loan Losses

The provision for possible loan losses is a charge to earnings to maintain the allowance for possible loan losses at a level consistent with management’s assessment of the loan portfolio in light of current and expected economic conditions.  During the six month period ended June 30, 2008, the Company’s provision for loan losses increased by $40 thousand to $240 thousand compared to the same period in 2007.  This increase is a result of a $40 thousand increase in the provision in the second quarter of 2008 as compared to the second quarter of 2007.  The additional provision was added in response to increases in net charge-offs from $135 thousand as of June 30, 2007, to $201 thousand as of June 30, 2008.  The increase in net charge-offs primarily occurred during the first quarter of 2008.  Net charge-offs totaled $175 thousand in the first quarter of 2008 and $27 thousand in the second quarter.

The Company regularly reviews the allowance in an effort to maintain it at an adequate level and provide necessary data to maintain a proper provision expense to earnings.  Based upon this evaluation, and considering the net charge-offs in the first six months and anticipated charge-offs in the third quarter of 2008, management currently believes that the provision for possible loan losses of $40 thousand per month will be adequate for the remainder of the year to provide coverage for possible loan losses that may be inherent in the portfolio.  The following table details allowance activity for the six months ended June 30, 2008, and June 30, 2007:

ACTIVITY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

	06/30/08	06/30/07
	(dollars in thousands)
Balance at beginning of period	$2,431	$2,344
Charge-offs:
Real Estate	(317)	(75)
Commercial	(65)	(74)
Installment and other	(32)	(40)
Recoveries:
Real Estate	17	1
Commercial	147	23
Installment and other	48	30
Net (charge-offs)/recoveries	(202)	(135)
Provision charged to operations	240	200
Balance at end of period	$2,469	$2,409
Allowance for loan losses as a percent of loans, net of unearned interest & loans held for sale	1.07%	.97%
Net charge-offs as a percent of average loans	.09%	.05%

Potential Problem Loans

At June 30, 2008, the Company had no loans, other than those identified with reserves set aside and balances incorporated in the above tables, which management had significant doubts as to the ability of the borrower to comply with current repayment terms.

Deposits

Total deposits decreased $4.7 million from $246.4 million at December 31, 2007, to $241.7 million at June 30, 2008.  The decrease in deposits is due primarily to the intentional decrease of brokered and public fund deposits amounting to $6.1 and $4.9 million, respectively, since the beginning of 2008.  The Company from time to time uses the brokered certificate of deposit market and public funds as an asset liability management tool.  These deposits generally are gathered on a bid basis and considered wholesale in nature.  As interest rates continued to fall in 2008, the Company decided to use other means of funding such as FHLB borrowings.  Additionally, the decrease in these wholesale funds was offset by increases in what the Company considers core deposits in the amount of approximately $7.5 million.

COMPOSITION OF DEPOSITS

	06/30/08	12/31/07
Non-Interest Bearing	$48,580,909	$47,305,927
NOW Accounts	23,110,230	24,056,081
Money Market Deposit Accounts	41,970,580	34,449,399
Savings Accounts	18,026,181	17,310,284
Certificates of Deposit	110,009,825	123,272,459
Total Deposits	$241,697,725	$246,394,150

Borrowings

Total bank borrowings, including FHLB advances, federal funds purchased and customer repurchase agreements, increased $29.2 million from $77.4 million at December 31, 2007 to $106.6 million at June 30, 2008.  The majority of the increase was the result of the Company increasing its FHLB advances to finance the purchase of additional investment securities, as described earlier.  Included in the increase were the Company’s customer repurchase agreements which grew $3.3 million.  Because of the nature of a customer repurchase agreement, the Bank must include these liabilities as borrowings rather than local customer deposits.  These contracts are primarily made with local customers to sweep overnight funds from their deposit accounts.  Management believes these accounts perform more like core deposits rather than wholesale borrowings.

Capital

Stockholders' equity totaled $35.9 million at June 30, 2008, compared to $35.8 million at December 31, 2007.  The Company posted earnings of $1.7 million which were offset by $818 thousand primarily in unrealized losses in the available-for-sale investment portfolio and $762 thousand in dividends paid.

Losses in the available-for-sale investment portfolio included in comprehensive income are considered declines due to interest rates and are therefore only a temporary impairment of the security.

Components of comprehensive income are excluded from the calculation of capital ratios.  The Company maintained a total capital to risk weighted assets ratio of 16.46%, a Tier 1 capital to risk weighted assets ratio of 15.52% and a leverage ratio of 10.72% at June 30, 2008.  These levels substantially exceed the minimum requirements of bank regulatory agencies for well-capitalized institutions of 10.00%, 6.00% and 5.00%, respectively.  The ratio of shareholders' equity to assets decreased to 9.2% at June 30, 2008, compared to 9.7% at December 31, 2007, primarily from the increase in total assets.

Off-Balance Sheet Arrangements

There have been no significant changes in the Company’s off-balance sheet arrangements during the three months ended June 30, 2008.  See Note B and Note E to the Company’s consolidated financial statements for a description of the Company’s off-balance sheet arrangements.

Results of Operations

Net Income

Net income for the three months ended June 30, 2008, increased to $848 thousand, or $0.40 per diluted share, compared to $613 thousand, or $0.29 per diluted share, for the same period in 2007.  Returns on average assets and average equity were .89% and 9.31%, respectively, for the three months ended June 30, 2008, compared to .67% and 7.26%, respectively, for the same period in 2007.  The increase reflects recovery from losses realized in connection with sales of investment securities in 2007 as well as unrealized losses resulting from the marking-to-market of our investment portfolio in 2007, as discussed above.

For the six months ended June 30, 2008, net income was $1.7 million, or $0.80 per diluted share, compared to $1.0 million, or $0.49 per diluted share, for the same period in 2007.  This increase, similar to the increase for the three months ended June 30, 2008, was due to the recovery from losses on sales of investment securities and the mark-to-market investment portfolio losses experienced in 2007.

Net Interest Income and Net Interest Margin

One of the largest components of the Company’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds.  The net interest margin is net interest income expressed as a percentage of average earning assets.

Net interest income decreased $19 thousand to $3.4 million for the three months ended June 30, 2008, as compared to the same period in 2007.  Net interest income improved as average earning assets increased by $13.7 million to $364.9 million.  However, offsetting the volume increase in average earning assets was a decline in interest rate spread.   The Company’s interest rate spread, which is the difference in the weighted average interest rate on earning assets less the weighted average interest rate on interest bearing liabilities, declined 3 basis points to 3.14% for the quarter ended June 30, 2008, compared to 3.17% during the same period in 2007.  Also contributing to the decline were lower fees on loans for the three months ended June 30, 2008, compared to the same period in 2007.  Net interest margin declined to 3.74% from 3.91% for the same comparable periods.

       For the six months ended June 30, 2008, net interest income increased $50 thousand to $6.7 million compared to the same period in 2007.  Average earning assets increased $8.7 million to $359.0 million.  This increase in volumes in the first six months of 2008 contributed $30 thousand toward the increase in net interest income.  The interest rate environment also provided a positive impact in the first six months of 2008, as the interest rate spread increased slightly and added $20 thousand to net interest income.  Fee income also improved in the second quarter of 2008 over the first quarter adding to year to date net interest income.  Net interest margin decreased to 3.76% for the six months ended June 30, 2008, compared to 3.82% in the same period in 2007.

Non-Interest Income

Non-interest income increased by $467 thousand and $1.1 million for the three and six month period ended June 30, 2008, compared to the same periods in 2007.  As mentioned above, the increases are primarily the result of the recovery from losses realized in connection with sales of investment securities in 2007 as well as unrealized losses resulting from the marking-to-market of our investment portfolio in 2007.  Other factors include increases in service charges on deposit accounts of $42 and $48 thousand for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007.

Non-Interest Expense

Non-interest expense includes salaries and benefits, occupancy, equipment and other operating expenses.  Non-interest expense for the three months ended June 30, 2008, increased $59 thousand to $2.8 million compared to the same period in 2007.  Increases in personnel costs were partially offset by decreases in occupancy and equipment expenses.

Non-interest expense of $5.7 million for the six months ended June 30, 2008, was equal to the same period in 2007.  During 2008, personnel costs increased $261 thousand to $3.2 million compared to $2.9 million in 2007.  This increase was partially offset by lower foreclosed real estate costs of $150 thousand in 2008.  Higher personnel costs primarily reflect recruitment in the lending and cash management-treasury areas.

Income Taxes

The Company recorded income tax expense of $290 thousand for the three months ended June 30, 2008, compared to $136 thousand for the same period in 2007.Income tax expense for the six months ended June 30, 2008, was $576 thousand compared to $169 thousand during the same period in 2007.  The increase in both periods was related to adjustments regarding the adoption of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” in 2007.

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

       The Company has established a liquidity contingency plan to guide the Bank in the event of a liquidity crisis.  The plan describes the normal operating environment, prioritizes funding options and outlines management responsibilities and board notification procedures.  As more emphasis has been directed to liquidity needs, the Company is continuing the process of enhancing its contingency plan to include stress levels, heightened reporting and monitoring along with testing to better understand and report its liquidity position.

The Company’s cash and cash equivalents decreased $1.2 million to $7.5 million at June 30, 2008, from $8.7 million at December 31, 2007.  For the six months ended June 30, 2008, cash provided by operating and financing was $20.7 million and $23.6 million, respectively, while investing activities used $45.5 million.

At June 30, 2008, the Company had unsecured federal funds lines with correspondent banks of $44 million and maintained the ability to draw on its available line of credit with the FHLB in the amount of approximately $45 million.  In addition to these lines of credit, the Bank had approximately $39.4 million in liquid assets including unencumbered investment securities available for collateralized borrowing.  Management believes it maintains adequate liquidity for the Company’s current needs.

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

The Company’s expansion plans in Baton Rouge have resulted in the recent signing of a purchase agreement for a branch site.  Construction on this new site is expected to begin by the first quarter of 2009.  Currently, the Company is in negotiations to purchase another branch location to enhance its existing retail services within the market.  The Company is also still in negotiations with respect to a third site which is also vacant property.  The Company believes it has adequate resources to execute this growth plan through its traditional funding sources and without materially affecting the Company’s liquidity position.

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

Item 4T.                      Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer of the Company (“CEO”) and the Chief Financial Officer of the Company (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2008.  Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s SEC reports.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

       The Company’s ability to pay dividends to its shareholders is substantially dependent on the ability of the Bank to transfer funds to the Company in the form of dividends, loans and advances.  Federal law imposes limitations on the payment of dividends by national banks.  Under federal law, the directors of a national bank, after making proper deduction for all expenses and other deductions required by the Comptroller of the Currency, may credit net profits to the bank’s undivided profits account and may declare a dividend from that account of so much of the net profits as they judge expedient.  The Comptroller and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings.  The Bank’s ability to pay dividends to the Company is also limited by prudence, statutory and regulatory guidelines and a variety of other factors. At June 30, 2008, retained earnings available for payment of cash dividends under applicable dividend regulations exceeded $5.2 million.

Certain restrictions also exist on the ability of the Bank to transfer funds to the Company in the form of loans.  Federal Reserve regulations limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations.  At June 30, 2008, the maximum amount available for transfer from the Bank to the Company in the form of loans on a secured basis was $4.2 million.  There were no loans outstanding from the Bank to the Company at June 30, 2008.

Item 4.                      Submission of Matters to a Vote of Security Holders

The 2008 Annual Meeting of Shareholders of the Company was held in the lobby of the main office of Britton & Koontz Bank, N.A., 500 Main Street, Natchez, Mississippi 39120, on Tuesday, April 22, 2008.

At the Annual Meeting, two Class III directors were elected.  Each nominee for election as a Class III director received the number of votes set forth opposite his name in the table below.

Nominee	Number of Votes Cast “FOR” Nominee	Number of Votes Withheld
George R. Kurz	1,243,657	432,844
W. Page Ogden	1,254,794	421,707

In addition to the directors noted above who were elected at the Annual Meeting, the following directors continued in office after the Annual Meeting: Robert R. Punches, W.W. Allen, Jr., Vinod K. Thukral, Ph.D., Craig A. Bradford, D.M.D., and Bethany L. Overton.

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
Shareholder Rights Agreement dated June 1, 1996, between Britton & Koontz Capital Corporation and Britton & Koontz First National Bank, as Rights Agent, incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-8, Registration No. 333-20631, filed with the Securities and Exchange Commission on January 29, 1997, as amended by Amendment No. 1 to Rights Agreement dated as of August 15, 2006, incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2006.

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

BRITTON AND KOONTZ CAPITAL CORPORATION

Date:	August 7, 2008	/s/ W. Page Ogden
W. Page Ogden
Chief Executive Officer

Date:	August 7, 2008	/s/ William M. Salters
William M. Salters
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit

31.1	Certifications of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002