Form 10-Q
period 2008-09-30
BRITTON & KOONTZ CAPITAL CORP
filed 2008-11-14
CIK 707604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________

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

2,117,966 Shares of Common Stock, Par Value $2.50, were outstanding as of November 1, 2008.

Tab;e of Contents

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

Tab;e of Contents

PART I                      FINANCIAL INFORMATION

Item 1.                      Financial Statements

Tab;e of Contents

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF

A S S E T S
	September 30,	December 31,
ASSETS:	2008	2007
Cash and due from banks:
Non-interest bearing	$6,950,596	$6,102,837
Interest bearing	201,458	2,629,470
Total cash and due from banks	7,152,054	8,732,307

Federal funds sold	37,714	245,192
Investment Securities:
Trading (amortized cost, in 2008 and 2007,
of $0 and $19,144,678, respectively)	-	19,199,207
Available-for-sale (amortized cost, in 2008 and 2007,
of $90,726,633 and $63,612,681, respectively)	90,644,831	63,983,146
Held-to-maturity (market value, in 2008 and 2007,
of $53,368,103 and $40,639,894, respectively)	54,101,291	39,988,305
Equity securities	3,359,738	2,521,000
Loans, less allowance for loan losses of $2,292,273
in 2008 and $2,430,936 in 2007	219,201,732	220,921,727
Bank premises and equipment, net	6,975,101	7,357,785
Other real estate, net of reserves of $163,380	1,389,812	746,796
Accrued interest receivable	2,207,684	2,294,235
Cash surrender value of life insurance	1,046,229	1,013,683
Core Deposits, net	584,946	665,658
Other assets	814,445	676,231

TOTAL ASSETS	$387,515,577	$368,345,272

LIABILITIES AND STOCKHOLDERS' EQUITY
	September 30,	December 31,
LIABILITIES:	2008	2007
Deposits
Non-interest bearing	$48,712,324	$47,305,927
Interest bearing	188,335,968	199,088,223
Total deposits	237,048,292	246,394,150

Federal Home Loan Bank advances	55,027,868	29,160,730
Securities sold under repurchase agreements	50,393,869	48,229,299
Accrued interest payable	1,270,646	2,070,075
Advances from borrowers for taxes and insurance	271,259	359,501
Accrued taxes and other liabilities	1,444,558	1,175,652
Junior subordinated debentures	5,155,000	5,155,000
Total liabilities	350,611,492	332,544,407

STOCKHOLDERS' EQUITY:
Common stock - $2.50 par value per share;
12,000,000 shares authorized; 2,132,466 issued and
2,117,966 outstanding, for September 30, 2008, and
December 31, 2007	5,331,165	5,331,165
Additional paid-in capital	7,315,954	7,305,970
Retained earnings	24,565,631	23,071,921
Accumulated other comprehensive income/(loss)	(51,290)	349,184
	37,161,460	36,058,240
Cost of 14,500 shares of common stock held by the company	(257,375)	(257,375)
Total stockholders' equity	36,904,085	35,800,865

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$387,515,577	$368,345,272

Tab;e of Contents

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
INTEREST INCOME:
Interest and fees on loans	$3,811,902	$4,927,873	$12,077,937	$14,604,205
Interest on investment securities:
Taxable interest income	1,428,241	983,216	3,822,149	2,765,617
Exempt from federal taxes	416,120	408,169	1,245,032	1,236,172
Interest on federal funds sold	1,474	4,144	4,569	10,225
Total interest income	5,657,737	6,323,402	17,149,687	18,616,219

INTEREST EXPENSE:
Interest on deposits	1,212,286	1,976,714	4,214,165	5,845,880
Interest on Federal Home Loan Bank advances	286,571	505,670	782,271	1,825,196
Interest on trust preferred securities	76,625	108,624	245,498	322,410
Interest on securities sold under repurchase agreements	542,806	269,840	1,626,631	468,815
Total interest expense	2,118,288	2,860,848	6,868,565	8,462,301

NET INTEREST INCOME	3,539,449	3,462,554	10,281,122	10,153,918

Provision for loan losses	120,000	120,000	360,000	320,000

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	3,419,449	3,342,554	9,921,122	9,833,918

OTHER INCOME:
Service charges on deposit accounts	489,450	409,424	1,326,362	1,197,900
Income from fiduciary activities	999	999	2,997	2,997
Income from networking arrangements	59,351	68,894	126,558	194,865
Gain/(loss) on sale of mortgage loans	55,037	91,889	176,114	216,521
Gain/(loss) on sale of securities	-	-	148,116	(558,770)
Net gain on trading securities	-	204,754	-	(155,412)
Other	114,094	103,821	375,954	366,130
Total other income	718,931	879,781	2,156,101	1,264,231

OTHER EXPENSES:
Salaries	1,347,170	1,327,749	4,137,534	3,847,802
Employee benefits	177,865	189,403	547,327	567,805
Director fees	41,400	52,500	125,000	158,425
Net occupancy expense	251,436	241,814	718,499	724,242
Equipment expenses	269,932	287,544	835,170	851,620
FDIC assessment	10,602	7,733	25,093	23,247
Advertising	54,178	41,594	154,494	121,770
Stationery and supplies	39,764	61,795	127,487	144,273
Audit expense	58,102	57,292	172,025	183,551
Other real estate expense (includes gn/ls on sale)	53,669	118,113	113,154	328,084
Amortization of deposit premium	26,904	26,904	80,712	80,712
Other	460,763	450,047	1,423,447	1,497,184
Total other expenses	2,791,785	2,862,488	8,459,942	8,528,715

INCOME BEFORE INCOME TAX EXPENSE	1,346,595	1,359,847	3,617,281	2,569,434

Income tax expense	403,515	358,773	979,869	527,932

NET INCOME	$943,080	$1,001,074	$2,637,412	$2,041,502

EARNINGS PER SHARE DATA:

Basic earnings per share	$0.45	$0.47	$1.25	$0.96
Basic weighted shares outstanding	2,117,966	2,117,966	2,117,966	2,117,966

Diluted earnings per share	$0.45	$0.47	$1.25	$0.96
Diluted weighted shares outstanding	2,117,966	2,119,093	2,117,966	2,119,824

Cash dividends per share	$0.18	$0.18	$0.54	$0.54

Tab;e of Contents

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

					Accumulated
	Common Stock		Additional		Other		Total
			Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

Balance at December 31, 2006	2,117,966	$5,331,165	$7,295,235	$22,003,063	$(775,200)	$(257,375)	$33,596,888
Adjustment to opening balance, net of tax, for the
adoption of SFAS No. 159				(411,989)			(411,989)
Adjusted opening balance, January 1, 2007				$21,591,074			$33,184,899
Comprehensive Income:
Net income				2,041,502			2,041,502

Other comprehensive
income (net of tax):
Net change in unrealized gain/(loss)
on securities available for sale, net
of taxes for $208,104					349,817		349,817
Other Comprehensive gains/(loss) from
derivatives, net of reclassification
adjustment of $43,163					72,556		72,556
Total Comprehensive income							2,463,875
Cash Dividend paid $0.54 per share				(1,143,702)			(1,143,702)
Fair Value unexercised stock options			8,052				8,052
Balance at September 30, 2007	2,117,966	$5,331,165	$7,303,287	$22,488,874	$(352,827)	$(257,375)	$34,513,124

Balance at December 31, 2007	2,117,966	$5,331,165	$7,305,970	$23,071,921	$349,184	$(257,375)	$35,800,865

Comprehensive Income:
Net income				2,637,412			2,637,412

Other comprehensive
income (net of tax):
Net change in unrealized gain/(loss)
on securities available for sale, net
of taxes of $(168,695)					(283,571)		(283,571)
Other Comprehensive gains/(loss) from
derivatives, net of reclassification
adjustment of $(69,545)					(116,903)		(116,903)
Total Comprehensive income							2,236,938
Cash Dividend paid $0.54 per share				(1,143,702)			(1,143,702)
Fair Value unexercised stock options			9,984				9,984
Balance at September 30, 2008	2,117,966	$5,331,165	$7,315,954	$24,565,631	$(51,290)	$(257,375)	$36,904,085

Tab;e of Contents

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,637,412	$2,041,502
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Deferred income taxes	(151,264)	(298,255)
Provision for loan losses	360,000	320,000
Provision for losses on foreclosed real estate	105,030	23,340
Provision for depreciation	560,085	592,380
Stock dividends received	(49,200)	(131,900)
(Gain)/loss on sale of other real estate	(32,694)	26,270
(Gain)/loss on sale of other repossessed assets	-	(1,000)
(Gain)/loss on sale of mortgage loans	(176,114)	(216,521)
(Gain)/loss on sale of investment securities	(148,116)	558,770
(Gain)/loss on sale of trading securities	-	155,412
(Gain)/Loss on other securities	1,262	-
Net amortization (accretion) of securities	(66,552)	(11,420)
Amortization of deposit premium	80,712	80,712
Writedown of other real estate	-	297,959
Writedown of other repossessed assets	-	15,000
Purchase of trading securities	-	(21,171,178)
Proceeds from sales, maturities and paydowns
of trading securities	19,349,806	1,079,229
Net change in:
Loans held for sale	-	54,810
Accrued interest receivable	86,551	47,126
Cash surrender value	(32,546)	(31,387)
Other assets	251,645	18,542
Accrued interest payable	(799,428)	499,244
Accrued taxes and other liabilities	112,103	(49,823)

Net cash provided by (used in) operating activities	22,088,692	(16,101,188)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase)/decrease in federal funds sold	207,478	166,210
Proceeds from sales, maturities and paydowns of securities:
Available-for-sale	8,148,272	58,187,260
Held-to-maturity	3,074,478	5,698,207
Redemption of FHLB stock	945,400	841,800
Purchase of FHLB stock	(1,736,200)	-
Purchase of securities:		-
Available-for-sale	(35,168,412)	(36,954,202)
Held-to-maturity	(17,217,207)	(5,308,539)
(Increase)/decrease in loans	278,949	8,298,668
Proceeds from sale and transfers of other real estate	511,808	362,850
Proceeds from sale and transfers of other repossessed assets	-	5,000
Proceeds from sale of premises and equipment	-	491
Purchase of premises and equipment	(177,401)	(382,495)

Net cash provided by (used in) investing activities	(41,132,835)	30,915,250

Tab;e of Contents

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Continued)

	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES
Increase /(decrease) in customer deposits	(4,563,107)	(5,283,524)
Increase /(decrease) in brokered deposits	(4,782,751)	6,776,968
Increase /(decrease) in securities sold under
repurchase agreements	2,164,570	20,115,216
Increase /(decrease) in FHLB advances	25,867,137	(28,170,529)
Increase /(decrease) in advances from borrowers
for taxes and insurance	(88,242)	(104,331)
Cash dividends paid	(1,143,701)	(1,143,702)
Common stock issued
Fair value of unexercised stock options	9,984	8,052

Net cash provided by (used in) financing activities	17,463,890	(7,801,850)

NET INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS	(1,580,253)	7,012,212

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	8,732,307	6,572,163

CASH AND DUE FROM BANKS AT END OF PERIOD	$7,152,054	$13,584,375

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Cash paid during the period for interest	$7,667,994	$7,963,057
Cash paid during the period for income taxes, net of refunds	$ 698,186	$670,312

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

Transfers from loans foreclosed to other real estate	$1,227,160	$304,918

Change in unrealized gains (losses)
on securities available for sale	$(452,266)	$557,921

Change in the deferred tax effect in unrealized
gains (losses) on securities available for sale	$(168,695)	$208,104

Change in unrealized gains (losses) on derivative	$(186,448)	$115,719

Change in the deferred tax effect in
unrealized gains (losses) on derivative	$(69,545)	$43,163

Tab;e of Contents

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

Note A.  Basis of Presentation

The consolidated balance sheet for Britton & Koontz Capital Corporation (the “Company”) as of December 31, 2007, has been derived from the audited financial statements of the Company for the year then ended.  The accompanying interim consolidated financial statements as of September 30, 2008, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the Company’s financial position and operating results as of and for the periods presented.  Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

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

Note C.  Loans Held-for-Sale

The Company originates loans that will be sold in the secondary market and other loans that it plans to hold to maturity.  Loans to be held in the portfolio are classified as held to maturity at origination based on the Company’s intent and ability to hold until maturity.  These loans are reported at their outstanding balance.  Loans held-for-sale are designated as such at origination and locked in with an approved investor by obtaining a forward commitment to purchase the loan, usually not to exceed 30 days from closing.  Management has a clear intent to sell the loan based on the commitment it has obtained from the investor.

Loans held-for-sale are primarily thirty year and fifteen year fixed rate, one to four family real estate loans which are valued at the lower of cost or market, as determined by outstanding commitments from investors or current investor yield requirements, calculated on an individual basis.  These loans are sold to protect earnings and equity from undesirable shifts in interest rates.  Unrealized losses on loans held-for-sale, if any, are charged against income in the period of decline.  Such declines are recorded in a valuation allowance account and deducted from the cost basis of the loans.  Gains on loans held-for-sale are recognized when realized.  At September 30, 2008, the Company did not have any loans held-for-sale.

On an annual basis, loans held in the portfolio are analyzed and compiled as to the individual characteristics of each loan.  If at any time a decision is made to sell any loan in the portfolio, such loan is reclassified as held-for-sale and carried at the lower of cost or market.

Note D.  Junior Subordinated Debentures

On March 26, 2003, the Company finalized its participation in FTN Financial Capital Market’s and Keefe, Bruyette & Woods’ pooled trust preferred offering.  The Company established Britton & Koontz Statutory Trust # 1 which issued 5,000 capital securities and 155 common securities with an aggregate liquidation amount of $5 million and $155 thousand, respectively.  The term of the capital securities and debentures is 30 years.  The initial interest rate was 4.41%, adjusting quarterly at 3-Month LIBOR plus 3.15% and capped at 11.75%.  The interest rate at September 30, 2008, was 6.63%.   The securities are currently callable on a quarterly basis at the option of the Company.

Tab;e of Contents

Note E.  Loan Commitments

In the ordinary course of business, the Company enters into commitments to extend credit to its customers.  Letters of credit at September 30, 2008, and December 31, 2007, were $3.7 million and $2.8 million, respectively.  As of September 30, 2008, the Company had entered into other commercial and residential loan commitments with certain customers that had an aggregate unused balance of $50.4 million, down from $58.4 million at December 31, 2007.  Because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire, the balances on such commitments should not be used to project actual future liquidity requirements.  However, the Company does incorporate expectations about the level of draws under all credit-related commitments into its funds management process.

Note F.  Earnings per Share

Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding.  The computation of diluted income per share assumes the exercise of all outstanding securities potentially convertible into common stock, including options granted, unless the effect is anti-dilutive.  The effect will be anti-dilutive when the exercise price per share of an option exceeds the current market price for a share of Company stock.  The Company accounts for its options under the recognition and measurement of fair value recognition provision of Statement of Financial Accounting Standards No. 123R, “Share-Based Payments.”  The Company uses the Black-Scholes method for valuing stock options.  The following information sets forth the computation of earnings per share for the three and nine months ended September 30, 2008 and 2007.

	For the three months ended September 30,
	2008	2007
Basic weighted average shares outstanding	2,117,966	2,117,966
Dilutive effect of granted options	0	1,127

Diluted weighted average shares outstanding	2,117,966	2,119,093
Net income	$943,080	$1001,074
Net income per share-basic	$0.45	$0.47
Net income per share-diluted	$0.45	$0.47

	For the nine months ended September 30,
	2008	2007
Basic weighted average shares outstanding	2,117,966	2,117,966
Dilutive effect of granted options	0	1,858

Diluted weighted average shares outstanding	2,117,966	2,119,824
Net income	$2,637,412	$2,041,502
Net income per share-basic	$1.25	$0.96
Net income per share-diluted	$1.25	$0.96

Tab;e of Contents

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to present a review of the major factors affecting the financial condition of Britton & Koontz Capital Corporation (the “Company”) and its wholly-owned subsidiary, Britton & Koontz Bank, N.A. (the “Bank”), as of September 30, 2008, as compared to the Company’s financial condition as of December 31, 2007, and the results of operations of the Company for the three and nine month periods ended September 30, 2008, as compared to the corresponding periods of 2007.

SUMMARY

The Company’s net income for the three months ended September 30, 2008, decreased to $943 thousand, or $.45 per diluted share, compared to $1.0 million, or $.47 per diluted share, for the quarter ended September 30, 2007.  For the nine month period ended September 30, 2008, net income and earnings per share were $2.6 million and $1.25 per diluted share, respectively, compared to $2.0 million and $0.96 per diluted share, respectively, for the same period in 2007.  The lower quarterly and increased year-to-date earnings compared to 2007 were primarily the result of adjustments made in 2007 in the Company’s trading investment portfolio and losses on the sale of approximately $35 million in its available-for-sale investment securities in 2007.

The Company’s net interest income increased in both the quarterly and year-to-date comparisons.  The lower interest rate environment in 2008 played a significant role in this improvement as the decline in funding costs outweighed the decline in asset yields.

Total assets increased $19.2 million from $368.3 million at December 31, 2007 to $387.5 million at September 30, 2008.  The increase in total assets is primarily due to increases in the investment portfolio of $21.6 million offset by $1.9 million in reductions in the loan portfolio.  Cash and due from banks decreased to $7.2 million at September 30, 2008, from $8.7 million at December 31, 2007.   Other real estate owned increased $643 thousand over the same period due primarily to the foreclosure of two 1-4 residential mortgage loans.  Since December 31, 2007, total deposits have decreased $9.3 million to $237.0 million at September 30, 2008, while borrowings have increased $28.0 million over the same period primarily to cover the purchase of investment securities.  Total stockholders’ equity increased $1.1 million to $36.9 million at September 30, 2008 from $35.8 million at December 31, 2007.

Overall asset quality for the Company at September 30, 2008, deteriorated slightly compared to December 31, 2007.  The ratio of non-performing assets to loans and foreclosed real estate increased to 1.61% at September 30, 2008, as compared to .92% at December 31, 2007, but this ratio decreased from 1.86% at June 30, 2008.

Financial Condition

Investment Securities

The Company’s investment securities portfolio at September 30, 2008, primarily consists of mortgage-backed and municipal securities.  Investment securities that are deemed to be held-to-maturity are accounted for by the amortized cost method while securities in the available-for-sale category are accounted for at fair value with valuation adjustments recorded in the equity section through other comprehensive income/ (loss).

Management determines the classification of its securities at acquisition.  Total held-to-maturity and available-for-sale investment securities were $144.7 million at September 30, 2008, representing an increase of $21.6 million since December 31, 2007.  The increase in securities resulted from investing public demand deposits received after a successful bid on local county deposits.  Additionally, the improved securities market during the first nine months of 2008 allowed the Company to prefund future cash flows that are expected from the current portfolio.  Under its prefunding strategy, the Company obtains short-term funding, typically from the Federal Home Loan Bank (“FHLB”), to acquire investment securities and then uses the cash flows generated by such securities in the subsequent one to two quarters to repay the short-term funding.  The Company employs this prefunding strategy from time to time to take advantage of favorable interest rate spreads between the short-term funding and the investment securities purchased with such funding.  Equity securities increased $839 thousand due to the purchase of FHLB stock by the Company which was required due to the increase in FHLB borrowings in connection with the above described prefunding strategy.    Equity securities are comprised primarily of Federal Reserve Bank stock of $522 thousand, FHLB stock of $2.5 million, the Company’s investment in its statutory trust of $155 thousand and ECD Investments, LLC membership interests of $99 thousand.

Tab;e of Contents

       The amortized cost of the Bank’s investment securities at September 30, 2008, and December 31, 2007, are summarized below.

COMPOSITION OF INVESTMENT PORTFOLIO (Amortized Cost)

	09/30/08	12/31/07
Mortgage-Backed Securities	$106,354,026	$84,741,030
Obligations of State and
Political Subdivisions	38,473,898	38,004,634
Total	$144,827,924	$122,745,664

Loans

Gross loans decreased $1.9 million during the first nine months of 2008.  Increases in loans of $8.2 million in the Company’s Baton Rouge, Louisiana market partially offset a decrease in loans of $4.1 million in the Company’s Vicksburg, Mississippi market and a decrease of $6.0 million in loans in the Company’s Natchez, Mississippi market.  Further declines are expected to occur in the residential real estate portfolio, primarily in the Natchez market, as management plans to replace cash flows from these loans with higher yielding commercial loans.  Given the current weak demand for commercial loans in the Natchez and Vicksburg markets, the Baton Rouge market provides our greatest opportunity for commercial lending.  Although management has been implementing this shift from residential real estate loans to commercial real estate loans for some time and believes that loan yield should improve in the process, it is aware that this transition will place pressure on loan volumes and in fact total loan volumes may continue to decline during the remainder of the year.

The ratio of net loans to total assets decreased to 56.6% at September 30, 2008, compared to 60.0% at December 31, 2007.  At September 30, 2008, the loan to deposit ratio was 92.5% compared to 89.7% at December 31, 2007.  The following table presents the Bank’s loan portfolio composition at September 30, 2008, and December 31, 2007.

COMPOSITION OF LOAN PORTFOLIO
	09/30/08	12/31/07
Commercial, financial & agricultural	$24,859,000	$25,884,000
Real estate-construction	19,513,000	19,908,000
Real estate-1-4 family residential	62,890,000	68,041,000
Real estate-other	107,282,000	101,709,000
Installment	6,501,000	7,550,000
Other	449,000	261,000
Total loans	$221,494,000	$223,353,000

The Company’s loan portfolio at September 30, 2008, had no significant concentrations of loans other than in the categories presented in the table above.

Bank Premises

There have been no material changes in the Company’s premises since year-end.

Tab;e of Contents

Asset Quality

Non-performing assets (“NPA’s”), which include non-accrual loans, loans 90 days or more delinquent and foreclosed other real estate, increased $1.5 million to $3.6 million at September 30, 2008, from $2.1 million at December 31, 2007.  Non-accrual loans increased $270 thousand due to one relationship totaling $205 thousand being classified as non-accrual in the second quarter of 2008.  The increase of $591 thousand in loans 90 days or more delinquent is due primarily to one commercial relationship in the amount of $400 thousand which was renewed to a current status and termed out after the end of the quarter.  Although accrued interest on loans 90 days or more delinquent is included in income, management does not believe that any reclassification of these loans to non-accrual status will have a material impact on the Company’s interest income.  Foreclosed other real estate increased $643 thousand due primarily to the foreclosure on two 1-4 family residential properties valued at approximately $830 thousand.  Management has signed a contract to sell one of these properties for $418 thousand by the end of November.

The ratio of non-performing loans to net loans increased to .98% at September 30, 2008, from .59% at December 31, 2007.  While the ratio for the nine months ended September 30, 2008, increased compared to the end of 2007, the ratio declined from 1.68% at June 30, 2008 primarily due to decreases in non-accrual loans.  Even though there has been some increase in NPA’s during the year, overall asset quality issues remain at acceptable levels.  The Company believes that its portfolio management process, including its underwriting standards and early involvement in problem loans, will allow it to identify in a timely manner any further weakening of asset quality during the current economic downturn.

A breakdown of nonperforming assets at September 30, 2008, and December 31, 2007, is shown below.

BREAKDOWN OF NONPERFORMING ASSETS
	09/30/08	12/31/07
	(dollars in thousands)
Non-accrual loans by type:
Real estate	$1,493	$992
Installment	79	87
Commercial and all other loans	0	223
Total non-accrual loans	1,572	1,302
Loans past due 90 days or more	603	12
Total nonperforming loans	2,175	1,314
Other real estate owned (net)	1,390	747
Total nonperforming assets	$3,565	$2,061
Nonperforming loans as a percent of loans, net of unearned interest and loans held for sale	.98%	.59%

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

Tab;e of Contents

Based upon this evaluation, management believes the allowance for loan losses of $2.3 million at September 30, 2008, which represents 1.03% of gross loans held to maturity, is adequate under prevailing economic conditions, to absorb probable losses on existing loans.  At September 30, 2008, total reserves included specific reserves of $524 thousand, general reserves of $1.1 million and unallocated economic reserves of $680 thousand.  At December 31, 2007, the allowance for loan loss was $2.4 million, or 1.09% of gross loans held to maturity.

                   Provision for Possible Loan Losses

       The provision for possible loan losses is a charge to earnings to maintain the allowance for possible loan losses at a level consistent with management’s assessment of the loan portfolio in light of current and expected economic conditions.  During the nine month period ended September 30, 2008, the Company’s provision for loan losses increased by $40 thousand to $360 thousand compared to the same period in 2007.  This increase is in response to higher net charge-offs during the nine months ended September 30, 2008, compared to the same period in 2007.  Net charge-offs during 2008 amounted to $499 thousand compared to $174 thousand in 2007.

The Company regularly reviews the allowance in an effort to maintain it at an adequate level and provide necessary data to maintain a proper provision expense to earnings.  Based upon this evaluation, and considering the net charge-offs in the first nine months and possible charge-offs in the fourth quarter of 2008, management currently intends to maintain the provision for possible loan losses at $40 thousand per month for the remainder of the year but will consider increasing the provision as necessary to address increases in NPA’s in the 4th quarter.  The following table details allowance activity for the nine months ended September 30, 2008, and September 30, 2007.

ACTIVITY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

	09/30/08	09/30/07
	(dollars in thousands)
Balance at beginning of period	$2,431	$2,344
Charge-offs:
Real Estate	(474)	(121)
Commercial	(303)	(87)
Installment and other	(34)	(42)
Recoveries:
Real Estate	19	4
Commercial	221	40
Installment and other	72	32
Net (charge-offs)/recoveries	(499)	(174)
Provision charged to operations	360	320
Balance at end of period	$2,292	$2,490
Allowance for loan losses as a percent of loans, net of unearned interest & loans held for sale	1.03%	1.06%
Net charge-offs as a percent of average loans	.22%	.07%

Tab;e of Contents

Potential Problem Loans

At September 30, 2008, the Company had no loans, other than those identified with reserves set aside and balances incorporated in the above tables, which management had significant doubts as to the ability of the borrower to comply with current repayment terms.

Deposits

Total deposits decreased $9.3 million from $246.4 million at December 31, 2007, to $237.0 million at September 30, 2008.  The decrease in deposits is due primarily to the intentional decrease of brokered and higher cost jumbo wholesale deposits.  The Company from time to time uses the brokered certificate of deposit market as an asset liability management tool.  These deposits are generally gathered to position the Bank’s funding more in line with asset maturities and to lock in fixed rates to help manage net interest income.  As interest rates fell in 2008, the Company decided to use other means of funding such as FHLB borrowings.

COMPOSITION OF DEPOSITS

	09/30/08	12/31/07
Non-Interest Bearing	$48,712,324	$47,305,927
NOW Accounts	26,807,302	24,056,081
Money Market Deposit Accounts	33,571,219	34,449,399
Savings Accounts	17,590,332	17,310,284
Certificates of Deposit	110,367,115	123,272,459
Total Deposits	$237,048,292	$246,394,150

Borrowings

Total bank borrowings, including FHLB advances, federal funds purchased and customer repurchase agreements, increased $28.0 million from $77.4 million at December 31, 2007, to $105.4 million at September 30, 2008.  The majority of the increase was the result of the Company increasing its FHLB advances to finance the purchase of additional investment securities, as described earlier.  Included in the increase were the Company’s customer repurchase agreements which grew $2.1 million.  Because of the nature of these agreements made with customers, the Bank must include these liabilities as borrowings rather than local customer deposits.  These contracts are primarily made with local customers to sweep overnight funds from their deposit accounts.  Management believes these accounts perform more like core deposits rather than wholesale borrowings.

Capital

Stockholders' equity totaled $36.9 million at September 30, 2008, compared to $35.8 million at December 31, 2007.  The Company posted earnings of $2.6 million which were offset by $400 thousand through accumulated other comprehensive losses primarily in unrealized losses in the available-for-sale investment portfolio and $1.1 million in dividends paid.

Losses in the available-for-sale investment portfolio included in comprehensive income/(loss) are considered declines due to interest rates and are therefore only a temporary impairment of the security.

Components of comprehensive income are excluded from the calculation of capital ratios.  The Company maintained a total capital to risk weighted assets ratio of 17.02%, a Tier 1 capital to risk weighted assets ratio of 16.13% and a leverage ratio of 10.82% at September 30, 2008.  These levels substantially exceed the minimum requirements of bank regulatory agencies for well-capitalized institutions of 10.00%, 6.00% and 5.00%, respectively.  The ratio of shareholders' equity to assets decreased to 9.52% at September 30, 2008, compared to 9.72% at December 31, 2007, primarily from the increase in total assets.

Tab;e of Contents

       Off-Balance Sheet Arrangements

There have been no significant changes in the Company’s off-balance sheet arrangements during the three months ended September 30, 2008.  See Note B and Note E to the Company’s consolidated financial statements for a description of the Company’s off-balance sheet arrangements.

Results of Operations

Net Income

Net income for the three months ended September 30, 2008, decreased to $943 thousand, or $0.45 per diluted share, compared to $1.0 million, or $0.47 per diluted share, for the same period in 2007.  Returns on average assets and average equity were .99% and 10.40%, respectively, for the three months ended September 30, 2008, compared to 1.10% and 11.79%, respectively, for the same period in 2007.  The decrease reflects the recovery of $205 thousand in the third quarter of 2007 from losses previously recorded in the second quarter of 2007 in connection with marking the Company’s trading portfolio to fair value.

For the nine months ended September 30, 2008, net income was $2.6 million, or $1.25 per diluted share, compared to $2.0 million, or $0.96 per diluted share, for the same period in 2007.  This increase is primarily due to the loss recorded in 2007 in relation to the sale of available-for-sale investment securities and the mark-to-market investment portfolio losses experienced in the nine months ended September 30, 2007.

Net Interest Income and Net Interest Margin

One of the largest components of the Company’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds.  The net interest margin is net interest income expressed as a percentage of average earning assets.

Net interest income for the three and nine months ended September 30, 2008, was $3.5 million and $10.3 million, a $77 thousand and $127 thousand increase, respectively, compared to the same periods in 2007.  The improvement in net interest income is due primarily to the lower interest rate environment coupled with a $20 million increase in earning assets, which had a balance of $367 million at September 30, 2008.  The restructure of the investment portfolio during 2007 resulted in increased net interest income in 2008 by providing higher average yields during the nine month period ended September 30, 2008, compared to the same period in 2007.  The decrease in interest rates on both interest-earning assets and interest-bearing liabilities negatively affected other financial measures.  Even as net interest income increased and interest spreads widened, our net interest margin declined .14% and .09% for the three and nine month periods ending September 30, 2008, respectively, as compared to corresponding periods in 2007.  Net interest margin for the three and nine month periods ended September 30, 2008, was 3.86% and 3.79%, respectively, compared to 4.00% and 3.88% for the corresponding periods in 2007.  Due to the lower interest rate environment, assets purchased during 2008 were at narrower spreads compared to the spreads experienced on existing assets.

Non-Interest Income

Non-interest income decreased $161 thousand to $719 thousand for the third quarter of 2008, and increased $892 thousand to $2.2 million for the nine months ended September 30, 2008, compared to the previous year periods.  The variances are primarily due to adjustments made in 2007 on the Company’s trading investment portfolio and losses on the sale of approximately $35 million in its available-for-sale investment securities in 2007.  Excluding these entries, core non-interest income improved $44 thousand and $178 thousand for the quarter and year-to-date periods in 2008 as compared to corresponding periods in 2007.

Non-Interest Expense

      Non-interest expense was $2.8 million and $8.5 million for the three and nine months ended September 30, 2008, decreasing $71 thousand and $69 thousand, respectively, compared to the same periods in 2007, mainly from lower equipment and other real estate costs.

Tab;e of Contents

Income Taxes

The Company recorded income tax expense of $404 thousand for the three months ended September 30, 2008, compared to $359 thousand for the same period in 2007.Income tax expense for the nine months ended September 30, 2008, was $980 thousand compared to $528 thousand during the same period in 2007.  The increase in both periods was related to adjustments regarding the adoption of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” in 2007.

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

The Company’s cash and cash equivalents decreased $1.5 million to $7.2 million at September 30, 2008, from $8.7 million at December 31, 2007.  For the nine months ended September 30, 2008, cash provided by operating and financing was $22.1 million and $17.5 million, respectively, while investing activities used $41.1 million.

At September 30, 2008, the Company had unsecured federal funds lines with correspondent banks of $44 million and maintained the ability to draw on its available line of credit with the FHLB in the amount of approximately $40 million.  In addition to these lines of credit, the Bank had approximately $41 million in liquid assets including unencumbered investment securities available for collateralized borrowing.  Management believes it maintains adequate liquidity for the Company’s current needs.

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

Tab;e of Contents

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

No disclosure is required hereunder as the Company is a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K.

Item 4T.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer of the Company (“CEO”) and the Chief Financial Officer of the Company (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2008.  Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s SEC reports.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The Company’s ability to pay dividends to its shareholders is substantially dependent on the ability of the Bank to transfer funds to the Company in the form of dividends, loans and advances.  Federal law imposes limitations on the payment of dividends by national banks.  Under federal law, the directors of a national bank, after making proper deduction for all expenses and other deductions required by the Comptroller of the Currency, may credit net profits to the bank’s undivided profits account and may declare a dividend from that account of so much of the net profits as they judge expedient.  The Comptroller and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings.  The Bank’s ability to pay dividends to the Company is also limited by prudence, statutory and regulatory guidelines and a variety of other factors. At September 30, 2008, retained earnings available for payment of cash dividends under applicable dividend regulations exceeded $5.3 million.

Certain restrictions also exist on the ability of the Bank to transfer funds to the Company in the form of loans.  Federal Reserve regulations limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations.  At September 30, 2008, the maximum amount available for transfer from the Bank to the Company in the form of loans on a secured basis was $4.4 million.  There were no loans outstanding from the Bank to the Company at September 30, 2008.

Item 5.    Other Information

On October 21, 2008, the board of directors of the Company approved an amendment to the provision in the Company’s Bylaws governing the procedures by which security holders of the Company may recommend nominees for election to the Company’s board of directors.  The changes to the Company’s Bylaws effected by this amendment are described in detail under Item 5.03 of the Company’s Form 8-K filed with the Securities and Exchange Commission on October 22, 2008, which description is incorporated herein by reference.

Tab;e of Contents

Item 6.   Exhibits

Exhibit		Description of Exhibit

3.1	*
Restated Articles of Incorporation of Britton & Koontz Capital Corporation, as amended, incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2006.

3.2	*
By-Laws of Britton & Koontz Capital Corporation, as amended, incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2008.

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

Tab;e of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         BRITTON AND KOONTZ CAPITAL CORPORATION

Date:	November 14, 2008	/s/ W. Page Ogden
W. Page Ogden
Chief Executive Officer

Date:	November 14, 2008	/s/ William M Salters
William M. Salters
Chief Financial Officer

Tab;e of Contents

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