Form 10-K
period 2008-12-31
BRITTON & KOONTZ CAPITAL CORP
filed 2009-03-25
CIK 707604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33009

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
[  ] Yes                       [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. [  ] Yes[X] No

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
[  ] Yes                       [X] No

The aggregate market value of the registrant’s common equity held by non-affiliates at March 3, 2009, computed by reference to the price of $12.85 per share, the price at which the registrant’s common equity was last sold as of June 30, 2008, is $24,227,326.

The registrant had 2,126,466 shares of common stock outstanding as of March 13, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement of Britton & Koontz Capital Corporation with respect to its 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CROSS REFERENCE INDEX
TO
FORM 10-K

*              Included herein.
**	Incorporated by reference from Britton & Koontz Capital Corporation’s Definitive Proxy Statement for its 2009 Annual Meeting of Shareholders in accordance with Instruction G(3) of Form 10-K.

PART I

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Although Britton & Koontz Capital Corporation (the “Company”) believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Company’s expectations.  Such statements are based on management’s beliefs as well as assumptions made by and information currently available to management.  When used in the Company’s documents or oral presentations, the words “anticipate,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “goal” and similar expressions are intended to identify forward-looking statements.  In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company’s actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors, economic conditions, changing market conditions, availability or cost of capital, employee workforce factors, costs and other effects of legal and administrative proceedings, and changes in federal, state or local legislative requirements.  The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results or changes in assumptions or on account of other factors affecting such statements.

The information set forth in this Annual Report on Form 10-K is as of March 13, 2009, unless otherwise indicated herein.

Item 1.  Business.

General

The Company

Britton & Koontz Capital Corporation was organized as a Mississippi business corporation in July 1982.  Later that year, the Company became a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended, when it acquired all of the issued and outstanding shares of Britton & Koontz Bank, National Association, a national banking association headquartered in Natchez, Mississippi (the “Bank”).  The Bank is a wholly-owned subsidiary of the Company, and stock of the Bank is the Company’s most significant asset.

The Company’s major source of income in 2008 was dividends from the Bank in the amount of $2.8 million.  The Company expects that dividends from the Bank will continue to be the Company’s major source of income in 2009.  As of December 31, 2008, the Company had total consolidated assets of approximately $413 million and total consolidated stockholders’ equity of approximately $40 million.  Financial information about the Company, including information with respect to revenues from external customers, profit and loss and total assets for 2008, 2007 and 2006, is contained in Item 8, Financial Statements and Supplementary Data.

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

The Bank

The Bank provides commercial and consumer banking to customers in Adams and Warren Counties, Mississippi, and East Baton Rouge Parish, Louisiana, and the adjoining counties and parishes in Mississippi and Louisiana.  The Bank conducts its full-service banking business from its main office and two branch offices in Natchez, Adams County, Mississippi, two branches in Vicksburg, Warren County, Mississippi, and one branch office in Baton Rouge, East Baton Rouge Parish, Louisiana.  The geographical area serviced by the Bank is economically diverse and includes public and private sector industries, including government service, manufacturing, tourism, agriculture and oil and gas exploration.  The Bank is not dependent on any one customer or group of customers in any of its activities, and it has no foreign operations.

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

Income from the Bank’s lending activities, including loan interest and fees, represent the largest component of the Bank’s total operating revenue.  This source accounted for 61%, 71% and 71% of the Bank’s total operating revenue during 2008, 2007 and 2006, respectively, and the Company expects that income from lending activities will continue in 2009 to be the leading source of income related to the Bank’s activities.  In addition to business and consumer lending, the bank invests a portion of its total assets in the securities market in order to earn a higher return compared to overnight positions.  Investment security purchases are monitored closely and managed on a monthly basis by an asset liability committee comprised of three non-employee directors along with the Bank’s Chief Executive Officer and Chief Financial Officer.  Investment income represents the second largest source of revenue for the Bank.  For the 2008, 2007 and 2006 fiscal years, revenue in this segment amounted to 28%, 21% and 20% of the Bank’s total operating revenue, respectively.  The bulk of the remainder of the Bank’s revenue in each of the last three years was fees related to deposit services.

Competition

There is significant competition among banks and bank holding companies in the Bank’s market areas and throughout Mississippi and Louisiana.  The Bank competes with both national and state banks, savings and loan associations and credit unions for loans and deposits.  The Bank also competes with large national banks from the principal cities in Louisiana and Mississippi for certain commercial loans.  All of these numerous institutions, including the Bank, compete in the delivery of products and services on the basis of availability, quality and pricing.  Most institutions track total deposits as an appropriate measure of penetration in each market.  As of June 30, 2008, the last date such data is available, the Bank’s market share, in relation to total deposits, was approximately 32.6% and 4.12% for Adams and Warren Counties in Mississippi, respectively, and .29% in East Baton Rouge Parish in Louisiana.

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

In addition to the deregulation of the financial services industry, the increasing liberalization of the laws and regulations affecting the conduct of interstate banking activities makes it possible that competition in the Bank’s geographical market area will increase.  If large, regional bank holding companies acquire branches in the Bank’s market area, they may offer a wider range of services than are currently offered by the Bank.  Some of these regional competitors may take full advantage of the powers of “financial holding companies,” as defined in the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, which is described below in the “Supervision and Regulation” section of this Item 1.  In addition, these competitors are likely to be better capitalized than the Bank and the Company.

Employees

As of December 31, 2008, the Company had three full-time employees, who are also employees of the Bank and compensated by the Bank.  The Bank’s employees decreased from 102 full-time and 11 part-time employees at December 31, 2007, to 99 full-time and 11 part-time employees at December 31, 2008.  The employees are not represented by a collective bargaining agreement.  The Company believes that its relationship with its employees is good.

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

In 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), which, among other things, substantially revised the depository institution regulatory and funding provisions of the FDIA.  FDICIA also expanded the regulatory and enforcement powers of bank regulatory agencies.  Most significantly, FDICIA mandates annual examinations of banks by their primary regulators and requires the federal banking agencies to take prompt “corrective action” whenever financial institutions do not meet minimum capital requirements.  FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”  A depository institution’s capitalization status will depend on how well its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.  As of December 31, 2008, the Bank maintained a capital level which qualified it as being “well capitalized” under such regulations.

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

Finally, the Company elected not to participate in the U.S. Treasury Department’s Capital Purchase Program, which is part of the federal government’s Troubled Asset Relief Program.  Thus, it will not be subject to any of the regulations enacted (and to be enacted) with respect to such program.  The Company has, however, opted to participate in the FDIC’s Transaction Account Guarantee Program, which is a part of the FDIC’s Temporary Liquidity Guarantee Program.  Management does not expect that the regulations the Company is subject to on account of its participation in this program will have a material effect on the Company’s business or operations.

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

On December 1, 2000, the Bank acquired its first interstate branch office in Baton Rouge, Louisiana.  Under applicable law, the Bank, with the approval of the Comptroller, can establish additional de novo branch offices within the States of Mississippi and Louisiana.  The Company from time to time evaluates merger and acquisition opportunities, as well as opportunities to establish additional branch offices, and it anticipates that it will continue to evaluate such opportunities.

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

Anti-Money Laundering

The USA PATRIOT Act of 2001 contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”).  The IMLAFA substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposes new compliance and due diligence obligations, creates new crimes and penalties, compels the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarifies the safe harbor from civil liability to customers.  The U.S. Treasury Department has issued a number of regulations implementing the USA PATRIOT Act that apply certain of its requirements to financial institutions such as the Bank.  The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.  The IMLAFA requires all “financial institutions,” as defined, to establish anti-money laundering compliance and due diligence programs.  Such programs must include, among other things, adequate policies, the designation of a compliance officer, employee training programs, and an independent audit function to review and test the program.  The Company believes that it has complied with the IMLAFA requirements as currently in effect.

Further Changes in Regulatory Requirements

The United States Congress and the Mississippi legislature have periodically considered and adopted legislation that has adversely affected the profitability of the banking industry.  See “Competition” above.  Future legislation could further modify or eliminate geographic and other business restrictions on banks and bank holding companies and current prohibitions affecting other financial institutions, including mutual funds, securities brokerage firms, insurance companies, banks from other states and investment banking firms.  In addition, the United States in general, and the financial services industry in particular, is currently experiencing an economic downturn.  It is possible that new legislation (or regulations) affecting the Company or the Bank will be adopted to address this downturn, or to address the perceived causes of such downturn.  The Company cannot accurately predict what legislation or regulations might be enacted in the future and the effects of any such legislation or regulations on the business of the Company or the Bank.

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

Location	Own/Lease	Use	Approximate Office Space (square feet)
Natchez
500 Main Street Natchez, Mississippi 39120	Owned	Main Office	33,790
411 Highway 61 N. Natchez, Mississippi 39120	Owned	Branch Office	1,671

55A Sgt. Prentiss Drive Natchez, Mississippi 39120	Owned	Branch Office	10,720
Vicksburg
2059 Highway 61 N. Vicksburg, Mississippi 39183	Owned	Branch Office	3,050

2150 S. Frontage Road Vicksburg, Mississippi 39180	Owned	Branch Office	4,570
Baton Rouge
8810 Bluebonnet Suites A & B Baton Rouge, Louisiana 70810	Lease	Branch Office	5,112

The lease for the Company’s branch located at 8810 Bluebonnet Boulevard, in Baton Rouge, Louisiana is for a ten year period, which commenced October 1, 2003.

Item 3.  Legal Proceedings.

The Company and the Bank are currently not involved in any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the Company’s shareholders during the fourth quarter of 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information Regarding our Common Stock

The Company’s common stock is listed on The NASDAQ Capital Market (“NASDAQ”), and trades under the symbol “BKBK.”  The table below sets forth dividends per share and the high and low sales price ranges for the common stock, as reported by NASDAQ, for the last two fiscal years.

	Dividends Per Share	High	Low
2008
4th Quarter	$ .18	$13.49	$10.10
3rd Quarter	.18	16.00	11.05
2nd Quarter	.18	16.40	12.00
1st Quarter	.18	18.00	15.32

	Dividends Per Share	High	Low
2007
4th Quarter	$ .18	$17.69	$15.55
3rd Quarter	.18	17.99	15.90
2nd Quarter	.18	19.67	17.75
1st Quarter	.18	20.50	18.56

On March 13, 2009, there were 472 shareholders of record of the Company’s common stock, and the price of the Company’s common stock was $9.21.

Historically the Company has declared dividends on a quarterly basis. Funds for the payment of cash dividends are obtained from dividends received by the Company from the Bank.  Accordingly, the declaration and payment of cash dividends by the Company depends upon the Bank’s earnings, financial condition, general economic conditions, compliance with regulatory requirements and other factors.  Restrictions on the Bank’s ability to transfer funds to the Company in the form of cash dividends exist under federal and state law and regulations.  See Note N, “Regulatory Matters”, in the Notes to the Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, for a discussion of these restrictions.  These restrictions do not, and are not expected in the future to, materially limit the Company’s ability to pay dividends to its shareholders.

                Please refer to the information under “Equity Compensation Plan Information” in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for a discussion of the securities authorized for issuance under the Company’s equity compensation plans.

The Company did not repurchase any equity securities during the 4th quarter of 2008.

Item 6.  Selected Financial Data.

No disclosure is required hereunder as the Company is a “smaller reporting company,” as defined in Item 10(f) of Regulation S-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion presents a review of the major factors that have affected the financial condition, changes in financial condition and results of operations of Britton & Koontz Capital Corporation (the “Company”) and its subsidiaries, principally Britton & Koontz Bank, N.A. (the “Bank”), as of and for the three years ended December 31, 2008.

Summary

                      In 2008, the Company reported net income of $3.5 million, or $1.65 per basic and diluted share, representing an increase of 16.5%, or $497 thousand, compared to net income of $3.0 million, or $1.42 per basic and diluted share, reported at December 31, 2007, and a 2.1% decrease compared to net income of $3.6 million, or $1.69 per basic and diluted share, reported at December 31, 2006.  Return on average equity for the years 2008, 2007 and 2006 was 9.57%, 8.80% and 11.10%, respectively.  Net interest margins remained relatively stable at 3.82% at December 31, 2008, 3.82% at December 31, 2007 and 3.78% at December 31, 2006.  The Company’s asset quality declined in 2008, primarily as a result of the effects of the economic downturn affecting the United States as a whole and the local markets in which we operate.  Further, we expect that the actions the Company will be required to take in 2009 to maintain an adequate allowance for loan losses and otherwise to address asset quality issues will have a greater impact on the Company’s earnings in 2009 than in prior periods.  Finally, the Company decided not to participate in the U.S. Treasury Department’s Capital Purchase Plan, which is part of the federal government’s Troubled Asset Relief Program.  After discussions with our Board of Directors, we concluded that, because of the costs and restrictions associated with the plan, as well as our strong capital position, participation was not in the best interest of the Company or its shareholders.

                     We believe that the Company’s current levels of capital as well as its conservative track record of loan growth should provide us with the necessary financial strength to weather the economic downturn currently affecting our local economies and the United States economy as a whole while continuing to engage in prudent lending activity and to expand our franchise in 2009, particularly in the Baton Rouge, Louisiana market.

Financial Condition

Earning Assets

                       During 2008, total assets increased $45 million to $413 million at December 31, 2008, compared to $368 million at December 31, 2007.  The change is due primarily to increases in the investment portfolio as the Company experienced wider interest rate spreads in the credit markets in 2008.  During 2007, total assets of $368 million were stable compared to $369 million at December 31, 2006.  Investment portfolio increases were offset by loan declines from 2006 to 2007.

                       Average Earning Assets.  Interest income from earning assets represents the Company’s main source of revenue.  Average earning assets for the year ended December 31, 2008, totaled $367 million, a $17 million, or 5%, increase compared to December 31, 2007.  The increase was due to the Company’s purchase of investment securities which grew average investment securities by $32 million.  These increases were offset by decreases in average loans of $12 million.  Average earning assets for the period ended December 31, 2006, totaled $357 million.  The average earning asset mix shifted during 2008 compared to 2007.  In 2008, loans comprised 61% of average earning assets compared to 68% in 2007, while investments increased to 38% of average earning assets from 31% in 2007.  The balance, in short-term funds, remained relatively unchanged.

                       Investment Securities.   The Company’s securities at December 31, 2008, consist primarily of mortgage-backed securities, municipal investments and equity securities.  Securities deemed to be held-to-maturity (“HTM”) are accounted for by the amortized cost method and represented approximately 32% of total securities at December 31, 2008.  Securities designated as available-for-sale (“AFS”) are accounted for at fair value with valuation adjustments recorded in the equity section of the Company’s balance sheet through other comprehensive income/(loss).  AFS securities comprised approximately 66% of total investment securities at December 31, 2008.  There were no securities categorized as trading at December 31, 2008.  Equity securities accounted for the remaining 2%.  Classification of securities is determined at acquisition.

              In 2006, the flat interest rate yield curve discouraged reinvestment of cash flows from investment securities; instead, these cash flows were used to reduce borrowings.  However, as the loan portfolio contracted in 2007, and changes to the interest rate yield curve made purchases of investment securities more attractive, the Company directed these cash flows back into securities.  Reinvestment and pre-funding of current and future cash flows continued in 2008.  The Company also used borrowings from the Federal Home Loan Bank (the “FHLB”) to facilitate its purchases of investment securities.  Total investment securities increased $45 million, or 36%, to $171 million at December 31, 2008, from $126 million at December 31, 2007 and $107 million at December 31, 2006.

In the first quarter of 2008, the Company sold its portfolio of approximately $20 million in trading securities at a gain of $148 thousand.  Proceeds from the sale of these securities were used to pay down borrowed funds and callable brokered deposits.  Remaining proceeds were reinvested in HTM securities.  The Company does not currently intend to classify any securities purchased in the future as trading.

                      Equity securities at December 31, 2008, are comprised primarily of Federal Reserve Bank stock of $522 thousand, FHLB stock of $3.2 million, the Company’s $155 thousand interest in its B&K Bank Statutory Trust and ECD Investments, LLC membership interests of $99 thousand.  These securities increased $1.5 million to $4.0 million in 2008 from $2.5 million in 2007, primarily due to the purchase of additional FHLB stock.  The securities decreased $1.8 million to $2.5 million at December 31, 2007, from $4.3 million at December 31, 2006, primarily due to mandatory redemptions of FHLB stock.

The amortized cost of the Bank’s investment securities at December 31, 2008, 2007 and 2006, are summarized below:

		Amortized Cost

	12/31/08	12/31/07	12/31/06
Obligations of other U.S. Government
Agencies and Corporations	$123,834,755	$84,741,030	$68,015,850
Obligations of State and
Political Subdivisions	39,529,246	38,004,634	36,175,580

	$163,364,001	$122,745,664	$104,191,430

                      The amortized cost and approximate market value of the Company’s investment debt securities (including mortgage-backed securities) at December 31, 2008, by contractual maturity, is set forth in Note B, “Investment Securities,” in the Notes to the Consolidated Financial Statements of the Company, in Item 8, Financial Statements and Supplementary Data.

                      Loans.  Loans represent the Company’s largest source of revenue.  Total loans at December 31, 2008, were $225.5 million, an increase of $2.2 million compared to December 31, 2007.  Total loans at December 31, 2007 were $223.4 million, a decrease of $20.2 million compared to December 31, 2006. Loan balances increased from 2007 to 2008 in commercial loans and home equity lines of credit by $9.7 million and $1.4 million, respectively.  The increases were offset by declines of $9.2 million and $1.9 million in the Company’s 1-4 family residential and installment lending areas.

                      Other than in the Company’s Baton Rouge, Louisiana market, demand for loans from both businesses and households continued to weaken in 2008.  Loan growth in the Company’s Baton Rouge market, which is the Company’s primary growth market, was $14 million in 2008, compared to $11 million of loan growth in 2007.  Total loans in Baton Rouge were approximately $111 million at December 31, 2008, compared to $97 million at December 31, 2007 and $85 million at December 31, 2006.  Total loans in the Natchez, Mississippi market declined $9 million and ended December 31, 2008, at $82 million compared to $91 million in 2007 and $89 million at December 31, 2006.  Total loans in the Vicksburg, Mississippi market declined to $29 million at December 31, 2008, compared to $33 million at December 31, 2007 and $42 million at December 31, 2006.

The total 1-4 family residential portfolio declined $9 million during 2008.  The Company generally does not hold these loans in its loan portfolio.  Rather, the Company focuses on originating 1-4 family residential mortgage loans that can be sold in the secondary market.  As a result, its existing portfolio of residential loans has continued to liquidate during 2008.  Total residential loans originated and sold during 2008 were $24 million, down slightly from $26 million in 2007.

In 2009, loan growth in the Baton Rouge market is expected to lessen as economic activity throughout our markets and the United States as a whole continues to contract.  Maintaining the present level of loans in the Natchez and Vicksburg markets will be a challenge for the Company in light of worsening economic conditions.

The composition of the Bank’s loan portfolio, including loans held for sale, at the end of the last five years is presented below.  The Company has no foreign loan activities.

	12/31/08	12/31/07	12/31/06	12/31/05	12/31/04
Commercial, financial and agricultural	$25,128,000	$25,884,000	$28,385,000	$32,868,000	$31,589,000
Real estate-construction	30,910,000	45,097,000	44,592,000	30,069,000	18,360,000
Real estate-residential	74,923,000	72,438,000	83,256,000	98,488,000	92,889,000
Real Estate-other	88,341,000	72,123,000	76,473,000	70,875,000	63,685,000
Installment	6,038,000	7,550,000	10,680,000	12,478,000	14,229,000
Other	171,000	261,000	203,000	306,000	249,000

Total loans	$225,511,000	$223,353,000	$243,589,000	$245,084,000	$221,001,000

                     The following table sets forth as of December 31, 2008, (1) the periods in which the Bank’s commercial, financial and agricultural loans and its real estate-construction loans mature or reprice and (2) the total amount of all such loans due after one year having (a) predetermined interest rates and (b) floating or adjustable rates.  Loan maturities are based upon contract terms and specific maturity dates.  Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory.  Demand loans, loans with no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

		Due after
	Due in	one year
	one year	through	Due after
	or less	five years	five years	Total

Commercial, financial and agricultural	$15,844,000	$9,201,000	$83,000	$25,128,000
Real estate-construction	27,043,000	3,686,000	181,000	30,910,000

Total	$42,887,000	$12,887,000	$264,000	$56,038,000

Predetermined interest rates		$12,861,000	$264,000

Floating or adjustable interest rates		$26,000	$-

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

                      Several key measures are used to evaluate and monitor the Company’s asset quality.  These measures include the levels and percentages of total nonperforming assets, loan delinquencies, non-accrual loans, foreclosed assets and charge-offs.  Nonperforming assets, consisting of non-accrual loans, loans past due 90 days or more and other real estate owned, increased to $5.0 million at December 31, 2008, compared to $2.1 million at December 31, 2007 and $2.7 million at December 31, 2006.  Non-performing assets as a percent of average assets increased to 1.31% in 2008 compared to .56% in 2007 and .71% in 2006.  Nonperforming loans as a percent of total loans, net of unearned income and loans held for sale, increased to 1.81% at December 31, 2008, compared to .59% at December 31, 2007 and 2006.  Net charge-offs as a percent of average loans increased to .34% at December 31, 2008, from .15% at December 31, 2007 and .21% at December 31, 2006.  Despite these increases, management believes that the Company’s asset quality exceeds industry and peer levels, based on FDIC year-end call report data.

                     The increase in nonperforming assets, consisting of loans 90 days past due, nonaccrual loans, and other real estate, in 2008 is generally due to the deepening national recession and the decline of economic activity in the Company’s markets.  The majority of the Company’s nonperforming assets are located in the Natchez and Vicksburg markets, where the impact of the recession has been greater as compared to the Company’s Baton Rouge market.  Of the $4.1 million in nonaccrual and loans 90 days past due at December 31, 2008, approximately 80% were concentrated in the Company’s Mississippi markets.

A breakdown of nonperforming loans at the end of each of the last five years is presented below:

(Dollars in thousands)	12/31/08	12/31/07	12/31/06	12/31/05	12/31/04

Non-accrual loans by type
Real estate	$3,364	$992	$829	$413	$532
Installment	86	87	13	72	26
Commercial and all other loans	118	223	351	574	214
Total non-accrual loans	3,568	1,302	1,193	1,059	772
Loans past due 90 days or more	518	12	232	201	129
Total nonperforming loans	4,086	1,314	1,425	1,260	901
Other real estate owned (net)	919	747	1,257	1,471	1,320
Total nonperforming assets	$5,005	$2,061	$2,682	$2,731	$2,221
Nonperforming loans as a percent
of loans, net of unearned interest
and loans held for sale	1.81%	.59%	.59%	.51%	.41%
Additional interest income foregone
on non-accrual loans	$191	$36	$31	$24	$38

                       Loan classification is an on-going, dynamic process, and the migration of loans into an impaired status cannot be predicted with total accuracy, especially in light of the current economic climate in the United States.   As of December 31, 2008, the table above reflects all loans that the Company had doubts as to the ability of the borrower to comply with current repayment terms.  However, subsequent to year end, one commercial credit in the amount of $2.8 million was added to nonperforming loans.  There were no loans in any of the reported periods above classified as “troubled debt restructurings” as defined in Statement of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.”  As of December 31, 2008, if non-accrual loans had been current in accordance with their terms, interest in the amount of approximately $191,000 would have accrued on such loans.  Approximately $158,000 in interest income on such loans was included in net income for 2008.

                  In 2009, the economic environment in the Company’s three markets is expected to continue to contract, or at least remain flat, in keeping with national trends.  Thus far in 2009, the Company has seen additional increases in its nonperforming assets, primarily in the Mississippi markets.  One commercial credit in the amount of $2.8 million was added to nonperforming loans in 2009.  This credit is located in our Vicksburg, Mississippi market.  Collection efforts on problem credits have been vigorous, but resolution of loans secured by real estate has been impeded by the decreasing demand and falling prices for both commercial and residential real estate.  The Company expects these circumstances to persist throughout 2009.  While asset quality has deteriorated since year-end, overall problem loan levels in the present environment remain relatively low for the Company, while its capital is very strong.

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

                      The allowance consists of specific, general and unallocated components.  Loan loss reserve factors are multiplied against the balances in each risk rating category to arrive at the appropriate level for the allowance for loan losses. Loans assigned higher risk ratings are monitored more closely by management.  The specific component relates to loans that are considered impaired.  The general component of the allowance for loan losses groups loans with similar characteristics and allocates a percentage based upon historical losses and the inherent risks within each category.  The unallocated portion of the allowance reflects management’s estimate of probable but undetected losses inherent in the portfolio; such estimates are influenced by uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, difficulty in identifying triggering events that correlate to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.  The methodology for determining the adequacy of the allowance for loan losses is consistently applied; however, revisions may be made to the methodology and assumptions based on historical information related to charge-off and recovery experience and management’s evaluation of the current loan portfolio.

The Company increased the allowance for probable loan losses by $730 thousand in 2008, which nearly offset net charge-offs of $763 thousand for 2008.  The $730 thousand in provision expense included an additional $250 thousand in the fourth quarter of 2008 to maintain the overall adequacy of the allowance for loan losses, which ended December 31, 2008, 2007 and 2006 at 1.06%, 1.09% and .96% of loans, respectively.  At December 31, 2008, management believed the allowance for loan losses of $2.4 million, which equals 1.06% of gross loans held to maturity, was adequate, under prevailing economic conditions, to absorb probable losses on existing loans.  Since year end, further increases in nonperforming assets have prompted management to increase its provisioning to maintain the adequacy of the allowance account.

        At December 31, 2008, total reserves included specific reserves of $669 thousand, general reserves of $1.2 million and unallocated reserves of $500 thousand.  At December 31, 2007, the allowance for loan losses was $2.4 million, or 1.09%, of gross loans held to maturity, which was composed of specific reserves of $948 thousand, general reserves of $1.0 million and unallocated reserves of $483 thousand.  At December 31, 2006, the allowance for loan losses was $2.3 million, or .96%, of gross loans held to maturity, which was composed of specific reserves of $603 thousand, general reserves of $1.3 million and unallocated reserves of $489 thousand.

        Activity in the allowance for loan losses for the last five years is presented below.
(Dollars in thousands)	12/31/08	12/31/07	12/31/06	12/31/05	12/31/04
Balance at beginning of year	$2,431	$2,344	$2,378	$2,237	$2,070
Charge-offs:
Commercial, financial & agricultural	(541)	(87)	(571)	(54)	(108)
Real Estate-construction	(166)	(25)	(3)	(0)	(22)
Real Estate-residential	(410)	(257)	(5)	(40)	(29)
Real Estate-other	(7)	(2)	0	(109)	(62)
Installment and other	(39)	(136)	(64)	(48)	(47)
Recoveries:
Commercial, financial & agricultural	190	110	26	22	23
Real Estate-construction	6	-	-	-	2
Real Estate-residential	83	5	26	22	0
Real Estate-other	34	-	51	14	3
Installment and other	87	39	31	34	17
Net (charge-offs) / recoveries	(763)	(353)	(509)	(159)	(223)
Provision charged to operations	730	440	475	300	390

Balance at end of year	$2,398	$2,431	$2,344	$2,378	$2,237

Allowance for loan losses as a percent
of loans, net of unearned interest and
loans held for sale	1.06%	1.09%	.96%	.97%	1.02%

Net charge-offs as a percent of average loans	.34%	.15%	.21%	.07%	.10%

In establishing the amounts of provision for each year charged to operating expense, management uses the basic methodologies described above.  The allocation of the allowance for loan losses applicable to each loan category for the previous five years is presented below.  Approximately $300 thousand of unallocated reserves is included in the other category as of December 31, 2008.

	Amounts as of December 31,
	2008	2007	2006	2005	2004
Commercial, financial and
agricultural	$536	$473	$426	$502	$452
Real estate-construction	241	265	187	77	60
Real estate-residential	225	353	248	162	149
Real Estate-other	842	735	663	787	764
Installment	247	335	331	354	361
Other	307	270	489	496	451

Total loans	$2,398	$2,431	$2,344	$2,378	$2,237

	Percent of loans in each category to total loans
	2008	2007	2006	2005	2004
Commercial, financial and
agricultural	11.14%	11.59%	11.65%	13.41%	14.29%
Real estate-construction	13.71	20.19	18.31	12.27	8.31
Real estate-residential	33.22	32.29	34.18	40.18	42.03
Real Estate-other	39.17	32.43	31.40	28.92	28.82
Installment	2.68	3.38	4.38	5.09	6.44
Other	.08	.12	.08	.13	.11

Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

Other Real Estate

                       The balance of other real estate (ORE) increased $172 thousand to $919 thousand in 2008 from $747 thousand in 2007.  The ORE balance was $1.3 million at December 31, 2006.  Activity during 2008, set forth below, includes write-downs/reserves of $140 thousand, proceeds from sales of $990 thousand and foreclosures of $1.3 million.   The balance at December 31, 2008, included one residential property and one commercial real estate property, both of which are located in Mississippi.  As reflected in the table below, liquidation of ORE properties largely kept pace with new additions in 2008.

Balance at December 31, 2007		$747
Write-downs/Reserves	(140)
Proceeds from sales, net of gains and losses	(990)
Foreclosures	1,302	172
Balance at December 31, 2008		$919

Funding

Deposits.  Deposits are the Company’s primary source of funding for earning assets.  Total deposits increased to $257 million at December 31, 2008, compared to $246 million at December 31, 2007, and $254 million at December 31, 2006.  Non-interest bearing deposits increased to $51 million at December 31, 2007 compared to $47 million at December 31, 2007, and $50 million at December 31, 2006.

                      The increase in deposits in 2008 was primarily due to a favorable bid with the Natchez Adams County School System which added $25 million in deposits.  This increase was offset by declines in other wholesale funding avenues such as higher cost Jumbo and Brokered Certificate of Deposits which are considered non-core deposits.  During 2008, deposits that the Bank considers core deposits increased approximately $3.8 million.

                       The Company maintains wholesale deposit funding sources to provide additional liquidity if necessary.  The Company belongs to a network that allows access to national deposits and has the ability to gather these deposits as needed.  It also has joined the Certificate of Deposit Account Registry Service (“CDARS”), a deposit placement network.  Deposits in the CDARS program are federally insured and are considered brokered.  These deposits have remained relatively stable over the past three years ending at $8.5 million at December 31, 2008, $8.8 million at December 31, 2007, and $8.3 million at December 31, 2006.

                       Maturities of certificates of deposits of $100,000 or more at December 31, 2008, and 2007, are summarized below.

	12/31/08	12/31/07
Time remaining until maturity:
Three months or less	$21,104,104	$13,693,963
Over three through six months	10,266,988	16,183,305
Over six through twelve months	12,796,081	18,119,579
Over twelve months	3,417,858	4,210,503

	$47,585,031	$52,207,350

                       Deposits at December 31, 2008, 2007 and 2006, consist of the following:

	12/31/08	12/31/07	12/31/06

Non-interest bearing demand deposits	$51,119,827	$47,305,927	$50,345,279
NOW accounts	48,338,323	24,056,081	24,555,009
Money market deposit accounts	33,662,518	34,449,399	37,101,457
Savings accounts	17,736,516	17,310,284	18,082,839
Certificates of deposit	106,357,236	123,272,459	123,672,691

	$257,214,420	$246,394,150	$253,757,275

                       Borrowings.   In addition to the deposit base described above, the Company utilizes short and long-term borrowings as an additional funding source.  Short-term borrowings include overnight funding through established lines of credit with correspondent banks, customer repurchase agreements and advances maturing in one year or less from the FHLB.  The Company collateralizes short-term funding from the FHLB with a portion of the Bank’s one-to-four family residential mortgage portfolio, certain secured commercial loans and certain investment securities in accordance with the Advance Security and Collateral Agreement with the FHLB.

Also included in short-term borrowings are the Company’s junior subordinated debentures. See Note I, “Borrowings,” in the Notes to the Consolidated Financial Statements of the Company, in Item 8, Financial Statements and Supplementary Data.  These instruments have a quarterly call feature that began in March 2008 and are included in short-term borrowings at December 31, 2008 and December 31, 2007.  The Company will consider calling the debentures if it determines they are not needed as a capital base to support the asset growth of the Company.

                        Total short-term borrowings at December 31, 2008, 2007 and 2006 are presented below:

	2008	2007	2006

Year-end balance	$71,563,000	$39,964,000	$39,393,000
Maximum month-end balance	86,688,000	67,385,000	49,510,000
Year to date average balance	60,190,000	50,488,000	38,091,000
Weighted average rate	2.39%	5.07%	4.26%

         The following table provides information regarding our short-term FHLB borrowings for 2008, 2007 and 2006.

	2008	2007	2006

Year-end balance	$54,929,000	$26,735,000	$26,244,000
Maximum month-end balance	68,864,000	48,153,000	34,493,000
Year to date average balance	44,533,000	36,378,000	27,255,000
Weighted average rate	1.98%	4.67%	4.21%

                      Long-term borrowings in 2006 of $40 million primarily consisted of advances from the FHLB with a maturity date greater than one year from the reporting period.  The longer-term funding sources during 2007 were Structured Repurchase Agreements with JPMorgan Chase Bank, N.A. which ended the year at $42 million.  The Company continued this long-term debt structure into 2008 ending the year at $40 million.  The purpose of the realignment of the long-term borrowings into these agreements was to provide leverage of capital and a measure of protection against rising interest rates beyond a one year range.  See Note M, “Securities Sold Under Repurchase Agreements” in the Notes to the Consolidated Financial Statements.

Average Balances and Yield Analysis

                     The following table presents the Bank’s average balance sheets during 2008, 2007 and 2006.  Dividing income or expense by the average balance of assets and liabilities, respectively, derives yields and costs.  Average non-accrual loans of $2.5 million, $1.4 million and $949 thousand at December 31, 2008, 2007 and 2006, respectively, are included in loans for yield computations.  Loan fees and late charges in the amount of approximately $956 thousand for 2008, $841 thousand for 2007 and $1.1 million for 2006 are included in both income and yield computations in loans.  Income and expense resulting from interest rate caps and swaps used to manage interest rate risk are included appropriately in loans and certificates of deposit.  No tax-equivalent adjustments have been made.  All averages are derived from monthly average balances.

	Average Balances and Yield Analysis
	(dollars in thousands)
	Twelve Months Ended December 31,
		2008			2007			2006
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	%	Average	Income/	%	Average	Income/	%
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
ASSETS
Loans	$225,633	$15,713	6.96%	$237,512	$19,010	8.00%	$242,910	$18,443	7.59%
Investment securities:
Mortgage Backed Securities	98,987	5,234	5.29%	67,345	3,514	5.22%	66,425	3,045	4.58%
State & municipal-non taxable	37,341	1,668	4.47%	36,367	1,654	4.55%	35,146	1,641	4.67%
State & municipal-taxable	945	57	6.00%	-	-	0.00%	-	-	0.00%
Other	3,086	94	3.05%	4,959	271	5.47%	10,887	479	4.40%
Total investment securities	140,359	7,054	5.03%	108,671	5,439	5.01%	112,458	5,166	4.59%
Interest bearing bank balances	1,026	27	2.62%	3,045	140	4.61%	1,435	69	4.83%
Federal funds sold	218	5	2.17%	306	15	4.86%	604	30	4.91%
Total earning assets	367,236	22,799	6.21%	349,534	24,605	7.04%	357,407	23,708	6.63%
Allowance for loan losses	(2,402)			(2,440)			(2,444)
Cash & due from banks, non-interest bearing	5,968			6,435			7,419
Bank premises & equipment	7,067			7,565			7,901
Cash Value Life Insurance and other	1,037			997			957
Other assets	4,257			4,675			5,386
TOTAL ASSETS	$383,163			$366,765			$376,626
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
Savings	$17,778	$148	0.83%	$18,207	$186	1.02%	$20,623	$249	1.21%
Interest bearing checking	27,744	270	0.97%	25,028	408	1.63%	23,711	334	1.41%
Money rate savings	35,495	689	1.94%	36,380	1,049	2.88%	38,709	968	2.50%
Certificates of deposit and other time deposits	112,731	4,228	3.75%	129,857	6,066	4.67%	123,198	4,918	3.99%
Total interest bearing deposits	193,748	5,335	2.75%	209,472	7,708	3.68%	206,241	6,469	3.14%
Short term borrowed funds	60,190	1,439	2.39%	50,488	2,560	5.07%	38,091	1,623	4.26%
Long term debt	40,989	1,980	4.83%	22,865	997	4.36%	46,241	2,114	4.57%
Total interest bearing liabilities	294,927	8,754	2.97%	282,825	11,265	3.98%	290,542	10,206	3.51%
Non-interest bearing deposits	47,355			45,598			49,472
Other liabilities	4,262			4,188			4,364
Shareholders' equity	36,619			34,153			32,248
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$383,163	$8,754		$366,765	$11,265		$376,626	$10,206
Interest income and rate earned		$22,799	6.21%		$24,605	7.04%		$23,708	6.63%
Interest expense and rate paid		8,754	2.97%		11,265	3.98%		10,206	3.51%
Interest rate spread			3.24%			3.06%			3.12%
NET INTEREST INCOME & NET YIELD ON AVERAGE EARNINGS ASSETS		$14,045	3.82%		$13,340	3.82%		$13,502	3.78%

Capital

The Company’s capital base remains strong at $39.5 million as of December 31, 2008, compared to $35.8 million at December 31, 2007 and $33.6 million at December 31, 2006.  The change in stockholders equity from 2007 to 2008 is due to net income of $3.5 million in 2008 and an increase of accumulated other comprehensive income of $1.7 million offset by dividend payments totaling $1.5 million.  The change in stockholders equity from 2006 to 2007 is due to net income of $3.0 million in 2007 and an increase of accumulated other comprehensive income of $1.1 million offset by dividend payments totaling $1.5 million and a $412 thousand transfer of unrealized losses in the AFS portfolio at December 31, 2006, directly to retained earnings due to the adoption of SFAS 159.

                      Other comprehensive income is the result of unrealized gains or losses on AFS securities and the recognition of the fair value of certain derivative instruments.  The Company’s AFS portfolio, representing approximately 66% of total investment securities, is marked to market each month, and the result of these unrealized gains or losses, net of deferred taxes, is reported as a component of comprehensive income in stockholders’ equity.  Stockholders’ equity to assets ratio at December 31, 2008, remained stable at 9.6% compared to 9.7% at December 31, 2007 and 9.1% at December 31, 2006.

                      The Company's operations are nearing the capacity of its branch office, and the Company has determined that an additional Baton Rouge branch is necessary in order to continue our growth in that market.  Management intends to use excess capital to fund expansion opportunities in the Baton Rouge market in 2009 and to make a target dividend payout in a per share amount consistent with the Company’s per share dividend payout in 2008.  Currently, fixed assets are $6.9 million, or 18% of stockholders' equity.  Additional capital expenditures for the Company’s expansion over the next 12 months are expected to result in the addition of a new branch location, which will increase our fixed assets costs.

                       Capital levels for the Company and the Bank substantially exceeded the minimum requirements of the regulatory agencies for well-capitalized institutions in all three categories in both 2008 and 2007.  Both the Company and the Bank maintain levels in total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and a leverage ratio (Tier 1 capital to average assets) in excess of the minimum requirements of 10.00%, 6.00% and 5.00%, respectively.

	December 31, 2008		December 31, 2007
	Company	Bank	Company	Bank
Risk-based capital:
Total	$44,283	$39,335	$42,217	$38,285
Tier 1	41,885	36,937	39,786	35,854
Leverage	41,885	36,937	39,786	35,854
Assets:
Quarterly average assets (1)	399,321	394,715	362,493	364,418
Risk-weighted assets	255,841	255,619	258,194	257,968
Ratios:
Total risk-based capital	17.31%	15.39%	16.36%	14.84%
Tier 1 risk-based capital	16.37%	14.45%	15.42%	13.90%
Leverage	10.49%	9.36%	10.98%	9.84%

(1)	Excludes disallowed assets

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

                       The principal source of the Company’s cash revenues are dividends from the Bank.  There are certain limitations on the Bank’s ability to pay dividends to the Company.  See the disclosures under the heading “Liquidity.”

                        Dividends for the last three fiscal years have remained the same at $.72 per share.  Historical dividend payout ratios, expressed as a percentage of net income, for 2006, 2007 and 2008 were 42.60%, 50.70% and 43.64%, respectively.

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

                         Retained earnings of the Bank available for payment of cash dividends under applicable dividend regulations was $5.5 million, $5.3 million and $5.3 million as of December 31, 2008, December 31, 2007, and December 31, 2006, respectively.  The Bank intends to retain most of these funds for capital and not pay them out as dividends.

RESULTS OF OPERATIONS

The following are measurements of the Company’s earnings in relation to assets, equity and earnings per share for the past three years.

	2008	2007	2006

Return on average assets	.91%	.82%	.95%
Return on average equity	9.57%	8.80%	11.09%
Dividend payout ratio	43.64%	50.70%	42.60%
Average equity to average assets	9.56%	9.31%	8.56%
Net interest margin	3.82%	3.82%	3.78%
Basic income per share	$1.65	$1.42	$1.69
Diluted income per share	$1.65	$1.42	$1.69

Non-Interest Income/Non-Interest Expense

                     Non-interest income primarily includes service charges on deposit accounts, gains on sales of mortgage loans originated and sold in the secondary market, revenues from the Company’s networking arrangements and other non-interest fee generating services.  The Company continues to seek to increase income in this category by broadening its financial services, including offering business Internet banking and commercial cash management services, such as remote deposit, which allows Bank customers to make deposits electronically from their offices.

                     Non-interest income for the year ended December 31, 2008, was $2.8 million compared to $2.2 million in 2007 and $2.5 million in 2006.  The increase for the year ended December 31, 2008, is primarily related to losses on the sale of approximately $35 million in available-for-sale securities during 2007, offset by gains recorded on the sale of the trading portfolio in 2008 and increases in service charges on deposit accounts in 2008.  The decrease from 2007 compared to 2006 is due to the same reason.  Service charges on deposit accounts have increased each year.

Non-interest expenses primarily include personnel, occupancy and equipment costs along with other operating expenses related to transacting the Company’s business.  Total non-interest expense of $11.3 million remained stable for both years ended December 31, 2008 and 2007.  These expenses in 2008 compared to 2007 include increases in employee salary and benefits along with additional audit expense offset by lower other real estate costs and expenses.  Total non-interest expenses for the year ended December 31, 2007, amounted to $11.3 million, an increase of $561 thousand compared to the corresponding period in 2006.  Write-downs of other real estate, which were higher than expected, amounted to $326 thousand.  Salary and employee benefits increased $166 thousand primarily from recruitment in the lending and cash management-treasury areas.

Net Interest Income/Margins

                      Net interest income, the amount by which interest income on loans, investments and other interest earning assets exceeds interest expense on deposits and other borrowed funds, is the largest component of the Company’s earnings and is affected by several factors, including the volume of earning assets and costing liabilities, the mix of these assets and liabilities, and interest rates.  Net Interest Margin represents net interest income expressed as a percentage of average earning assets.  Tax-equivalent margins (“TEY”) are in parenthesis.

                      Net interest income increased $705 thousand, or 5.3%, for the year ended December 31, 2008, to $14.0 million compared to the same period in 2007.  The increase of net interest income for the year ended December 31, 2008, compared to 2007, was due to higher volumes of earning assets, primarily attributable to a $32 million increase in the average investment securities portfolio.  While average loan volumes decreased $12 million from 2007 to 2008 due primarily to pay downs in the Company’s residential mortgage portfolio, the investment securities portfolio increased on average $32 million for the same period.  These changes in volumes attributed $142 thousand toward the increase in net interest income.  The remaining $563 thousand was due in large part to the lower interest rate environment throughout the year.  Funding cost decreased at a faster pace than did yields on earning assets.  The amount of net interest income declined from 2006 to 2007 due to lower average earning assets offset by a positive contribution from interest rates.  Net interest margins for 2008, 2007 and 2006 were 3.82% (4.06% TEY), 3.82% (4.06% TEY) and 3.78% (4.01 TEY), respectively.

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

	Volume/Rate Analysis
	2008 change from 2007			2007 change from 2006
	Total	Volume	Rate	Total	Volume	Rate
	(dollars in thousands)

Loans	$(3,297)	$(916)	$(2,381)	$567	$(416)	$983
Investment securities:
Mortgage Backed Securities	1,721	1,673	48	469	43	426
State & municipal-non taxable	14	44	(30)	13	56	(43)
State & municipal-taxable	57	57	-	-	-	-
Other	(177)	(82)	(95)	(208)	(305)	97
Total investment securities	1,615	1,692	(77)	274	(206)	480
Interest bearing bank balances	(114)	(69)	(45)	71	74	(3)
Federal funds sold	(10)	(3)	(7)	(15)	(15)	-
Total earning assets	$(1,806)	$704	$(2,510)	$897	$(563)	$1,460
Interest bearing deposits:
Savings	(37)	(4)	(33)	(64)	(27)	(37)
Interest bearing checking	(138)	40	(178)	74	19	55
Money rate savings	(360)	(25)	(335)	80	(61)	141
Certificates of deposit and other time deposits	(1,838)	(737)	(1,101)	1,149	277	872
Total interest bearing deposits	(2,373)	(726)	(1,647)	1,239	208	1,031
Short term borrowed funds	(1,121)	423	(1,544)	937	592	345
Long term debt	983	865	118	(1,117)	(1,023)	(94)
Total interest bearing liabilities	$(2,511)	$562	$(3,073)	$1,059	$(223)	$1,282
Change in Interest Earning Assets	(1,806)	704	(2,510)	897	(563)	1,460
Change in Interest Bearing Liabilities	(2,511)	562	(3,073)	1,059	(223)	1,282
Change in Net Interest Income	$705	$142	$563	$(162)	$(340)	$178

Provision for Loan Losses

                       The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the risk of loss in the loan portfolio in light of current risk management strategies, economic conditions and market trends.  Net charge-offs increased during 2008 to $763 thousand compared to $353 and $508 thousand for the years ended December 31, 2007, and 2006, respectively.  The Company increased its provision for the twelve months ended December 31, 2008, to $730 thousand to cover the additional charge-offs, compared to $440 thousand in 2007 and $475 thousand in 2006.

As noted earlier, the current economic climate for the Company and the industry as a whole is extremely challenging.  The Company anticipates 2009 net charge-offs within its portfolio to equal and possibly exceed the level of 2008.  Accordingly, it has budgeted provision expense for the first quarter of 2009 at $700 thousand to maintain the adequacy of the allowance account.

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

Principal sources of liquidity, both short and long-term, for the Company are asset cash flows, customer deposits and the ability to borrow against investment securities and loans.  The Company’s cash and cash equivalents decreased from $8.7 million at December 31, 2007, to $7.0 million at December 31, 2008.  At December 31, 2008, cash provided by operating and financing activities was $23.9 and $38.4 million, respectively, while $64.1 million was used by investing activities.

The Company’s deposit base increased during 2008 providing adequate funding available for possible loan commitments.  In addition to the Company’s deposit base, management believes that the current level of short-term investments and the higher level of projected cash flows from earning assets and securities available for sale are more than adequate to meet the Company’s current liquidity needs.  Additional sources of liquidity available to the Company include the ability to issue additional retail brokered certificates of deposit and the ability to sell or securitize a portion of the Company’s residential first mortgage portfolio.  The Company also has available federal funds lines and its membership in the FHLB to further augment liquidity by providing a readily accessible source of funds at competitive rates.

                     The Company accepts funds from various local and state governments.  Total public deposits at December 31, 2008, increased to $49.3 million compared to $28.1 million at December 31, 2007, and $31.1 million at December 31, 2006.  These deposits, considered non-core, generally are accepted on a bid basis and tend to fluctuate from year to year.

                      In the ordinary course of business, the Company enters into commitments to extend credit to its customers.  See Note O, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, for a discussion of the Company’s commitments to extend credit as of December 31, 2008.

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

                      Certain restrictions exist on the ability of the Bank to transfer such funds to the Company in the form of loans.  Federal Reserve regulations limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations.  At December 31, 2008, the maximum amount available for transfer from the Bank to the Company in the form of loans on a secured basis was $4.7 million.  There were no loans outstanding from the Bank to the Company at December 31, 2008.

                          The Company’s asset/liability committee (“ALCO”) determines an appropriate level of capital and liquidity adequate to respond to the needs of depositors and borrowers.  At December 31, 2008, the ALCO, in its report to the Board of Directors, indicated that it believes that the Company’s current level of liquidity is adequate to fund foreseeable asset growth or to meet unanticipated deposit fluctuations.

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

DECEMBER 31, 2008, 2007 AND 2006

CONTENTS

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, and further described in interpretive guidance regarding management’s report on internal control over financial reporting issued by the Securities and Exchange Commission on June 27, 2007.  Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, management of the Company conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our assessment included an assessment of the design of the internal control system, a review of the documentation of controls and tests of the effectiveness of internal controls.  Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008 and meets the criteria described in Internal Control – Integrated Framework.

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
President and Chief Executive Officer                                                                                           EVP and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Britton & Koontz Capital Corporation and Subsidiaries

We have audited the accompanying Consolidated Balance Sheets of Britton & Koontz Capital Corporation and Subsidiaries as of December 31, 2008 and 2007, and the related Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Britton & Koontz Capital Corporation and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hannis T. Bourgeouis, LLP
HANNIS T. BOURGEOIS, LLP

Baton Rouge, Louisiana
March 9, 2009

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

ASSETS

	2008	2007

ASSETS:
Cash and Due from Banks:
Non-interest bearing	$6,752,462	$6,102,837
Interest bearing	199,081	2,629,470

Total Cash and Due from Banks	6,951,543	8,732,307

Federal funds sold	-	245,192
Investment Securities:
Trading (amortized cost, in 2008 and 2007, of 0 and $19,144,678, respectively)	-	19,199,207
Available-for-sale (amortized cost, in 2008 and 2007, of $108,548,988 and $63,612,681, respectively)	111,895,476	63,983,146
Held-to-maturity (market value, in 2008 and 2007, of $54,843,091 and $40,639,894, respectively)	54,815,013	39,988,305
Equity securities	4,009,938	2,521,000
Loans, less allowance for loan losses of $2,397,802 in 2008 and $2,430,936 in 2007	223,113,495	220,921,727
Bank premises and equipment, net	6,922,835	7,357,785
Other real estate, net of reserves of $198,390 and $58,350 in 2008 and 2007, respectively	919,204	746,796
Accrued interest receivable	2,080,693	2,294,235
Cash surrender value of life insurance	1,055,627	1,013,683
Core deposits, net	558,042	665,658
Other assets	754,959	676,231

TOTAL ASSETS	$413,076,825	$368,345,272

The accompanying notes are an integral part of these financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

	2008	2007

LIABILITIES:
Deposits:
Non-interest bearing	$51,119,827	$47,305,927
Interest bearing	206,094,593	199,088,223
Total Deposits	257,214,420	246,394,150

Securities sold under repurchase agreements	51.633.835	48,229,299
Federal Home Loan Bank advances	54,939,931	29,160,730
Junior subordinated debentures	5,155,000	5,155,000
Accrued interest payable (Includes $264,954 on securities sold under repurchase agreements at December 31, 2008)	1,167,525	2,070,075
Advances from borrowers for taxes and insurance	313,810	359,501
Accrued taxes and other liabilities	3,111,235	1,175,652
Total Liabilities	373,535,756	332,544,407

STOCKHOLDERS’ EQUITY:
Common stock, $2.50 par value per share; 12,000,000 shares authorized; 2,132,466 issued and 2,117,966 outstanding, at December 31, 2008, and December 31, 2007	5,331,165	5,331,165
Additional paid-in capital	7,319,282	7,305,970
Retained earnings	25,049,749	23,071,921
Accumulated other comprehensive income/(loss)	2,098,248	349,184
	39,798,444	36,058,240
Less: Treasury stock, 14,500 shares, at cost	(257,375)	(257,375)
Total Stockholders’ Equity	39,541,069	35,800,865

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$413,076,825	$368,345,272

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006

INTEREST INCOME:
Interest and fees on loans	$15,713,335	$19,010,095	$18,443,069
Interest on investment securities:
Taxable interest income	5,412,107	3,927,411	3,593,781
Exempt from federal income taxes	1,668,378	1,652,143	1,641,361
Other interest income	4,735	14,853	29,672

Total Interest Income	22,798,555	24,604,502	23,707,883

INTEREST EXPENSE:
Interest on deposits	5,334,619	7,707,969	6,468,890
Interest on Federal Home Loan Bank advances	926,113	2,181,459	2,915,388
Interest on trust preferred securities	328,470	432,118	417,930
Interest on securities sold under repurchase agreements	2,164,355	943,146	403,863

Total Interest Expense	8,753,557	11,264,692	10,206,071

NET INTEREST INCOME	14,044,998	13,339,810	13,501,812

PROVISION FOR LOAN LOSSES	730,000	440,000	475,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,314,998	12,899,810	13,026,812

OTHER INCOME:
Service charges on deposit accounts	1,777,096	1,633,181	1,430,164
Income from fiduciary activities	2,484	3,996	38,202
Income from networking arrangements	160,913	231,261	179,457
Net gain on sales of loans	229,001	278,505	313,327
Net gain (loss) on sale of securities	148,116	(558,770)	(30,481)
Net gain on trading securities	-	144,892	-
Other	460,740	495,227	520,092

Total Other Income	2,778,350	2,228,292	2,450,761
Income before Other Expenses	16,093,348	15,128,102	15,477,573

	2008	2007	2006

OTHER EXPENSES:
Salaries	5,425,241	5,157,330	5,003,831
Employee benefits	730,614	760,415	747,685
Director fees	166,050	203,425	198,012
Net occupancy expense	946,737	975,203	977,511
Equipment expense	1,141,943	1,147,655	1,102,240
Other real estate, net	127,159	351,962	65,333
FDIC assessment	49,590	30,787	32,526
Advertising	219,544	165,531	207,834
Stationery and supplies	172,059	184,719	188,057
Amortization	107,616	107,616	107,616
Audit expense	219,877	183,333	186,485
Other	1,974,161	1,998,097	1,887,878

Total Other Expenses	11,280,591	11,266,073	10,705,008

INCOME BEFORE INCOME TAX EXPENSE	4,812,757	3,862,029	4,772,565

INCOME TAX EXPENSE	1,309,994	856,248	1,193,982

NET INCOME	$3,502,763	$3,005,781	$3,578,583

PER SHARE DATA:
Basic earnings per share	$1.65	$1.42	$1.69

Basic weighted shares outstanding	2,117,966	2,117,966	2,117,529

Diluted earnings per share	$1.65	$1.42	$1.69

Diluted weighted shares outstanding	2,117,966	2,119,566	2,121,846

Cash dividends per share	$0.72	$0.72	$0.72

The accompanying notes are an integral part of these financial statements.

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income/(loss)	Stock	Total
BALANCE, December 31, 2005	2,116,316	$5,327,040	$7,254,113	$19,949,100	$(1,012,720)	$(257,375)	$31,260,158
Comprehensive Income:
Net Income	-	-	-	3,578,583	-	-	3,578,583
Other Comprehensive Income
Change in fair value of
available for sale securities,
net of taxes of $ 169,535	-	-	-	-	284,982	-	284,982
Change in fair value of
derivatives, net of taxes of
$28,235	-	-	-	-	(47,462)	-	(47,462)
Total Comprehensive Income	-	-	-	-	-	-	3,816,103
Cash dividends ($0.72 per share)	-	-	-	(1,524,619)	-	-	(1,524,619)
Fair Value unexercised stock options			10,003	-	-	-	10,003
Issuance of common stock	1,650	4,125	31,119	-	-	-	35,244
BALANCE, December 31, 2006	2,117,966	5,331,165	7,295,235	22,003,063	(775,200)	(257,375)	33,596,888
Adjustment to the opening balance, net of tax for the adoption of SFAS No.159				(411,987)			(411,987)
Adjusted opening balance, Jan. 1, 2007				21,591,076			33,184,901
Comprehensive Income:
Net Income	-	-	-	3,005,781	-	-	3,005,781
Other Comprehensive Income:
Change in fair value of
available for sale securities,
net of taxes of $571,276,	-	-	-	-	960,279	-	960,279
Change in fair value of
derivatives, net of taxes of
$97,625	-	-	-	-	164,105	-	164,105
Total Comprehensive Income	-	-	-	-	-	-	4,130,165
Fair value of unexercised stock options	-	-	10,735	-	-	-	10,735
Cash dividends ($0.72 per share)	-	-	-	(1,524,936)	-	-	(1,524,936)
BALANCE, December 31, 2007	2,117,966	$5,331,165	$7,305,970	$23,071,921	$349,184	$(257,375)	$35,800,865
Comprehensive income:
Net Income	-	-	-	3,502,763	-	-	3,502,763
Other comprehensive income, net of tax:
Change in fair value of
available for sale securities,
net of taxes of $1,110,057	-	-	-	-	1,865,967	-	1,865,967
Change in fair value of
derivatives, net of tax benefit of
$(69,545)	-	-	-	-	(116,903)	-	(116,903)
Total Comprehensive Income	-	-	-	-	-	-	5,251,827
Fair value of unexercised stock options	-	-	13,312	-	-	-	13,312
Cash Dividends ($0.72 per share)	-	-		(1,524,935)	-	-	(1,524,935)
BALANCE at December 31, 2008	2,117,966	$5,331,165	$7,319,282	$25,049,749	$2,098,248	$(257,375)	$39,541,069

The accompanying notes are an integral part of these financial statements.

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,502,763	$3,005,781	$3,578,583
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred taxes	(171,022)	(131,765)	(114,945)
Provision for loan losses	730,000	440,000	475,000
Provision for depreciation	764,645	791,330	798,221
Provision for losses on foreclosed real estate	140,040	58,350	-
Stock dividends received	(61,600)	(167,300)	(192,200)
Write-down of other real estate	-	312,859	22,178
Write-down of other repossessed assets	-	15,000	-
(Gain) on sale of loans	(229,001)	(278,505)	(313,327)
(Gain) Loss on sale of other repossessed assets	22,000	(1,000)	-
(Gain) Loss on disposition of premises and equipment	3,980	-	-
(Gain) Loss on valuation of trading securities	-	(144,892)	-
(Gain) Loss on sale of securities	(148,116)	558,770	30,480
(Gain) Loss on sale of other real estate	(84,195)	3,850	(11,032)
(Gain) Loss on sale of other securities	1,285	-	-
Net amortization (accretion) of securities	(99,897)	(48,185)	139,519
Amortization of acquisition premium	107,616	107,616	107,616
Purchase of investment securities held for trading	-	(21,149,030)	-
Proceeds from sales, principal paydowns and maturities of investment securities held for trading	19,349,806	1,692,087	-
Net change in:
Loans held for sale	-	54,810	116,390
Accrued interest receivable	213,542	143,152	(179,162)
Cash surrender value of life insurance	(41,944)	(40,471)	(36,834)
Other assets	(977,867)	80,663	198,704
Accrued interest payable	(902,549)	283,786	347,452
Accrued taxes and other liabilities	1,778,759	(8,922)	(558,993)

Net Cash Provided by/ (Used in) Operating Activities	23,898,245	(14,422,014)	4,407,650

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in federal funds sold	245,192	59,376	96,570
Proceeds from sales, principal paydowns and maturities
of investment securities held-to-maturity	4,058,669	6,036,959	1,149,236
Proceeds from sales, principal paydowns and maturities
of investment securities available-for-sale	10,661,369	59,245,635	19,446,947
Proceeds from redemption of Federal Home Loan
Bank stock	945,400	2,013,600	1,354,200
Purchases of investment securities held-to-maturity	(18,918,362)	(7,418,525)	(1,774,002)
Purchases of investment securities available-for-sale	(55,467,275)	(57,793,573)	(5,286,957)
Purchase of other equity securities	(2,374,000)	(27,600)	-
Net (increase)/decrease in loans	(4,024,927)	19,583,636	1,013,155
Proceeds from sales of other repossessed assets	8,000	5,000	22,626
Proceeds from sale of other real estate	1,073,908	653,948	334,461
Purchases of premises and equipment	(333,675)	(430,328)	(470,831)
Proceeds from sales of premises and equipment	-	491	-

Net Cash Provided by/ (Used in) Investing Activities	(64,125,701)	21,928,619	15,885,405

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(continued)

	2008	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in customer deposits	17,219,779	(6,508,063)	(4,961,586)
Net increase (decrease) in brokered deposits	(6,399,507)	(855,062)	1,341,951
Net increase (decrease) in Federal Home Loan Bank
advances	25,779,200	(36,507,241)	(18,528,095)
Net increase (decrease) in securities sold under
repurchase agreements	3,404,536	40,080,283	116,295
Increase (decrease) in advances from borrowers
for taxes and insurance	(45,691)	(42,177)	(35,544)
Cash dividends paid	(1,524,936)	(1,524,936)	(1,524,619)
Cash received from stock options exercised	-	-	35,244
Fair value of unexercised stock options	13,312	10,735	10,003

Net Cash Provided by/(Used in) Financing Activities	38,446,693	(5,346,461)	(23,546,351)

NET INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS	(1,780,763)	2,160,144	(3,253,296)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	8,732,306	6,572,163	9,825,459
CASH AND DUE FROM BANKS AT END OF YEAR	$6,951,543	$8,732,307	$6,572,163
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Income taxes	$615,136	$950,750	$1,609,528
Interest on deposits and borrowings	$9,656,107	$10,980,905	$9,858,619

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers to other real estate/other repossessed assets	$1,302,159	$523,192	$169,134

Change in unrealized (gains) losses on
securities available-for-sale	$2,976,024	$1,531,555	$454,517

Change in the deferred tax effect in unrealized
gains (losses) on securities available-for-sale	$1,110,057	$571,276	$169,535

Change in unrealized gains on derivatives	$(186,448)	$261,730	$(75,697)
Change in the deferred tax effect in unrealized gains on derivatives	$(69,545)	$97,625	$(28,235)

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

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the allowance for loan losses may change materially in the near term.  However, the amount of the change that is reasonably possible cannot be estimated.

Investment Securities

Management determines the appropriate classification of securities at the time of purchase.  If management has the positive intent and the Bank has the ability at the time of purchase to hold debt securities until maturity, they are classified as held-to-maturity and carried at cost, adjusted for amortization of premiums and accretion of discounts using methods approximating the interest method.  Available-for-sale securities include securities that management intends to use as part of its asset and liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest

NOTE A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

rates and resultant prepayment risk changes.  These securities are carried at fair value.  Trading securities include securities purchased and classified as trading in connection with the Company’s adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 157, “Fair Value Measurements” (“SFAS 157”), and Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  These securities are also carried at fair value.  Equity securities primarily include stock in the Federal Reserve Bank and the Federal Home Loan Bank (“FHLB”), which are restricted and are carried at cost.

Realized gains and losses on dispositions of investment securities are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Unrealized gains and losses on investment securities available-for-sale are based on the difference between book value and fair value of each security.  These unrealized gains and losses are reported as a component of comprehensive income in stockholders’ equity, net of the related deferred tax effect.  The Bank marks to market its trading portfolio at the end of each quarter with gains or losses reported to net income.  Such changes in the fair value due to market changes may contribute to volatility in quarterly earnings.  The Bank sold its portfolio of trading securities in early 2008 and does not currently intend to classify future securities purchases into this category.

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

Loans Held-for-Sale

Loans held-for-sale primarily consist of ten, fifteen and thirty-year fixed-rate, one-to-four family real estate loans which are valued at the lower of cost or market, as determined by outstanding commitments from investors or current investor yield requirements, calculated on an individual basis.  These loans are originated with the intent of selling them in the secondary market.

NOTE A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Unrealized losses on loans held-for-sale are charged against income in the period of decline. Such declines are recorded in a valuation allowance account and deducted from the cost basis of the loans.  Gains on loans held-for-sale are recognized when realized.

Allowance for Loan Losses

The allowance is an amount that management believes will be adequate to absorb probable losses inherent in the loan portfolio as of the balance sheet date based on evaluations of the collectibility of loans and prior loan loss experience.  The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay.  A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows.  Credits deemed uncollectible are charged to the allowance.  Provisions for loan losses and recoveries on loans previously charged off are adjusted to the allowance.  Past due status is determined based on contractual terms.

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

The fair value of foreclosed properties is determined based upon appraised value, utilizing either the estimated replacement cost, the selling price of properties utilized for similar purposes, or discounted cash flow analyses of the properties’ operations.

Compensated Absences

Employees of the Bank are entitled to paid vacation, emergency and sick days off, depending on length of service in the banking industry.  Vacation, emergency and sick days are granted on an annual basis to eligible employees.  Unused vacation and emergency days expire on December 31 of each year.  Unused sick days expire on each employee’s employment anniversary date each year.

NOTE A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The estimated amount of compensation for future absences is deemed immaterial to the consolidated financial statements; accordingly, no liability has been recorded in the accompanying financial statements.  The Bank’s policy is to recognize the cost of compensated absences when actually paid to employees.

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

The Company and its subsidiaries file a consolidated federal income tax return. Consolidated income tax expense is allocated on the basis of each company’s income adjusted for permanent differences.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.”  The Company does not believe it has any unrecognized tax benefits included in its consolidated financial statements.  The Company has not recognized any interest or penalties in the consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.

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

NOTE A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	2008	2007	2006
Basic weighted average shares outstanding	2,117,966	2,117,966	2,117,529
Dilutive effect of stock options	0	1,600	4,317

Dilutive weighted average shares outstanding	2,117,966	2,119,566	2,121,846
Net income	$3,502,763	$3,005,781	$3,578,583
Net income per share-basic	$1.65	$1.42	$1.69
Net income per share-dilutive	$1.65	$1.42	$1.69

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

Advertising Costs

Advertising and marketing costs are recorded as expenses in the year in which they are incurred.  Advertising and marketing costs charged to operations during 2008, 2007 and 2006 were $219,544, $165,531 and $207,834, respectively.

Interest-Rate Cap Agreements

The Company uses these financial instruments to manage interest rate risk.  The only caps currently used are embedded in either FHLB borrowings or Structured Repurchase Agreements as an increase in the interest rate.

NOTE A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest-Rate Swap Agreements

The Bank enters into interest-rate swap agreements to modify the interest rate characteristics of its assets and liabilities.  These agreements may involve the receipt or payment of fixed rate amounts in exchange for floating rate interest receipts or payments over the life of the agreement without an exchange of the underlying principal amount.  The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest income or expense.  The related amount payable to or receivable from counter-parties is included in other liabilities or assets.  There were no interest-rate swap agreements in place at December 31, 2008.

Amortization of Core Deposits

During 1999, the Company acquired certain assets and liabilities of three Union Planters, N.A. branches in Natchez and Vicksburg, Mississippi, which were accounted for as a purchase.  The Bank paid a premium for the depositor relationship of $1,614,210.  This premium is included in other assets and is being amortized over 15 years, which is the estimated life of the customer base.

Stock Compensation Plans

In December 2004, FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”).  Under SFAS 123(R), a public entity is required to measure the cost of employee services received in exchange for an award of equity based instruments based on the grant-date fair value of the award and to recognize the cost over the period during which an employee is required to provide service in exchange for the award.  In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) which expressed the views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and the valuation of share based payment arrangements for public companies.  SAB 107 provided that the effective date for implementation of SFAS 123(R) was the first fiscal year beginning on or after June 15, 2005.  The Company has applied the principles set forth in SFAS 123(R) beginning in the 2006 fiscal year.  Note J below sets forth information regarding the Company’s application of SFAS 123(R) with respect to stock options outstanding in 2008.

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

NOTE A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued SFAS 141 (revised 2007), “Business Combinations.”  This revised standard expands the types of transactions or other events that qualify as business combinations and requires that in all business combinations all assets and liabilities of the acquired business shall be recorded at their fair values, with limited exceptions. Other provisions of this standard require that certain contingent assets and liabilities be recognized at their fair values on the acquisition date and that acquisition-related transaction and restructuring costs be expensed rather than treated as part of the cost of the acquisition.  SFAS 141(R) applies to all business combinations completed on or after January 1, 2009.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.”  SFAS 160 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary.  The standard requires entities to classify noncontrolling interests as a component of stockholders’ equity and requires subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction.  SFAS 160 also requires entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date.  This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively.  The Company does not anticipate this guidance to have a material effect on the operating results, financial position, or liquidity of the Company.

In March 2008, the FASB issued SFAS 161, “Disclosure about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.”  This standard calls for enhanced disclosures to help users of financial statements better understand how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how these instruments and hedged items affect the entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company does not anticipate that the adoption of this standard will have a material effect on the operating results, financial position, or liquidity of the Company.

               Reclassifications

Certain reclassifications have been made to the 2007 and 2006 consolidated financial statements in order to conform to the classifications adopted for reporting in 2008.

NOTE B.   INVESTMENT SECURITIES

The amortized cost and approximate market value of investment securities classified as held-to-maturity at December 31, 2008, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of State and
Political Subdivisions	$39,529,246	$573,387	$(842,953)	$39,259,680
Mortgage-Backed Securities	15,285,767	297,645	-	15,583,412
Total	$54,815,013	$871,032	$(842,953)	$54,843,091

The amortized cost and approximate market value of investment securities classified as available-for-sale at December 31, 2008, are summarized as follows:
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-Backed Securities	$108,548,988	$3,365,814	$(19,325)	$111,895,476
Total	$108,548,988	$3,365,814	$(19,325)	$111,895,476

There were no investment securities classified as trading at December 31, 2008.

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

The aggregate fair value and aggregate unrealized losses on securities whose fair values are below book values as of December 31, 2008, are summarized below.  Due to the nature of the investment and current market prices, these unrealized losses are considered a temporary impairment of the securities.

NOTE B.   INVESTMENT SECURITIES  (Continued)

As of December 31, 2008, there were thirty-eight securities included in held-to-maturity and two securities included in available-for-sale.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Held-to-Maturity:
Obligations of
State and Political
Subdivisions (38)	$10,348,081	$(541,309)	$2,897,458	$(301,645)	$13,245,539	$(842,954)
Total	$10,348,081	$(541,309)	$2,897,458	$(301,645)	$13,245,539	$(842,954)

Available for Sale:
Mortgaged-backed
Securities (2)	$1,262,919	$(19,325)	-	-	$1,262,919	$(19,325)
Total	$1,262,919	$(19,325)	-	-	$1,262,919	$(19,325)

The aggregate fair value and aggregate unrealized losses on securities whose fair values are below book values as of December 31, 2007, are summarized below.  Due to the nature of the investment and current market prices, these unrealized losses are considered a temporary impairment of the securities.  As of December 31, 2007, there were twenty-five securities included in held-to-maturity and one security included in available-for-sale.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Held-to-Maturity:
Obligations of
State and Political
Subdivisions (25)	$7,167,727	$(205,231)	$1,683,047	$(81,630)	$8,850,774	$(286,861)
Total	$7,167,727	$(205,231)	$1,683,047	$(81,630)	$8,850,774	$(286,861)

Available for Sale:
Mortgaged-backed
Securities (1)	$-	$-	$289,977	$(6,522)	$289,977	$(6,522)
Total	$-	$-	$289,977	$(6,522)	$289,977	$(6,522)

NOTE B.   INVESTMENT SECURITIES  (Continued)
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

Equity securities at December 31, 2008 and 2007, include the following: FHLB stock of $3,186,700 and $1,696,500 for 2008 and 2007, respectively; Federal Reserve Bank stock of $521,700 for 2008 and 2007; First National Bankers Bank stock in the amount of $47,800 for 2008 and 2007; an investment in ECD Investments, LLC of $98,738 in 2008 and $100,000 in 2007 and a $155,000 investment in B&K Statutory Trust for both years. Redemptions of stock in the FHLB during 2008 and 2007 were $945,000 and $2,013,600, respectively.  The FHLB, Federal Reserve Bank and First National Bankers Bank stocks are considered restricted stock as only banks, which are members of these organizations, may acquire or redeem them.  The stock is redeemable at its face value; therefore, there are no gross unrealized gains or losses associated with these investments.

Investment securities with an amortized cost of approximately $115,847,000 (approximate market value $117,909,000) at December 31, 2008, and approximately $94,064,000 (approximate market value $95,138,000) at December 31, 2007, were pledged to collateralize public deposits and for other purposes as required or permitted by law or agreement.  The increase from year to year is due to additional public funds received in 2008.

The amortized cost and approximate market value of investment debt securities at December 31, 2008, by contractual maturity (including mortgage-backed securities), are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Yields on tax-exempt municipal securities have been computed on a book equivalent basis which takes into account the coupon rate paid by the issuer adjusted by any premium paid or discount received on the security at settlement date.

NOTE B.   INVESTMENT SECURITIES  (Continued)

	Securities held-to-maturity
	Weighted Average Yield	Amortized Cost	Market Value
Due in One Year or Less	5.935%	$405,000	$406,717
Due After One Year through Five Years	7.277%	4,384,500	4,476,587
Due After Five Years through Ten Years	6.807%	20,892,895	21,228,772
Due After Ten Years	5.934%	29,132,618	28,731,015
	6.377%	$54,815,013	$54,843,091

	Securities available-for-sale
	Weighted Average Yield	Amortized Cost	Market Value
Due in One Year or Less	0.000%	$-	$-
Due After One Year through Five Years	0.000%	-	-
Due After Five Years through Ten Years	0.000%	-	-
Due After Ten Years	5.526%	108,548,988	111,895,476
	5.526%	$108,548,988	$111,895,476

NOTE B.   INVESTMENT SECURITIES  (Continued)
During the first quarter of 2007, the Company elected early adoption of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”)on approximately $20 million of its investment securities.  The extent of the election and the cumulative-effect adjustment to retained earnings are as follows:

Description	Balance Sheet at January 1, 2007, Prior to Adoption	Net Loss Upon Adoption	Balance Sheet At January 1, 2007, After Adoption of Fair Value Option
Investment Securities	$20,387,696	$(657,080)	$19,730,616
Increase in Deferred Tax Asset		245,091
Cumulative Effect of the adoption of the Fair Value Option (charged to retained earnings)		$(411,989)

On April 12, 2007, the Company sold the $20 million of the securities it had transferred to trading in connection with the adoption of SFAS 157 and SFAS 159, along with an additional $35 million of its available-for-sale securities (“AFS”).  The net proceeds from this sale were reinvested back into longer-term higher yielding mortgage backed securities in order to reduce short-term cash flows and mitigate increasing asset sensitivity of the Company’s asset/liability position in the face of an inverted interest rate yield curve environment extending to 10 year maturities.  The average duration of the new investment securities is 3.93 years.  The Company classified $20 million of the new securities as trading and the remaining $35 million as AFS.  During 2008, the Company sold its $20 million of securities classified as trading.

The following provides the fair value hierarchy table set forth in SFAS 157 supplemented with information regarding the income statement changes in fair value of assets (for which the fair value option has been elected):

NOTE B.   INVESTMENT SECURITIES  (Continued)

Fair Value Measurements at December 31, 2008:
Description	Fair Value Measurements at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale	$111,895,476		$111,895,476

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

NOTE C.   LOANS

The Bank’s loan portfolio (rounded to the nearest thousand) at December 31, 2008 and 2007, consists of the following:

	2008	2007

Commercial, Financial and Agricultural	$25,128,000	$25,884,000
Real Estate-Construction	30,910,000	45,097,000
Real Estate-Mortgage	163,264,000	144,561,000
Installment	6,038,000	7,550,000
Overdrafts	171,000	261,000
Total loans	$225,511,000	$223,353,000

Loans on which accrual of interest has been discontinued or reduced were approximately $3,568,000 and $1,302,000 at December 31, 2008, and 2007, respectively. If interest on these nonperforming loans had been accrued, the income would have approximated $191,000 in 2008, $36,000 in 2007, and $31,000 in 2006.  The related allowance amount on impaired loans at December 31, 2008, was approximately $408,073 compared to $333,000 at December 31, 2007.  Loans which are contractually 90 days or more past due as of December 31, 2008 and 2007, were approximately $517,779 and $12,302, respectively.

NOTE C.   LOANS (Continued)

In the ordinary course of business, the Bank makes loans to its executive officers, principal stockholders, directors and to companies in which these borrowers are principal owners.  Loans outstanding to such borrowers (including companies in which they are principal owners) amounted to $1,394,093 and $2,406,672 at December 31, 2008 and 2007, respectively.  These loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features.

The aggregate amount of loans to such related parties for 2008 and 2007 is as follows:

	2008	2007
Balance at January 1	$2,406,672	$3,255,659
New Loans	949,898	840,313
Repayments	(1,616,796)	(1,689,300)
Transfers out	(345,681)	-
Balance at December 31	$1,394,093	$2,406,672

NOTE D.   ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses is as follows:
	2008	2007	2006
Balance at January 1	$2,430,936	$2,344,434	$2,377,840
Credits charged off:
Real Estate – Mortgage	(582,756)	(283,733)	(7,501)
Commercial, Financial and Agricultural	(541,228)	(86,854)	(570,717)
Installment Loans	(38,590)	(136,380)	(64,488)
Total Charge-Offs	(1,162,574)	(506,967)	(642,706)
Recoveries:
Real Estate - Mortgage	89,052	4,703	77,198
Commercial, Financial and Agricultural	223,462	109,714	25,991
Installment Loans	86,926	39,052	31,111
Total Recoveries	399,440	153,469	134,300
Net Credits Charged Off	(763,134)	(353,498)	(508,406)
Provision for Loan Losses	730,000	440,000	475,000
Balance at December 31	$2,397,802	$2,430,936	$2,344,434

NOTE E.   LOAN SERVICING

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were approximately $9,555,670, $12,691,665 and $12,830,831 in 2008, 2007 and 2006, respectively.

NOTE F.   BANK PREMISES AND EQUIPMENT
A summary of Bank premises and equipment is as follows:

	2008	2007
Buildings and Improvements	$7,440,015	$7,403,176
Furniture and Equipment	5,225,219	5,582,038
	12,665,234	12,985,214
Less: Accumulated Depreciation	(6,856,953)	(6,741,982)
Land	1,114,553	1,114,553
Bank Premises and Equipment, Net	$6,922,835	$7,357,785

The provision for depreciation charged to operating expenses was $764,645, $791,330 and $798,221 for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE G.   TRUST DEPARTMENT ASSETS

Property (other than cash deposits) held by the Bank in fiduciary or agency capacities for its customers are not included in the accompanying consolidated balance sheets as such items are not assets of the Bank.  Trust fees are reported on the cash basis. The difference between cash basis and the accrual basis is immaterial.

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

NOTE H.   DEPOSITS

Deposits at December 31, 2008 and 2007, consisted of the following:

	2008	2007
Non-Interest Bearing Demand Deposits	$51,119,827	$47,305,927
NOW Accounts	48,338,323	24,056,081
Money Market Deposit Accounts	33,662,518	34,449,399
Savings Accounts	17,736,516	17,310,284
Certificates of Deposit	106,357,236	123,272,459
	$257,214,420	$246,394,150

Maturities of certificates of deposit of $100,000 or more outstanding at December 31, 2008 and 2007, are summarized as follows:

	2008	2007
Time Remaining Until Maturity:
Three Months or Less	$21,104,104	$13,693,963
Over Three Through Six Months	10,266,988	16,183,305
Over Six Through Twelve Months	12,796,081	18,119,579
Over Twelve Months	3,417,858	4,210,503
	$47,585,031	$52,207,350

                          The approximate scheduled maturities of certificates of deposits for each of the next five years are:

2009	$95,658,656
2010	5,832,395
2011	1,145,611
2012	1,776,546
2013	1,944,028
$106,357,236

Interest expense on certificates of deposit greater than $100,000 was approximately $1,901,000, $2,430,000 and $2,486,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  The public fund deposits were $49,346,709 and $28,121,213 at December 31, 2008 and 2007, respectively.

NOTE I.   BORROWINGS

Federal Home Loan Bank Advances:

During 2008 and 2007, the Bank received advances from and remitted payments to the FHLB.  These advances are collateralized by a portion of the Bank’s one-to-four family residential mortgage portfolio, certain secured commercial loans and certain investment securities in accordance with the Advance Security and Collateral Agreement with the FHLB.  The following provides information regarding outstanding FHLB advances:

Advances outstanding at December 31, 2008, consist of two amortizable fixed-rate loans totaling $829,931 with interest rates ranging from 3.997% to 4.963%.  The maturities on these loans range from June 1, 2009, to September 1, 2010.

In addition to the term advances, the Company had overnight borrowings in the amount of $54,110,000.

Advances outstanding at December 31, 2007, consist of: four amortizable fixed-rate loans totaling $4,160,731 with interest rates ranging from 2.377% to 4.963%.  The maturities on these loans range from May 1, 2008, to September 1, 2010.  Two variable-rate loans, tied to 3 month Libor, totaling $25,000,000 with interest rates, including margins and adjusting quarterly, ranging from 4.37% to 5.059% and caps established at the strike price of 4.00% and 5.50%. The maturities on these loans are February 4, 2008 and August 15, 2008.

There were no overnight borrowings at December 31, 2007.

Annual maturities for the next two years as of December 31, 2008, are as follows:

2009	$54,929,107
2010	10,824
$54,939,931

Junior Subordinated Debentures:

In 2003, the Company issued $5,000,000 of junior subordinated debentures.  These junior subordinated debentures qualify as Tier 1 capital for regulatory capital purposes but are classified as a liability under accounting principles generally accepted in the United States of America.  These securities carry an interest rate of LIBOR + 3.15%, adjusted quarterly, with interest paid quarterly in arrears and mature in March, 2033.  Since March 26, 2008, and quarterly thereafter, the Company has the option of calling these debentures.

NOTE J.   EMPLOYEE BENEFIT PLANS

The Bank has an employee stock ownership plan which is designed to invest primarily in employer stock.  All employees of the Bank with one year of service and who are at least 21 years old are covered, and are fully vested after six years of service.  Employer contributions are determined annually in the discretion of the Board of Directors and are allocated among participants on the basis of their total annual compensation.  Dividends on stock owned by the plan are recorded as a reduction of retained earnings.  There were no Company contributions to the plan for the years 2008, 2007, or 2006.

NOTE J.   EMPLOYEE BENEFIT PLANS (Continued)

The plan owned 79,527 and 87,296 shares of Britton & Koontz Capital Corporation stock, as of December 31, 2008 and 2007, respectively.

The overall cost to the plan for the years ended December 31, 2008, 2007 and 2006, was $9.14, $7.94 and $8.00 per share, respectively.

Employees age 21 and older are eligible to participate in a 401(k) plan established by the Bank.  Under this plan, employees may defer a percentage of their salaries, subject to limits based on federal tax laws. These deferrals are immediately vested.  Employer matching and profit sharing contributions are non-mandatory and 100% vested after six years.  Employer contributions to the plan are made at the discretion of the Board of Directors and aggregated $126,654, $121,691 and $123,816 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company maintains a long-term incentive plan, the Britton Koontz Capital Corporation 2007 Long-Term Incentive Compensation Plan (the “2007 LTIP”), in which all employees of the Company and its subsidiaries may participate. The plan is administered by a committee of at least two non-employee directors appointed by the full Board of Directors.  The 2007 LTIP was approved by the Company’s shareholders on April 24, 2007, and replaced the Company’s 1996 Long-Term Incentive Plan (the “1996 LTIP”), which was effective as of May 16, 1996 and expired as of May 16, 2006, after which no grants or awards could be made.  There were 86,630 shares remaining available for grant or award under the 1996 LTIP at the time of its expiration that have been added to the shares available for grant or award under the 2007 LTIP.  The Company has granted options to purchase a total of 112,643 shares, including 98,643 from the 1996 LTIP and 14,000 from the 2007 LTIP.  An aggregate of 87,880 shares remained available for grant or award at December 31, 2008, under the 2007 LTIP.  Options to acquire 27,120 shares were outstanding and exercisable as of December 31, 2008.

The summary of stock option activity is shown below:		Weighted
	Options	Average
	Outstanding	Exercise Price
December 31, 2006	28,370	$17.51
Options granted	14,000	19.02
Options expired	(12,500)	19.94
Options forfeited	(2,000)	14.50
December 31, 2007	27,870	$17.40
Options granted	-	-
Options expired	-	-
Options forfeited	(750)	14.50
December 31, 2008	27,120	$17.48

NOTE J.   EMPLOYEE BENEFIT PLANS (Continued)

The following table summarizes information about stock options outstanding at December 31, 2008:

Exercise Price	Options Outstanding	Remaining Contractual Life
$ 19.02	14,000	3.4 years
14.50	8,120	2.9 years
18.00	5,000	1.3 years

The fair value of each option is estimated on the grant date using the Black-Scholes option pricing model.  The following assumptions were made in estimating fair values in 2007.  No options were granted in 2006 or 2008.

Assumption	2007

Dividend yield	3.76%
Risk free rate	5.06%
Expected life	5 years
Expected volatility	21.23%

SFAS 123(R) requires measurement for share-based transactions at the fair value of the equity instrument issued.  Net income after tax for 2008, 2007 and 2006 was reduced by $13,000, $11,000 and $10,000, respectively, due to valuing stock options

The Bank maintains a salary continuation agreement with its chief executive officer.  The agreement provides equal annual benefits for a period of 15 years following the later of (1) his attainment of age 65, or (2) his retirement.  The amount of the benefit is fixed and is based on the chief executive’s age when his employment ceases; the maximum annual benefit that he may receive under the plan is $40,000.  One-half of the chief executive’s benefit vested upon his attainment of age 55; the remaining benefit will fully vest upon his attainment of age 62.  If the chief executive dies while he is employed, his beneficiaries will be paid an annual benefit equal to $40,000 during the 15-year period following his date of death.  If he dies after his installment payments have commenced, his beneficiaries will receive the remaining payments.  The benefit under the Salary Continuation Agreement is subject to forfeiture if the chief executive is terminated for cause.  The agreement also contains a non-competition covenant during the three-year period after his employment ceases for any reason.  If he breaches this covenant, the Bank may cease all further payments.  The Bank is also currently paying benefits to a retired executive officer pursuant to a salary continuation agreement.  The financial statements for the years ended December 31, 2008, 2007 and 2006 include salary continuation expenses of $35,388, $33,630 and $33,478, respectively.

NOTE K.   LEASES

The Bank leases one branch office as well as parking space under operating leases which expire in various years through 2014.  Rent expense was $106,992, $107,172 and $103,277 in 2008, 2007 and 2006, respectively.

The future minimum rental commitments for these leases at December 31, 2008, are as follows:

2009	$105,792
2010	105,792
2011	105,792
2012	105,792
2013	83,844
Thereafter	13,500
$520,512

NOTE L.   INCOME TAXES

The provision/(benefit) for income taxes included in the consolidated statements of income is as follows for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Current	$1,481,016	$988,013	$1,308,927
Deferred	(171,022)	(131,765)	(114,945)
	$1,309,994	$856,248	$1,193,982

The provision for federal income taxes differs from that computed by applying the federal statutory rate of 34% in 2008, 2007 and 2006 as indicated in the following analysis:

	2008	2007	2006

Tax Based on Statutory Rate	$1,636,337	$1,313,090	$1,622,672
State Taxes	153,470	129,291	108,971
Effect of Tax-Exempt Income	(571,665)	(568,290)	(565,412)
Other	91,852	(17,843)	27,751

	$1,309,994	$856,248	$1,193,982

NOTE L.   INCOME TAXES (Continued)

The net deferred tax liability of $1,396,998 in 2008 and $527,508 in 2007 is included in accrued taxes and other liabilities.  Net deferred tax assets of $9,620 in 2006 are included in other assets.  The net deferred tax asset and liabilities consist of the following components at December 31, 2008, 2007 and 2006:

	2008	2007	2006
Deferred Tax Liabilities:
Unrealized gain on available-for-sale securities	$(1,248,240)	$(138,183)	$-
Unrealized gain on derivatives	-	(69,545)	-
Depreciation	(916,118)	(954,487)	(978,128)
Federal Home Loan Bank dividends	(129,121)	(160,248)	(271,687)
Mark to Market trading securities	-	(54,045)	-
Other	-	-	(6,869)
	(2,293,479)	(1,376,508)	(1,256,685)
Deferred Tax Assets:
Unrealized Loss on available-for-sale securities	-	-	433,083
Unrealized loss on derivatives	-	-	28,080
Provision for loan losses	604,579	616,938	584,673
Other real estate	111,635	59,400	19,463
Voluntary severance	-	-	35,293
Other	180,267	172,662	165,713
	896,481	849,000	1,266,305
Net Deferred Tax Asset/(Liability)	$(1,396,998)	$(527,508)	$9,620

A summary of the changes in the net deferred tax asset (liability) for the years ended December 31, 2008, 2007 and 2006, is as follows:

	2008	2007	2006
Balance at beginning of year	$(527,508)	$9,620	$35,974
Deferred tax expense, charged to operations	171,022	131,764	114,945
Other comprehensive income, charged to equity	(1,040,512)	(668,892)	(141,299)
Balance at end of year	$(1,396,998)	$(527,508)	$9,620

NOTE M.   SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

At December 31, 2008 and 2007, the Bank had sold various investment securities with an agreement to repurchase these securities at various times.  The underlying securities are U.S. Government obligations and obligations of other U.S. Government agencies and corporations carried on the balance sheet at approximately $63 million, with an approximate market value of $65 million.  These securities generally remain under the Bank's control and are included in investment securities.  At December 31, 2008, these securities had coupon rates ranging from 5.00% to 5.50% and maturity dates ranging from 2018 to 2037.

The related liability to repurchase these securities, included in securities sold under repurchase agreements, was $52 million at December 31, 2008, and $48 million at December 31, 2007.  During 2007, the Company entered into two $20 million transactions with JPMorgan Chase Bank, N.A. (“Chase”).  Details of these transactions can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC.  The remaining liability of $12 million in 2008 and $8 million in 2007 primarily includes agreements that the Company has entered into with local customers for overnight sweep accounts and term repurchase agreements with rates ranging from .25% to 3.00%.  The maximum amount of outstanding agreements at any month-end was $54 million and $50 million during 2008 and 2007, respectively.  The monthly average amount of outstanding agreements was $51 million and $21 million during 2008 and 2007, respectively.

NOTE N.   REGULATORY MATTERS

The primary source of the Company’s revenue is dividends from the Bank.  Federal banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company.  Under federal law, the directors of a national bank, after making proper deduction for all expenses and other deductions required by the Comptroller of the Currency, may credit net profits to the bank’s undivided profits account, and may declare a dividend from that account of so much of the net profits as they judge expedient.  The Comptroller and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings.  The Bank’s ability to pay dividends is also limited by prudence, statutory and regulatory guidelines, and a variety of other factors.  At December 31, 2008, $5.5 million was available for dividends out of current operating earnings.

Federal Reserve regulations limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations.  At December 31, 2008, the maximum amount available for transfer from the Bank to the Company in the form of loans on a secured basis was $4.7 million.  There were no loans outstanding from the Bank to the Company at December 31, 2008.  Any such distribution is also subject to the requirements described in the following paragraphs.

In accordance with Office of Thrift Supervision regulations, a special “Liquidation Account” has been established for the benefit of certain Qualifying Depositors of Natchez First Federal Savings Bank (acquired by the Bank in 1993) in an initial amount of approximately $2.8 million.  The Liquidation Account serves as a restriction on the distribution of stockholders’ equity in the Bank and no cash dividend may be paid on its capital stock if the effect thereof would be to cause the regulatory capital of the Bank to be reduced below an amount equal to the adjusted Liquidation Account balance.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital and Tier I capital to risk-weighted assets and of Tier I capital to average assets.  Management believes, as of December 31, 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

The most recent regulatory notification categorized the Bank as well capitalized under the regulatory capital framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s (consolidated) and the Bank’s actual capital amounts and ratios as of December 31, 2008 and 2007, are presented in the following table.

NOTE N.   REGULATORY MATTERS (Continued)

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2008
Total Capital (to Risk-
Weighted Assets)
Consolidated	$44,283	17.31%	$20,467	8.00%	N/A	N/A
The Bank	$39,335	15.39%	$20,450	8.00%	$25,562	10.00%
Tier I Capital (to Risk-
Weighted Assets)
Consolidated	$41,885	16.37%	$10,234	4.00%	N/A	N/A
The Bank	$36,937	14.45%	$10,225	4.00%	$15,337	6.00%
Tier I Capital (to Average
Assets)
Consolidated	$41,885	10.49%	$15,973	4.00%	N/A	N/A
The Bank	$36,937	9.36%	$15,789	4.00%	$19,736	5.00%

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
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

Commitments to extend credit are agreements to lend money at fixed and variable rates with fixed expiration dates or termination clauses.  The Bank applies the same credit standards used in the lending process when extending these commitments, and periodically reassesses the customer’s creditworthiness through ongoing credit reviews.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Collateral is obtained based on the Bank’s assessment of the transaction.  At December 31, 2008 and 2007, the Bank’s commitments to extend credit totaled $52,133,219 and $58,418,706, respectively.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk and collateralization policy involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Bank had total unfunded letters of credit of $3,575,427 and $2,808,717 as of December 31, 2008 and 2007, respectively.

The Bank is required to maintain average reserves at the Federal Reserve Bank.  This requirement approximated $275,000 at December 31, 2008.  The Bank is in compliance with this requirement.

There were no loans held for sale at December 31, 2008 or December 31, 2007.

The Bank has outstanding lines of credit with several of its correspondent banks available to assist in the management of short-term liquidity.  At December 31, 2008, the total available lines of credit were $44 million with an outstanding balance of $ -0- as reflected on the consolidated balance sheet.

The Company and its wholly owned subsidiaries, the Bank and the Agency, are involved in certain litigation incurred in the normal course of business.  In the opinion of management and legal counsel, liabilities arising from such claims, if any, would not have a material effect upon the Company's consolidated financial statements.

NOTE P.   CONCENTRATIONS OF CREDIT

Substantially all of the Bank’s loans, commitments, and standby letters of credit have been granted to customers in the Bank’s market area.  The majority of investments in state and municipal securities involve governmental entities in and around the Bank's market area.  The concentrations of credit by type of loan are set forth in Note C, and there are no other concentrations of credit other than those in the categories set forth in Note C.  The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit are granted primarily to commercial borrowers.  The Bank maintains deposit accounts and federal funds sold with correspondent banks which may, periodically, exceed the federally insured amount.

NOTE Q.   DIVIDENDS

The Bank paid dividends to the Company amounting to $2,800,000 in each of the years ended 2008 and 2007, respectively.

NOTE R.   INTEREST RATE RISK MANAGEMENT

There were no interest rate swaps at December 31, 2008.

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

NOTE S.   FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

The estimated fair values of the Company's financial instruments, rounded to the nearest thousand, are as follows:

NOTE S.   FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(dollars in Thousands)
Financial Assets:
Cash and due from banks	$6,951	$6,951	$8,732	$8,732
Federal funds sold	-	-	245	245
Investment securities:
Held-to-maturity	54,815	54,843	39,988	40,640
Available-for-sale	111,895	111,895	63,983	63,983
Trading	-	-	19,199	19,199
Equity securities	4,010	4,010	2,521	2,521
Cash surrender value of life insurance	1,056	1,056	1,014	1,014
Loans, net	223,114	224,428	220,922	234,744

Financial Liabilities:
Deposits	257,214	258,320	246,394	246,659
Short-term borrowings	54,121	54,107	26,735	26,738
Long-term borrowings	819	825	2,426	2,423
Securities sold under
repurchase agreements:
Retail	11,634	11,638	8,229	7,122
Structured	40,000	44,185	40,000	41,581
Junior subordinated debentures	5,155	5,155	5,155	5,155

	Face Amount	Fair Value	Face Amount	Fair Value

Other:
Commitments to extend credit	$52,133	$52,133	$58,419	$58,419
Standby letters of credit	3,575	3,575	2,808	2,808
Interest rate swap	-	-	186	186

NOTE T.   CONDENSED FINANCIAL INFORMATION OF
                   BRITTON & KOONTZ CAPITAL CORPORATION

The financial information of Britton & Koontz Capital Corporation, parent company only, is as follows:

BALANCE SHEETS

	December 31
	2008	2007
ASSETS:
Cash	$4,659,463	$3,681,391
Investment in subsidiaries	39,903,724	37,179,848
Other assets	136,849	70,154
TOTAL ASSETS	$44,700,036	$40,931,393
LIABILITIES:
Junior subordinated debentures	$5,155,000	$5,155,000
Other liabilities	3,967	(24,472)
TOTAL LIABILITIES	5,158,967	5,130,528
STOCKHOLDERS’ EQUITY	39,541,069	35,800,865
TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY	$44,700,036	$40,931,393

STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006
REVENUE:
Dividends Received:
Britton & Koontz Bank, N.A.	$2,800,000	$2,800,000	$2,500,000
Other income	3,633	3,058	3,308
	2,803,633	2,803,058	2,503,308
EXPENSES	439,234	558,952	675,339
	2,364,399	2,244,106	1,827,969
INCOME TAX EXPENSE (BENEFIT)	(163,551)	(208,344)	(273,332)
	2,527,950	2,452,450	2,101,301
EQUITY IN UNDISTRIBUTED
EARNINGS:
Britton & Koontz Bank, N.A.	975,255	542,479	1,464,176
B&K Title Insurance Agency, Inc.	(442)	10,852	13,106
NET INCOME	$3,502,763	$3,005,781	$3,578,583

NOTE T.   CONDENSED FINANCIAL INFORMATION OF
                   BRITTON & KOONTZ CAPITAL CORPORATION (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,502,763	$3,005,781	$3,578,583
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity on undistributed earnings
and losses of affiliates	(974,813)	(553,331)	(1,477,282)
(Increase) decrease in other assets	2,781	25,403	184,413
Increase in other liabilities	(41,035)	(61,123)	30,061
Net Cash Provided by Operating Activities	2,489,696	2,416,730	2,315,775
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,524,936)	(1,524,936)	(1,524,619)
Fair value of stock options	13,312	10,735	10,003
Cash received from stock options exercised	-	-	35,244
Net Cash (Used in) Financing Activities	(1,511,624)	(1,514,201)	(1,479,372)
NET INCREASE (DECREASE) IN CASH	978,072	902,529	836,403
CASH AT BEGINNING OF YEAR	3,681,391	2,778,862	1,942,459
CASH AT END OF YEAR	$4,659,463	$3,681,391	$2,778,862

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(1) None.

Item 9A(T).  Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer of the Company (“CEO”) and the Chief Financial Officer of the Company (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2008.  Based on this evaluation, the CEO and CFO concluded that as of December 31, 2008 the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s SEC reports.

Management’s Annual Report on Internal Control over Financial Reporting is contained in Item 8, Financial Statements and Supplementary Data, and is incorporated herein by reference.  There were no changes to internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following tables set forth the names and principal occupations of each director and executive officer of the Company.

DIRECTORS

Robert R. Punches
Partner, Gwin, Lewis & Punches, LLP
Chairman, Britton & Koontz Capital Corporation

W. W. Allen, Jr.
President, Allen Petroleum Services, Inc Vice Chairman, Britton & Koontz Capital Corporation

W. Page Ogden
President & Chief Executive Officer
Britton & Koontz Capital Corporation Britton & Koontz Bank, National Association

Craig A. Bradford, D.M.D.
Pediatric Dentist

George R. Kurz
Principal, Kurz & Hebert

Bethany L. Overton
President, Lambdin-Bisland Realty Co.

Vinod K. Thukral, Ph.D.
Retired University Professor

EXECUTIVE OFFICERS

W. Page Ogden
President & Chief Executive Officer
Britton & Koontz Capital Corporation Britton & Koontz Bank, National Association

William M. Salters
Treasurer, Chief Financial & Accounting Officer
Britton & Koontz Capital Corporation Britton & Koontz Bank, National Association
Jarrett E. Nicholson
Credit Policy Officer and Chief Operations Officer
Britton & Koontz Capital Corporation
Britton & Koontz Bank, National Association

The additional information required in response to this item is incorporated into this report by reference to the material under the headings “Stock Ownership,” “Board of Directors,” “Committees of the Board of Directors” and “Executive Officers” in the Company’s Definitive Proxy Statement for its 2009 Annual Meeting of Shareholders (the “2009 Proxy Statement”).

Code of Ethics

The Board of Directors has adopted a code of business conduct and ethics in compliance with Item 406 of Regulation S-K that applies to the principal executive officer, principal financial officer, principal accounting officer and controller of the Company and the Bank.  Access to the Company’s Code of Ethics is available to shareholders of the Company and customers of the Bank through the Bank’s website at www.bkbank.com under “investor relations.” Amendments to or waivers from provisions of the Company’s Code of Ethics will be disclosed on the Company’s website.

Item 11.  Executive Compensation.

The information required in response to this item is incorporated into this report by reference to the material under the headings “Board of Directors” and “Executive Compensation” in the 2009 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2008.  The Britton & Koontz Capital Corporation 2007 Long-Term Incentive Compensation Plan (the “2007 LTIP”) was approved by the Company’s shareholders on April 24, 2007 and replaced the Company’s 1996 Long-Term Incentive Plan (the “1996 LTIP”), which was effective as of May 16, 1996 and expired during 2006.  As of December 31, 2008, an aggregate of 13,120 options granted under the 1996 LTIP remain outstanding and are exercisable in accordance with their terms.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders(1)	27,120	$17.48	87,880
Equity compensation plans not approved by security holders	—	—	—
Total	27,120	$17.48	87,880

_________________________

(1)
An aggregate of 115,000 shares of common stock are authorized for issuance under the 2007 LTIP.  This amount includes 28,370 newly-reserved shares and 86,630 shares that remained available for grant or award under the 1996 LTIP at the time of its expiration.

Additional information required in response to this item is incorporated into this report by reference to the material under the heading “Stock Ownership” in the 2009 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required in response to this item is incorporated into this report by reference to the material under the heading “Board of Directors” in the 2009 Proxy Statement.

Item 14.  Principal Accounting Fees and Services.

The information required in response to this item is incorporated into this report by reference to the material under the heading “Independent Registered Public Accountants” in the 2009 Proxy Statement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

1.	Consolidated Financial Statements and Supplementary Information for Years Ended December 31, 2008, 2007 and 2006, which include the following:

(a)	Management’s Annual Report on Internal Control over Financial Reporting
(b)	Report of Independent Registered Public Accounting Firm
(c)	Consolidated Balance Sheets
(d)	Consolidated Statements of Income
(e)	Consolidated Statements of Changes in Stockholders’ Equity
(f)	Consolidated Statement of Cash Flows
(g)	Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules

None

3.       Exhibits required by Item 601 of Regulation S-K

Exhibit		Description of Exhibit

3.1	*
Amended and Restated Articles of Incorporation of Britton & Koontz Capital Corporation, incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“Commission”) on February 20, 2009.

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
Employment Agreement dated February 17, 2009, between Britton & Koontz Capital Corporation and W. Page Ogden, incorporated by reference to Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed with the Commission on February 20, 2009.

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
Salary Continuation Agreement dated December 18, 2007, between Britton & Koontz Bank, N.A. and W. Page Ogden, incorporated by reference to Exhibit 10.04 to Registrant’s Current Report on Form 8-K filed with the Commission on February 27, 2008.

21		Subsidiaries of Britton & Koontz Capital Corporation

23		Consent of Independent Registered Public Accountants

31.1		Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	As indicated in the column entitled “Description of Exhibit,” this exhibit is incorporated by reference to another filing or document.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15 of Form 10-K.

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

BRITTON & KOONTZ CAPITAL CORPORATION

Date: March 17, 2009                                                       By:  /s/ Robert R. Punches
Robert R. Punches
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert R. Punches
Robert R. Punches	Chairman and Director	March 17, 2009
/s/ W. W. Allen, Jr.
W. W. Allen, Jr.	Vice Chairman and Director	March 17, 2009
/s/ W. Page Ogden
W. Page Ogden	Principal Executive Officer and	March 17, 2009
Director
/s/ Craig A. Bradford, DMD
Craig A. Bradford, DMD	Director	March 17, 2009
/s/ Bethany L. Overton
Bethany L. Overton	Director	March 17, 2009
/s/ George R. Kurz
George R. Kurz	Director	March 17, 2009
/s/ Vinod K. Thukral, Ph.D.
Vinod K. Thukral, Ph.D.	Director	March 17, 2009
/s/ William M. Salters
William M. Salters	Treasurer, Principal Financial Officer and Principal Accounting Officer	March 17, 2009

EXHIBIT INDEX

Exhibit	Description of Exhibit

21	Subsidiaries of Britton & Koontz Capital Corporation

23	Consent of Independent Registered Public Accountants

31.1	Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002