Form 10-Q
period 2009-05-05
BRITTON & KOONTZ CAPITAL CORP
filed 2009-05-07
CIK 707604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2009

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,126,466 Shares of Common Stock, Par Value $2.50, were outstanding as of May 1, 2009.

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

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF

A S S E T S

	March 31,	December 31,
ASSETS:	2009	2008
Cash and due from banks:
Non-interest bearing	$5,267,149	$6,752,462
Interest bearing	199,584	199,081
Total cash and due from banks	5,466,733	6,951,543

Federal funds sold	89,615	-
Investment Securities:
Available-for-sale (amortized cost, in 2009 and 2008,
of $109,543,621 and $108,548,988, respectively)	113,955,401	111,895,476
Held-to-maturity (market value, in 2009 and 2008,
of $53,537,898 and $54,843,091, respectively)	52,885,777	54,815,013
Equity securities	4,014,700	4,009,938
Loans, less allowance for loan losses of $2,965,836
in 2009 and $2,397,802 in 2008	218,686,793	223,113,495
Bank premises and equipment, net	6,740,057	6,922,835
Other real estate, net of reserves of $233,400 in 2009 and $198,390 in 2008	1,419,409	919,204
Accrued interest receivable	1,985,581	2,080,693
Cash surrender value of life insurance	1,069,819	1,055,627
Core Deposits, net	531,138	558,042
Other assets	895,708	754,959

TOTAL ASSETS	$407,740,731	$413,076,825

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31,	December 31,
LIABILITIES:	2009	2008
Deposits
Non-interest bearing	$48,479,421	$51,119,827
Interest bearing	213,012,064	206,094,593
Total deposits	261,491,485	257,214,420

Federal Home Loan Bank advances	45,767,931	54,939,931
Securities sold under repurchase agreements	51,179,061	51,633,835
Accrued interest payable	1,073,221	1,167,525
Advances from borrowers for taxes and insurance	166,230	313,810
Accrued taxes and other liabilities	2,471,254	3,111,235
Junior subordinated debentures	5,155,000	5,155,000
Total liabilities	367,304,182	373,535,756

STOCKHOLDERS' EQUITY:
Common stock - $2.50 par value per share;
12,000,000 shares authorized; 2,140,966 and 2,132,466 issued and
2,126,466 and 2,117,966 outstanding, for March 31, 2009, and
December 31, 2008, respectively	5,352,415	5,331,165
Additional paid-in capital	7,386,824	7,319,282
Retained earnings	25,188,499	25,049,749
Accumulated other comprehensive income	2,766,186	2,098,248
	40,693,924	39,798,444
Cost of 14,500 shares of common stock held by the company	(257,375)	(257,375)
Total stockholders' equity	40,436,549	39,541,069

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$407,740,731	$413,076,825

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2009	2008
INTEREST INCOME:
Interest and fees on loans	$3,354,974	$4,287,749
Interest on investment securities:
Taxable interest income	1,685,346	1,129,188
Exempt from federal taxes	425,093	417,152
Interest on federal funds sold	89	2,199
Total interest income	5,465,502	5,836,288

INTEREST EXPENSE:
Interest on deposits	1,066,179	1,642,637
Interest on Federal Home Loan Bank advances	111,117	213,963
Interest on trust preferred securities	57,496	96,000
Interest on securities sold under repurchase agreements	516,213	553,155
Total interest expense	1,751,005	2,505,755

NET INTEREST INCOME	3,714,497	3,330,533

Provision for loan losses	700,000	120,000

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	3,014,497	3,210,533

OTHER INCOME:
Service charges on deposit accounts	407,440	401,116
Income from fiduciary activities	611	999
Income from networking arrangements	22,210	29,016
Gain/(loss) on sale of mortgage loans	46,099	58,514
Gain/(loss) on sale of securities	-	148,116
Other	142,489	145,674
Total other income	618,849	783,435

OTHER EXPENSES:
Salaries	1,368,283	1,426,583
Employee benefits	190,567	184,852
Director fees	36,250	46,150
Net occupancy expense	222,112	228,531
Equipment expenses	296,845	301,143
FDIC assessment	115,355	7,423
Advertising	56,559	54,151
Stationery and supplies	38,654	44,381
Audit expense	60,250	55,743
Other real estate expense (includes losses on sale)	58,742	11,817
Amortization of deposit premium	26,904	26,904
Other	479,065	473,913
Total other expenses	2,949,586	2,861,591

INCOME BEFORE INCOME TAX EXPENSE	683,760	1,132,377

Income tax expense	83,745	286,270

NET INCOME	$600,015	$846,107

EARNINGS PER SHARE DATA:

Basic earnings per share	$0.28	$0.40
Basic weighted shares outstanding	2,122,027	2,117,966
Diluted earnings per share	$0.28	$0.40
Diluted weighted shares outstanding	2,122,199	2,118,750
Cash dividends per share	$0.18	$0.18

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

					Accumulated
	Common Stock		Additional		Other		Total
			Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

Balance at December 31, 2007	2,117,966	$5,331,165	$7,305,970	$23,071,921	$349,184	$(257,375)	$35,800,865
Comprehensive Income:
Net income	-	-	-	846,107	-	-	846,107

Other comprehensive income (net of tax):
Net change in unrealized gain/(loss)
on securities available for sale, net
of taxes of $312,699	-	-	-	-	525,636	-	525,636
Other Comprehensive gains from
derivates, net of reclassification
adjustment of $(69,545)	-	-	-	-	(116,903)	-	(116,903)
Total Comprehensive income							1,254,840
Cash Dividend paid $0.18 per share	-	-	-	(381,234)	-	-	(381,234)
Fair Value unexercised stock options	-	-	3,328	-	-	-	3,328
Balance at March 31, 2008	2,117,966	$5,331,165	$7,309,298	$23,536,795	$757,917	$(257,375)	$36,677,800

Balance at December 31, 2008	2,117,966	$5,331,165	$7,319,282	$25,049,749	$2,098,248	$(257,375)	$39,541,069
Comprehensive Income:
Net income	-	-	-	600,015	-	-	600,015

Other comprehensive income (net of tax):
Net change in unrealized gain/(loss)
on securities available for sale, net
of taxes of $397,354	-	-	-	-	667,937	-	667,937
Total Comprehensive income							1,267,952
Cash Dividend paid $0.18 per share	-	-	-	(381,234)	-	-	(381,234)
Common stock issued	8,500	21,250	65,450	-	-	-	86,700
Unearned compensation	-	-	-	(80,030)	-	-	(80,030)
Fair Value unexercised stock options	-	-	2,092	-	-	-	2,092
Balance at March 31, 2009	2,126,466	$5,352,415	$7,386,824	$25,188,499	$2,766,186	$(257,375)	$40,436,549

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED MARCH 31,

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$600,015	$846,107
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Deferred income taxes	(270,428)	(34,608)
Provision for loan losses	700,000	120,000
Provision for losses on foreclosed real estate	35,010	35,010
Provision for depreciation	191,154	210,285
Stock dividends received	(3,500)	(23,000)
(Gain)/loss on sale of other real estate	6,411	(32,694)
(Gain)/loss on sale of mortgage loans	(46,099)	(58,514)
(Gain)/loss on sale of investment securities	-	(148,116)
(Gain)/loss on sale of other securities	(1,262)	-
Net amortization (accretion) of securities	(16,441)	(26,631)
Amortization of deposit premium	26,904	26,904
Writedown of other real estate	15,000	-
Proceeds from sales, maturities and paydowns
of trading securities	-	19,349,806
Net change in:
Accrued interest receivable	95,112	319,301
Cash surrender value	(14,192)	(13,739)
Other assets	(389,343)	(283,462)
Unearned compensation	(80,031)	-
Accrued interest payable	(94,304)	(238,920)
Accrued taxes and other liabilities	(518,309)	54,552

Net cash provided by (used in) operating activities	235,697	20,102,281

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase)/decrease in federal funds sold	(89,615)	88,406
Proceeds from sales, maturities and paydowns of securities:
Available-for-sale	6,761,262	2,983,919
Held-to-maturity	1,922,188	584,248
Purchase of securities:
Available-for-sale	(7,732,408)	-
Held-to-maturity	-	(14,811,294)
(Increase)/decrease in loans	3,211,274	(7,443,990)
Proceeds from sale and transfers of other real estate	4,900	299,808
Purchase of premises and equipment	(8,376)	(31,393)

Net cash provided by (used in) investing activities	4,069,225	(18,330,296)

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED MARCH 31,
(continued)

	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES
Increase /(decrease) in customer deposits	4,203,342	2,079,916
Increase /(decrease) in brokered deposits	73,722	(5,844,612)
Increase /(decrease) in securities sold under
repurchase agreements	(454,774)	1,052,178
Increase /(decrease) in FHLB advances	(9,172,000)	(506,080)
Increase /(decrease) in advances from borrowers
for taxes and insurance	(147,580)	(154,269)
Cash dividends paid	(381,234)	(381,234)
Common stock issued	86,700	-
Fair value of unexercised stock options	2,092	3,328

Net cash provided by (used in) financing activities	(5,789,732)	(3,750,773)

NET INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS	(1,484,810)	(1,978,788)

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	6,951,543	8,732,307

CASH AND DUE FROM BANKS AT END OF PERIOD	$5,466,733	$6,753,519

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Cash paid during the period for interest	$1,845,309	$2,744,676
Cash paid during the period for income taxes	$735,773	$193,452

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

Change in unrealized gains (losses)
on securities available for sale	$1,065,291	$838,335

Change in the deferred tax effect in unrealized
gains (losses) on securities available for sale	$397,354	$312,699

Change in unrealized gains (losses) on derivative	$-	$(186,448)

Change in the deferred tax effect in
unrealized gains (losses) on derivative	$-	$(69,545)

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

Note A.  Basis of Presentation

The consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 2008, has been derived from the audited financial statements of the Company for the year then ended.  The accompanying interim consolidated financial statements as of March 31, 2009, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the Company’s financial position and operating results as of and for the periods presented.  Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

Note B.  Interest Rate Risk Management

On August 10, 2007, the Bank entered into a 5 year, no-call 2-year Structured Repurchase Agreement with JP Morgan Chase Bank, N.A. (“Chase”) for $20 million.  Terms of the transaction call for the Bank to pay a fixed rate of 4.82%.  In the first two years such rate is subject to reduction if 3-Month LIBOR is greater than 5.36% measured two business days prior to the 10th of each February, May, August and November.  Accordingly, during this two-year no-call period, the Bank’s cost of funds cannot exceed the initial rate of 4.82%.  On November 13, 2007, the Company entered into a 5 year, no-call 3-year Structured Repurchase Agreement with Chase for an additional $20 million.  Terms of the transaction call for the Bank to pay a fixed rate of 4.71%.  In the first three years such rate is subject to reduction if 3-Month LIBOR is greater than 4.90% measured two business days prior to the 13th of each February, May, August and November.  Accordingly, during this three year no-call period, the Bank’s cost of funds cannot exceed the initial rate of 4.71%.  Chase, in its discretion, may terminate the transactions on August 10, 2009 and November 13, 2010, respectively, and quarterly thereafter.  The Bank is required to maintain a margin percentage of 105% on the subject securities to both transactions.  These agreements with Chase were entered into as a means of adding additional leverage and to lock in a fixed rate for a certain period of time.  Additionally, both transactions carry a cap embedded into the interest rate that protects the Company in the case of adverse interest rate increases.

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

Loans held-for-sale are primarily thirty year and fifteen year fixed rate, one to four family real estate loans which are valued at the lower of cost or market, as determined by outstanding commitments from investors or current investor yield requirements, calculated on an individual basis.  These loans are sold to protect earnings and equity from undesirable shifts in interest rates.  Unrealized losses on loans held-for-sale, if any, are charged against income in the period of decline.  Such declines are recorded in a valuation allowance account and deducted from the cost basis of the loans.  Gains on loans held-for-sale are recognized when realized.  At March 31, 2009, the Company did not have any loans held-for-sale.

At least annually, all loans held in the portfolio are analyzed and compiled as to the individual characteristics of each loan.  If at any time a decision is made to sell any loan in the portfolio, such loan is reclassified as held-for-sale and carried at the lower of cost or market.

Note D.  Junior Subordinated Debentures

On March 26, 2003, the Company finalized its participation in FTN Financial Capital Market’s and Keefe, Bruyette & Woods’ pooled trust preferred offering.  The Company established Britton & Koontz Statutory Trust # 1 which issued 5,000 capital securities and 155 common securities with an aggregate liquidation amount of $5 million and $155 thousand, respectively.  The term of the capital securities and debentures is 30 years, callable after 5 years at the option of the Company.  The initial interest rate was 4.41%, adjusting quarterly at 3-Month LIBOR plus 3.15% and capped at 11.75%.  The interest rate at March 31, 2009, was 4.38%.   The securities are currently callable on a quarterly basis.

Note E.  Loan Commitments

In the ordinary course of business, the Company enters into commitments to extend credit to its customers.  Letters of credit at both March 31, 2009, and December 31, 2008, were $3.6 million.  As of March 31, 2009, the Company had entered into other commercial and residential loan commitments with certain customers that had an aggregate unused balance of $52.0 million, a slight decrease from $52.1 million at December 31, 2008.  This compares with loan commitments of $59.3 million and $58.4 million at March 31, 2008, and December 31, 2007, respectively.  Because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire, the balances on such commitments should not be used to project actual future liquidity requirements.  However, the Company does incorporate expectations about the level of draws under all credit-related commitments into its funds management process.

Note F.  Earnings per Share

Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding.  The computation of diluted income per share assumes the exercise of all outstanding securities potentially convertible into common stock, including options granted, unless the effect is anti-dilutive.  The effect will be anti-dilutive when the exercise price per share of an option exceeds the current market price for a share of Company stock.  The Company accounts for its options under the recognition and measurement of fair value provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payment.”  The Company uses the Black-Scholes method for valuing stock options.  The following information sets forth the computation of earnings per share for the three months ended March 31, 2009 and 2008.

	For the three months ended March 31,
	2009	2008
Basic weighted average shares outstanding	2,122,027	2,117,966
Dilutive effect of granted options	172	784

Diluted weighted average shares outstanding	2,122,199	2,118,750
Net income	$600,015	$846,107
Net income per share-basic	$0.28	$0.40
Net income per share-diluted	$0.28	$0.40

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to present a review of the major factors affecting the financial condition and results of operations of Britton & Koontz Capital Corporation (the “Company”) and its wholly-owned subsidiary, Britton & Koontz Bank, N.A. (the “Bank”), as of March 31, 2009, as compared to the Company’s financial condition as of December 31, 2008, and the results of operations of the Company for the three-month period ended March 31, 2009, as compared to the corresponding period in 2008.

Summary

On April 24, 2009, the Company announced net income and earnings per share for the quarter ended March 31, 2009, of $600 thousand and $.28 per diluted share, respectively, compared to $846 thousand and $.40 per diluted share for the quarter ended March 31, 2008.  The decrease in earnings in the first quarter of 2009 as compared to the same period in 2008 is primarily attributable to the Company’s increase in the provision to the allowance for loan losses by $580 thousand in the first quarter of 2009.  Also, costs associated with FDIC premium assessments in the first quarter of 2009 increased $108 thousand over the same period in 2008.  During the first quarter of 2009, the Company experienced increases in its nonperforming assets, primarily in its Mississippi markets, which prompted the additional provision expense.

Assets declined $5.3 million during the first quarter of 2009 to $407.7 million as loan demand weakened and the Company’s 1-4 family residential portfolio continued to pay down as expected.  Investment securities were $170.9 million at March 31, 2009, compared to $170.7 million at December 31, 2008.  Loans declined $3.9 million to $221.7 million at March 31, 2009, from $225.5 million at December 31, 2008.  Deposits increased $4.3 million to $261.5 million at March 31, 2009 from $257.2 million at December 31, 2008, while borrowings from the Federal Home Loan Bank (“FHLB”) declined $9.2 million to $45.8 million.   Total stockholders’ equity increased $896 thousand to $40.4 million at March 31, 2009, from $39.5 million at December 31, 2008.

The Bank’s provision for loan losses for the three month period ending March 31, 2009, was increased to $700 thousand, compared to $120 thousand during the same period in 2008.  As stated earlier, the increase in provision was in response to increases in non-performing assets after December 31, 2008.  Total non-performing assets ended the first quarter of 2009 at $7.3 million compared to $5.0 million at December 31, 2008.  Approximately $4.0 million of the nonaccrual loans are two commercial real estate loans.  Both are subject to formal forbearance agreements, which are described in more detail in the “Asset Quality” section below.

Non-performing assets as a percent of average assets increased to 1.78% at March 31, 2009, from 1.25% at December 31, 2008.  The allowance for loan losses ended the first quarter of 2009 at $3.0 million, or 1.34% of loans, compared to $2.4 million, or 1.06% of loans, at December 31, 2008.  Other real estate at March 31, 2009 was $1.4 million compared to $919 thousand at December 31, 2008.  One property included in other real estate in the amount of $534 thousand has been contracted for sale in the second quarter of 2009.

The Company continues to focus on credit issues and asset quality. Management believes that it has strengthened the Company’s underwriting and loan review process; it has also undertaken a rigorous inspection of the Company’s portfolio management process.  Even though the Company’s asset quality ratios have increased during the first quarter, the Company expects its portfolio management, including improved underwriting standards and early involvement in problem loans, to contribute to a more consistent and effective credit culture.

The Company has executed a purchase agreement on a second location in its Baton Rouge, Louisiana market.  Under current plans, this location will operate as a specialty branch focusing on mortgage and commercial loan origination as well as offering wealth management and other private banking services.

Financial Condition

Investment Securities

The Company’s investment portfolio at March 31, 2009, consisted of mortgage-backed and municipal securities.  Investment securities that are classified as held-to-maturity (“HTM”) are accounted for by the amortized cost method while securities in the available-for-sale (“AFS”) category are accounted for at fair value.  Changes in value of the AFS securities are recorded in the equity section of the balance sheet in “accumulated other comprehensive income.”

Management determines the classification of its securities at acquisition.  Total HTM and AFS   investment securities remained relatively stable as cash flows of approximately $9.8 million were offset by new purchases of nearly $8.0 million and increases in fair value of $1.1 million.  Total HTM and AFS securities at March 31, 2009, were $52.9 million and $114.0 million, respectively, compared to $54.8 million and $111.9 million, respectively, at December 31, 2008.  Equity securities ended both periods at $4.0 million   At March 31, 2009, equity securities were comprised primarily of Federal Reserve Bank stock of $522 thousand, FHLB stock of $3.2 million, ECD Investments, LLC (“ECD”) membership interests of $100 thousand and the Company’s $155 thousand investment in B&K Statutory Trust.

The amortized cost of the Bank’s investment securities, including HTM and AFS securities, at March 31, 2009 and December 31, 2008, are summarized below.

COMPOSITION OF INVESTMENT PORTFOLIO (Amortized Cost)

	03/31/09	12/31/08
Mortgage-Backed Securities	$123,827,837	$123,834,755
Obligations of State and
Political Subdivisions	38,601,561	39,529,246
Total	$162,429,398	$163,364,001

Loans

Total loans decreased $3.9 million to $221.7 million at March 31, 2009, from $225.5 million at December 31, 2008, due to decreases in the commercial loan portfolio of $2.5 million and normal paydowns in the residential mortgage portfolio of $1.4 million.  Total loans to deposit ratio was 84.8% at March 31, 2009, compared to 87.7% at December 31, 2008. The following table presents the Bank’s loan portfolio composition at March 31, 2009, and December 31, 2008.

COMPOSITION OF LOAN PORTFOLIO

	03/31/09	12/31/08
Commercial, financial & agricultural	$25,784,000	$25,128,000
Real estate-construction	27,839,000	30,910,000
Real estate-1-4 family residential	60,645,000	65,312,000
Real estate-other	101,456,000	97,952,000
Installment	5,826,000	6,038,000
Other	103,000	171,000
Total loans	$221,653,000	$225,511,000

The Company’s loan portfolio at March 31, 2009, had no significant concentrations of loans other than in the categories presented in the table above.

Bank Premises

There have been no material changes in the Company’s premises since December 31, 2008.  The Company has executed a purchase agreement for a second location in its Baton Rouge, Louisiana market.  This transaction is expected to close in May 2009.  The Company plans for this new location to house a specialty branch, focusing on mortgage and commercial loan origination as well as wealth management and other private banking activities.

Asset Quality

Nonperforming assets, including non-accrual loans of $5.4 million, other real estate of $1.4 million and loans 90 days or more delinquent of $516 thousand, increased $2.3 million to $7.3 million at March 31, 2009, from $5.0 million at year-end.  The increase is due primarily to one commercial credit in the amount of $2.7 million that was classified as nonperforming in the first quarter of 2009.  The new credit, together with one other existing nonperforming loan, accounted for almost 75% of the total nonaccrual loan portfolio at March 31, 2009.  Both of these credits are secured by commercial real estate and are under formal forbearance agreements.  Under each of these agreements, the Company has agreed to refrain from foreclosing on the collateral securing the loan provided that the relevant borrower complies with the forbearance agreement’s terms, which include the obligation to repay principal and interest on the loan.  Each borrower is currently in compliance with the terms of its forbearance agreement. The higher non-accruals pushed the Bank’s ratio of nonperforming loans to total loans to 2.66% at March 31, 2009, from 1.81% at December 31, 2008.  A breakdown of nonperforming assets at March 31, 2009, and December 31, 2008, is shown below.

BREAKDOWN OF NONPERFORMING ASSETS

	03/31/09	12/31/08
	(dollars in thousands)
Nonaccrual loans by type:
Real estate	$5,179	$3,364
Installment	79	86
Commercial and all other loans	113	118
Total nonaccrual loans	5,371	3,568
Loans past due 90 days or more	516	518
Total nonperforming loans	5,886	4,086
Other real estate owned (net)	1,419	919
Total nonperforming assets	$7,306	$5,005
Nonperforming loans as a percent of loans, net of unearned interest and loans held for sale	2.66%	1.81%

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated through a provision for loan losses charged against operations and is maintained at a level that management considers adequate to absorb losses in the loan portfolio.  The allowance is subject to change as management re-evaluates the adequacy of the allowance on a quarterly basis.  Management’s judgment in determining the adequacy of the allowance is inherently subjective and is based on the evaluation of individual loans, the known and inherent risk characteristics and size of the loan portfolios, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience, review of regulatory authority examination reports, evaluations of specific loans and other relevant factors.   The Bank risk rates each loan at the initiation of the transaction and risk ratings are reviewed and changed, when necessary, during the life of the loan.  Loans assigned higher risk ratings are monitored more closely by management.

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

Based upon this evaluation, management believes the allowance for loan losses of $3.0 million at March 31, 2009, which represents 1.34% of gross loans, is adequate, under prevailing economic conditions, to absorb probable losses on existing loans.  At March 31, 2009, total reserves included specific reserves of $1.5 million, general reserves of $1.1 million and unallocated reserves of $401 thousand.  At December 31, 2008, the allowance for loan loss was $2.4 million, or 1.06% of gross loans.

Provision for Loan Losses

The provision for loan losses is a charge to earnings to maintain the allowance for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current and expected economic conditions.  The provision for the three months ended March 31, 2009, was increased to $700 thousand from $120 thousand in the same period in 2008.  The increase in provision was added in response to increases in nonaccrual loans since December 31, 2008, as discussed above.  Net charge-offs declined in the first quarter of 2009 to $132 thousand from $175 thousand during the same period in 2008.

The Company regularly reviews the allowance account in an effort to maintain it at an adequate level and collects necessary data to make a proper provision expense to earnings.  Based upon this evaluation, and considering the net charge-offs in the 1st quarter of 2009 and possible charge-offs in the 2nd quarter, management currently believes that a provision for loan losses of approximately $250 thousand for the second quarter of 2009 will be adequate to provide coverage for possible loan losses that may be inherent in the loan portfolio.  The following table details the allowance activity for the three months ended March 31, 2009 and 2008:

ACTIVITY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

	03/31/09	03/31/08
	(dollars in thousands)
Balance at beginning of period	$2,398	$2,431
Charge-offs:
Real Estate	(153)	(259)
Commercial	-	(45)
Installment and other	(2)	(14)
Recoveries:
Real Estate	4	4
Commercial	15	105
Installment and other	4	34
Net (charge-offs)/recoveries	(132)	(175)
Provision charged to operations	700	120
Balance at end of period	$2,966	$2,376
Allowance for loan losses as a percent of loans, net of unearned interest and loans held for sale	1.34%	1.03%
Net charge-offs as a percent of average loans	.06%	.08%

Potential Problem Loans

At March 31, 2009, the Company had no loans, other than those balances incorporated in the above tables, which management had significant doubts as to the ability of the borrower to comply with current repayment terms.

Deposits

Total deposits increased $4.3 million from $257.2 million at December 31, 2008, to $261.5 million at March 31, 2009.  The increase in total deposits is due primarily to additional public deposits from the Natchez Adams County School District resulting from the bid won in mid-2008.  The composition of the Company’s deposits is described in the following table.

COMPOSITION OF DEPOSITS

	03/31/09	12/31/08
Non-Interest Bearing	$48,479,421	$51,119,827
NOW Accounts	55,232,497	48,338,323
Money Market Deposit Accounts	34,027,022	33,662,518
Savings Accounts	18,942,242	17,736,516
Certificates of Deposit	104,810,303	106,357,236
Total Deposits	$261,491,485	$257,214,420

Borrowings

Total bank borrowings, including FHLB advances, federal funds purchased and customer and structured repurchase agreements, decreased $9.6 million to $96.9 million at March 31, 2009, compared to $106.6 million at December 31, 2008.  The decrease in borrowed funds is due primarily to the increase in deposits as a funding source, which allowed to the Company to decrease its reliance on borrowings to meet its liquidity needs.  The Company includes in these borrowings balances that the Company has pursuant to agreements with local depositors to sweep overnight funds from their commercial deposit accounts.  Because of the nature of the agreements, these sweep accounts are included as borrowings rather than local customer deposits; these amounts are classified as repurchase agreements and included under the “Securities sold under repurchase agreements” line item on the Company’s balance sheet.  Management believes these accounts perform more like a core deposit rather than a bank obligation.

Capital

Stockholders' equity totaled $40.4 million at March 31, 2009, compared to $39.5 million at December 31, 2008.  Earnings of $600 thousand and a $668 thousand change in unrealized losses in the AFS investment portfolio were offset by $381 thousand in dividends paid.

The Company and Bank maintained a total capital to risk weighted assets ratio of 17.79% and 16.03%, respectively, a Tier 1 capital to risk weighted assets ratio of 16.62% and 14.86%, respectively, and a leverage ratio of 10.31% and 9.26%, respectively, at March 31, 2009.  These levels substantially exceed the minimum requirements of bank regulatory agencies for well-capitalized institutions of 10.00%, 6.00% and 5.00%, respectively.  Components of comprehensive income are excluded from the calculation of capital ratios.  The ratio of shareholders' equity to assets increased to 9.9% at March 31, 2009, compared to 9.6% at December 31, 2008.

Off-Balance Sheet Arrangements

There have been no changes in the Company’s off-balance sheet arrangements during the three months ended March 31, 2009.  See Note B and Note E to the Company’s consolidated financial statements for a description of the Company’s off-balance sheet arrangements.

Results of Operations

Net Interest Income and Net Interest Margin

One of the largest components of the Company’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds.  The net interest margin is net interest income expressed as a percentage of average earning assets.

Net interest income increased $383 thousand to $3.7 million for the three months ended March 31, 2009, compared to the same period in 2008.  The increase is due to growth in net earning assets, which added approximately $480 thousand to net interest income over the prior period, offset by approximately $97 thousand due to changes in interest rates.  The growth in net interest income is evidenced mainly by the increase in average assets to $409 million at March 31, 2009, primarily from additional investment security purchases.  Average investment securities increased $51 million from $120 million at March 31, 2008, to $171 million at March 31, 2009, as the Company took advantage of a more desirable yield curve and the lower interest rate environment.  The Company’s net interest margin remained relatively stable, decreasing only 5 basis points to 3.77% at March 31, 2009, from 3.82% at March 31, 2008.

Non-Interest Income/ Non-Interest Expense

                Non-interest income ended March 31, 2009, at $619 thousand compared to $783 thousand at March 31, 2008.  The difference was primarily due to a gain of $148 thousand from the sale of the Company’s trading investment security portfolio in the first quarter of 2008. Non-interest expense increased $88 thousand as compared to the first quarter of 2008 and ended the first quarter of 2009 at $2.9 million.  A $108 thousand increase in FDIC premiums and an increase in other real estate expenses of $47 thousand were offset by lower personnel, occupancy and equipment costs.

Income Taxes

The Company recorded income tax expense of $84 thousand for the three months ended March 31, 2009, compared to $286 thousand for the same period in 2008.  The decreased tax expense was due primarily to the tax effects resulting from the additional $500 thousand in the provision for loan losses in the first quarter of 2009.

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

The Company’s cash and cash equivalents decreased $1.5 million to $5.5 million at March 31, 2009, from $7.0 million at December 31, 2008.  Cash provided by operating and investing activities during the first quarter of 2009 was $315 thousand and $4.1 million, respectively, while financing activities used $5.9 million over the same period.

At March 31, 2009, the Company had unsecured federal funds lines with correspondent banks of $44 million and maintained the ability to draw on its available line of credit with the FHLB in the amount of approximately $35 million.  In addition to these lines of credit, the bank had approximately $66 million in liquid assets including unencumbered investment securities available for collateralized borrowing and approximately $50 million available from the brokered CD market.  Capital expenditures of approximately $900 thousand for the acquisition and development of a second Baton Rouge location are expected to primarily come from cash provided by operating activities.  Management believes it maintains adequate liquidity for the Company’s current needs and does not expect the expenditures associated with the development of its new Baton Rouge location to negatively affect its strong liquidity position.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

No disclosure is required hereunder as the Company is a “smaller reporting company,” as defined in Item 10(f) (1) of Regulation S-K.

 Item 4T. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer of the Company (“CEO”) and the Chief Financial Officer of the Company (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2009.  Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s SEC reports.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s ability to pay dividends to its shareholders is substantially dependent on the ability of the Bank to transfer funds to the Company in the form of dividends, loans and advances.  Federal law imposes limitations on the payment of dividends by national banks.  Under federal law, the directors of a national bank, after making proper deduction for all expenses and other deductions required by the Comptroller of the Currency, may credit net profits to the bank’s undivided profits account and may declare a dividend from that account of so much of the net profits as they judge expedient.  The Comptroller and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings.  The Bank’s ability to pay dividends to the Company is also limited by prudence, statutory and regulatory guidelines and a variety of other factors. At March 31, 2009, retained earnings available for payment of cash dividends under applicable dividend regulations exceeded $5.2 million.

Certain restrictions also exist on the ability of the Bank to transfer funds to the Company in the form of loans.  Federal Reserve regulations limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations.  At March 31, 2009, the maximum amount available for transfer from the Bank to the Company in the form of loans on a secured basis was $4.2 million.  There were no loans outstanding from the Bank to the Company at March 31, 2009.

Item 6.     Exhibits

Exhibit		Description of Exhibit

3.1	*
Amended and Restated Articles of Incorporation of Britton & Koontz Capital Corporation, incorporated by reference to Exhibit 3.01 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“Commission”) on February 20, 2009.

3.2	*	By-Laws of Britton & Koontz Capital Corporation, as amended, incorporated by reference to Exhibit 3.2 to Company’s Current Report on Form 8-K filed with the Commission on October 22, 2008.

4.1	*
Shareholder Rights Agreement dated June 1, 1996 between Britton & Koontz Capital Corporation and Britton & Koontz First National Bank, as Rights Agent, incorporated by reference to Exhibit 4.3 to Company’s Registration Statement on Form S-8, Registration No. 333-20631, filed with the Commission on January 29, 1997, as amended by Amendment No. 1 to Rights Agreement dated as of August 15, 2006, incorporated by reference to Exhibit 4.2 to Company’s Current Report on Form 8-K filed with the Commission on August 17, 2006.

10.1	*
Executive Employment Agreement dated as of February 19, 2009 between the Company and W. Page Ogden, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the Commission on February 20, 2009.

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

BRITTON & KOONTZ CAPITAL CORPORATION

Date:  May 7, 2009                                                               /s/ W. Page Ogden
W. Page Ogden
Chief Executive Officer

Date:  May 7, 2009                                                               /s/ William M. Salters
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