Form 10-Q
period 2009-08-06
BRITTON & KOONTZ CAPITAL CORP
filed 2009-08-07
CIK 707604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2009
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,126,466 Shares of Common Stock, Par Value $2.50, were outstanding as of August 1, 2008.

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

Certification of Chief Financial Officer as required pursuant to section 906 of the Sarbanes Oxley Act of 2002

PART I                      FINANCIAL INFORMATION

Item 1.                            Financial Statements

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF

A S S E T S

	June 30,	December 31,
ASSETS:	2009	2008
Cash and due from banks:
Non-interest bearing	$4,445,835	$6,752,462
Interest bearing	1,166,905	199,081
Total cash and due from banks	5,612,740	6,951,543

Federal funds sold	2,271	-
Investment Securities:
Available-for-sale (amortized cost, in 2009 and 2008,
of $98,434,796 and $108,548,988, respectively)	101,837,262	111,895,476
Held-to-maturity (market value, in 2009 and 2008,
of $54,279,205 and $54,843,091, respectively)	54,335,319	54,815,013
Equity securities	3,745,400	4,009,938
Loans, less allowance for loan losses of $2,832,499
in 2009 and $2,397,802 in 2008	221,933,777	223,113,495
Bank premises and equipment, net	7,647,347	6,922,835
Other real estate, net of reserves of $368,410 in 2009
and $198,390 in 2008	1,397,190	919,204
Accrued interest receivable	1,975,664	2,080,693
Cash surrender value of life insurance	1,079,941	1,055,627
Core Deposits, net	504,234	558,042
Other assets	1,181,807	754,959

TOTAL ASSETS	$401,252,952	$413,076,825

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
LIABILITIES:	2009	2008
Deposits
Non-interest bearing	$44,759,527	$51,119,827
Interest bearing	207,579,014	206,094,593
Total deposits	252,338,541	257,214,420

Federal Home Loan Bank advances	48,116,826	54,939,931
Securities sold under repurchase agreements	52,091,926	51,633,835
Accrued interest payable	1,045,067	1,167,525
Advances from borrowers for taxes and insurance	187,914	313,810
Accrued taxes and other liabilities	2,130,676	3,111,235
Junior subordinated debentures	5,155,000	5,155,000
Total liabilities	361,065,950	373,535,756

STOCKHOLDERS' EQUITY:
Common stock - $2.50 par value per share;
12,000,000 shares authorized; 2,140,966 and 2,132,466 issued and 2,126,466 and 2,117,966 outstanding, as of June 30, 2009,
and December 31, 2008, respectively	5,352,415	5,331,165
Additional paid-in capital	7,389,953	7,319,282
Retained earnings	25,568,663	25,049,749
Accumulated other comprehensive income	2,133,346	2,098,248
	40,444,377	39,798,444
Cost of 14,500 shares of common stock held by the company	(257,375)	(257,375)
Total stockholders' equity	40,187,002	39,541,069

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$401,252,952	$413,076,825

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
INTEREST INCOME:
Interest and fees on loans	$3,352,007	$3,978,285	$6,706,980	$8,266,035
Interest on investment securities:
Taxable interest income	1,538,807	1,264,720	3,224,154	2,393,908
Exempt from federal taxes	442,956	411,760	868,050	828,912
Interest on federal funds sold	31	896	120	3,095
Total interest income	5,333,801	5,655,661	10,799,304	11,491,950

INTEREST EXPENSE:
Interest on deposits	1,001,430	1,359,243	2,067,609	3,001,879
Interest on Federal Home Loan Bank advances	35,197	281,736	146,315	495,699
Interest on trust preferred securities	54,847	72,873	112,343	168,873
Interest on securities sold under repurchase agreements	525,117	530,670	1,041,330	1,083,825
Total interest expense	1,616,591	2,244,522	3,367,597	4,750,276

NET INTEREST INCOME	3,717,210	3,411,139	7,431,707	6,741,674

Provision for loan losses	250,000	120,000	950,000	240,000

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	3,467,210	3,291,139	6,481,707	6,501,674

OTHER INCOME:
Service charges on deposit accounts	418,969	435,796	826,409	836,912
Income from fiduciary activities	300	999	911	1,998
Income from networking arrangements	22,743	38,191	44,954	67,207
Gain/(loss) on sale of mortgage loans	64,097	62,563	110,197	121,077
Gain/(loss) on sale/matured securities	17,785	-	17,785	148,116
Other	112,051	116,186	254,540	261,860
Total other income	635,945	653,735	1,254,796	1,437,170

OTHER EXPENSES:
Salaries	1,320,155	1,363,781	2,688,439	2,790,364
Employee benefits	191,961	184,611	382,528	369,463
Director fees	37,295	37,450	73,545	83,600
Net occupancy expense	237,659	238,532	459,771	467,063
Equipment expenses	284,696	264,095	581,541	565,238
FDIC assessment	280,735	7,068	396,090	14,491
Advertising	74,257	46,164	130,815	100,316
Stationery and supplies	46,131	43,343	84,785	87,724
Audit expense	60,305	58,180	120,555	113,923
Other real estate expense (includes gains on sale)	138,675	47,669	197,418	59,486
Amortization of deposit premium	26,904	26,904	53,808	53,808
Other	462,333	488,770	941,398	962,683
Total other expenses	3,161,106	2,806,567	6,110,693	5,668,159

INCOME BEFORE INCOME TAX EXPENSE	942,049	1,138,307	1,625,810	2,270,685

Income tax expense	184,261	290,084	268,006	576,354

NET INCOME	$757,788	$848,223	$1,357,804	$1,694,331

EARNINGS PER SHARE DATA:

Basic earnings per share	$0.36	$0.40	$0.64	$0.80
Basic weighted shares outstanding	2,126,466	2,117,966	2,124,259	2,117,966

Diluted earnings per share	$0.36	$0.40	$0.64	$0.80
Diluted weighted shares outstanding	2,127,144	2,117,966	2,124,761	2,118,247

Cash dividends per share	$0.18	$0.18	$0.36	$0.36

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

					Accumulated
	Common Stock		Additional		Other		Total
			Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

Balance at December 31, 2007	2,117,966	$5,331,165	$7,305,970	$23,071,921	$349,184	$(257,375)	$35,800,865
Comprehensive Income:
Net income				1,694,331			1,694,331

Other comprehensive
income (net of tax):
Net change in unrealized gain/(loss)
on securities available for sale, net
of taxes for $(417,086)					(701,107)		(701,107)
Other Comprehensive gains from
derivatives, net of reclassification
adjustment of $(69,545)					(116,903)		(116,903)
Total Comprehensive income							876,321
Cash Dividend paid $0.36 per share				(762,468)			(762,468)
Fair Value unexercised stock options			6,656				6,656
Balance at June 30, 2008	2,117,966	$5,331,165	$7,312,626	$24,003,785	$(468,826)	$(257,375)	$35,921,375

Balance at December 31, 2008	2,117,966	$5,331,165	$7,319,282	$25,049,749	$2,098,248	$(257,375)	$39,541,069

Comprehensive Income:
Net income				1,357,804			1,357,804

Other comprehensive
income (net of tax):
Net change in unrealized gain/(loss)
on securities available for sale, net
of taxes of $20,880					35,098		35,098
Total Comprehensive income							1,392,902
Cash Dividend paid $0.36 per share				(765,528)			(765,528)
Common stock issued	8,500	21,250	65,450				86,700
Unearned compensation				(73,362)			(73,362)
Fair Value unexercised stock options			5,221				5,221
Balance at June 30, 2009	2,126,466	$5,352,415	$7,389,953	$25,568,663	$2,133,346	$(257,375)	$40,187,002

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,357,804	$1,694,331
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Deferred income taxes	(264,194)	(144,589)
Provision for loan losses	950,000	240,000
Provision for losses on foreclosed real estate	170,020	70,020
Provision for depreciation	370,038	383,892
Stock dividends received	(4,900)	(36,400)
(Gain)/loss on sale of other real estate	6,411	(32,694)
(Gain)/loss on sale of mortgage loans	(110,197)	(121,077)
(Gain)/loss on sale of investment securities	(17,785)	(148,116)
(Gain)/loss on sale of other securities	(1,262)	-
Net amortization (accretion) of securities	(9,137)	(46,264)
Amortization of deposit premium	53,808	53,808
Writedown of other real estate	83,435	-
Unearned compensation	(73,362)	-
Proceeds from sales, maturities and paydowns of trading securities	-	19,349,806
Net change in:
Accrued interest receivable	105,029	180,903
Cash surrender value	(24,314)	(23,162)
Other assets	(426,844)	354,609
Accrued interest payable	(122,458)	(436,154)
Accrued taxes and other liabilities	(737,245)	(639,172)

Net cash provided by (used in) operating activities	1,304,847	20,699,741

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase)/decrease in federal funds sold	(2,271)	245,192
Proceeds from sales, maturities and paydowns of securities:
Available-for-sale	17,858,375	5,956,954
Held-to-maturity	4,626,570	1,604,646
Redemption of FHLB stock	270,700	-
Purchase of FHLB stock	-	(1,304,500)
Purchase of securities:
Available-for-sale	(7,732,408)	(29,604,745)
Held-to-maturity	(4,131,731)	(15,651,563)
(Increase)/decrease in loans	(407,047)	(7,199,866)
Proceeds from sale and transfers of other real estate	9,109	511,808
Purchase of premises and equipment	(1,094,550)	(61,936)

Net cash provided by (used in) investing activities	9,396,747	(45,504,010)

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,

(Continued)

	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES
Increase /(decrease) in customer deposits	(4,964,633)	1,123,734
Increase /(decrease) in brokered deposits	88,752	(5,820,159)
Increase /(decrease) in securities sold under
repurchase agreements	458,091	3,288,806
Increase /(decrease) in FHLB advances	(6,823,105)	25,883,050
Increase /(decrease) in advances from borrowers
for taxes and insurance	(125,896)	(134,516)
Cash dividends paid	(765,528)	(762,468)
Common stock issued	86,700	-
Fair value of unexercised stock options	5,221	6,656

Net cash provided by (used in) financing activities	(12,040,398)	23,585,103

NET INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS	(1,338,804)	(1,219,166)

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	6,951,543	8,732,307

CASH AND DUE FROM BANKS AT END OF PERIOD	$5,612,740	$7,513,141

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$3,490,055	$5,186,431
Cash paid during the period for income taxes	$1,279,874	$871,438

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

Change in unrealized gains (losses)
on securities available for sale	$55,978	$(1,118,193)

Change in the deferred tax effect in unrealized
gains (losses) on securities available for sale	$20,880	$(417,086)

Change in unrealized gains (losses) on derivative	$-	$(186,448)

Change in the deferred tax effect in
unrealized gains (losses) on derivative	$-	$(69,545)

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND DECEMBER 31, 2008

Note A.  Basis of Presentation

The consolidated balance sheet for Britton & Koontz Capital Corporation (the “Company”) as of December 31, 2008, has been derived from the audited financial statements of the Company for the year then ended.  The accompanying interim consolidated financial statements as of June 30, 2009 and for the three and six months then ended, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the Company’s financial position and operating results as of and for the periods presented.  Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

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

Loans held-for-sale are primarily thirty year and fifteen year fixed rate, one to four family real estate loans which are valued at the lower of cost or market, as determined by outstanding commitments from investors or current investor yield requirements, calculated on an individual basis.  These loans are sold to protect earnings and equity from undesirable shifts in interest rates.  Unrealized losses on loans held-for-sale, if any, are charged against income in the period of decline.  Such declines are recorded in a valuation allowance account and deducted from the cost basis of the loans.  Gains on loans held-for-sale are recognized when realized.  At June 30, 2009, the Company did not have any loans held-for-sale.

Loans held in the portfolio periodically are analyzed and compiled as to the individual characteristics of each loan.  If at any time a decision is made to sell any loan in the portfolio, such loan is reclassified as held-for-sale and carried at the lower of cost or market.

Note D.  Junior Subordinated Debentures

On March 26, 2003, the Company finalized its participation in FTN Financial Capital Market’s and Keefe, Bruyette & Woods’ pooled trust preferred offering.  The Company established Britton & Koontz Statutory Trust # 1 which issued 5,000 capital securities and 155 common securities with an aggregate liquidation amount of $5 million and $155 thousand, respectively.  The term of the capital securities and debentures is 30 years.  The initial interest rate was 4.41%, adjusting quarterly at 3-Month LIBOR plus 3.15% and capped at 11.75%.  The interest rate at June 30, 2009, was 3.75%.   The securities are currently callable on a quarterly basis at the option of the Company.

Note E.  Loan Commitments

In the ordinary course of business, the Company enters into commitments to extend credit to its customers.  Letters of credit at June 30, 2009, and December 31, 2008, were $3.8 million and $3.6 million, respectively.  As of June 30, 2009, the Company had entered into other commercial and residential loan commitments with certain customers that had an aggregate unused balance of $62.3 million, up from $52.1 million at December 31, 2008.  Because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire, the balances on such commitments should not be used to project actual future liquidity requirements.  However, the Company does incorporate expectations about the level of draws under all credit-related commitments into its funds management process.

Note F.  Earnings per Share

Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding.  The computation of diluted income per share assumes the exercise of all outstanding securities potentially convertible into common stock, including options granted, unless the effect is anti-dilutive.  The effect will be anti-dilutive when the exercise price per share of an option exceeds the current market price for a share of Company stock.  The Company accounts for its options under the recognition and measurement of fair value provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payments.”  The Company uses the Black-Scholes method for valuing stock options.  On February 17, 2009, the Company awarded 8,500 shares of restricted common stock pursuant to its 2007 Long-Term Incentive Compensation Plan.  The shares are subject to a three-year holding period, commencing on the date of the award, during which the shares may not be sold, assigned, pledged or otherwise transferred.

The following information sets forth the computation of earnings per share for the three and six months ended June 30, 2009 and 2008.

	For the three months ended June 30,
	2009	2008
Basic weighted average shares outstanding	2,126,466	2,117,966
Dilutive effect of granted options	678	0
Diluted weighted average shares outstanding	2,127,144	2,117,966
Net income	$757,788	$848,223
Net income per share-basic	$0.36	$0.40
Net income per share-diluted	$0.36	$0.40

	For the six months ended June 30,
	2009	2008
Basic weighted average shares outstanding	2,124,259	2,117,966
Dilutive effect of granted options	502	281
Diluted weighted average shares outstanding	2,124,761	2,118,247
Net income	$1,357,804	$1,694,331
Net income per share-basic	$0.64	$0.80
Net income per share-diluted	$0.64	$0.80

Note G.  Fair Value

                   The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and Due From Banks - Fair value equals the carrying value of such assets.

Federal Funds Sold - Due to the short-term nature of this asset, the carrying value of this item approximates its fair value.

Investment Securities - Fair values for investment securities are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.  Investment securities also include equity securities that are not traded in an active market.  The fair value of these securities equals the carrying value of such assets.

Cash Surrender Value of Life Insurance - The fair value of this item approximates its carrying value.

Loans, Net - For variable-rate loans which reprice frequently, fair values are based on carrying values. Other variable-rate loans, fixed-rate commercial loans, installment loans, and mortgage loans are valued using discounted cash flows.  The discount rates used to determine the present value of these loans are based on interest rates currently being charged by the Bank on loans with comparable credit risk and terms.

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

 The estimated fair values of the Company's financial instruments, rounded to the nearest thousand, are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(dollars in Thousands)
Financial Assets:
Cash and due from banks	$5,613	$5,613	$6,951	$6,951
Investment securities:
Held-to-maturity	54,335	54,279	54,815	54,843
Available-for-sale	101,837	101,837	111,895	111,895
Equity securities	3,745	3,745	4,010	4,010
Cash surrender value of life insurance	1,080	1,080	1,056	1,056
Loans, net	221,934	224,111	223,114	224,428

Financial Liabilities:
Deposits	252,339	253,167	257,214	258,320
Short-term borrowings	44,117	44,108	54,121	54,107
Long-term borrowings	4,000	4,017	819	825
Securities sold under
repurchase agreements:
Retail	12,092	12,089	11,634	11,638
Structured	40,000	43,645	40,000	44,185
Junior subordinated debentures	5,155	5,155	5,155	5,155

	Face Amount	Fair Value	Face Amount	Fair Value
Other:
Commitments to extend credit	$62,321	$62,321	$52,133	$52,133
Standby letters of credit	3,774	3,774	3,575	3,575

                  The following provides the fair value hierarchy table required under Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” supplemented with information regarding the income statement changes in fair value of assets (for which the fair value option has been elected):

Fair Value Measurements at June 30, 2009: Description	Fair Value Measurements at June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available-for-sale	$101,837,262		$101,837,262

     Level 1 includes the most reliable sources, and includes quoted prices in active markets.  Level 2 includes observable inputs.  Observable inputs are defined in Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” to include “inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates)” as well as “inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).”  Level 3 includes unobservable inputs and should be used only when observable inputs are unavailable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to present a review of the major factors affecting the financial condition of Britton & Koontz Capital Corporation (the “Company”) and its wholly-owned subsidiary, Britton & Koontz Bank, N.A. (the “Bank”), as of June 30, 2009, as compared to the Company’s financial condition as of December 31, 2008, and the results of operations of the Company for the three and six month periods ended June 30, 2009, as compared to the corresponding periods of 2008.

SUMMARY

The Company’s net income for the three months ended June 30, 2009, was $758 thousand, or $0.36 per diluted share, compared to $848 thousand, or $0.40 per diluted share, for the quarter ended June 30, 2008.  For the six month period ended June 30, 2009, net income was $1.4 million, or $0.64 per diluted share, compared to $1.7 million, or $0.80 per diluted share, for the same period in 2008.

Earnings for the three and six months ended June 30, 2009 decreased as compared to the corresponding periods in 2008 primarily on account of the effects of increased Federal Deposit Insurance Corporation (“FDIC”) assessment rates in 2009, as well as the separate FDIC special assessment of $180 thousand expensed in the second quarter of 2009, which is payable on September 30, 2009.  The Company’s loan loss provision also increased in the first six months of 2009 as compared to the same period in 2008.  These increased expenses were partially offset by increases in net interest income.  The FDIC special assessment was assessed on all FDIC-insured banks as part of its efforts to recapitalize the Deposit Insurance Fund.  In addition, the FDIC increased the assessment rates for calculating deposit insurance premiums in 2009.  The special assessment reduced diluted earnings per share by $0.05 for the three and six month periods ended June 30, 2009, while the higher assessment rate reduced diluted earnings per share for the three and six months ended June 30, 2009, by $0.03 and $0.06, respectively.  The higher provision expense in the both the first and second quarter of 2009 negatively impacted diluted earnings per share by $0.04 and $0.21, respectively, for the three and six month periods ended June 30, 2009.

Total assets decreased $11.8 million from $413.1 million at December 31, 2008, to $401.3 million at June 30, 2009.  Cash and due from banks decreased $1.4 million to $5.6 million at June 30, 2009, from $7.0 million at December 31, 2008.  The available-for-sale investment securities portfolio decreased from December 31, 2008, by $10.0 million to $101.8 million at June 30, 2009, primarily from monthly cash flows exceeding additional purchases.  Total loans at June 30, 2009, decreased $745 thousand to $224.8 million since December 31, 2008.  Other real estate owned, net increased $478 thousand over the same period.  Since December 31, 2008, total deposits have decreased $4.9 million to $252.3 million at June 30, 2009.  Total borrowings decreased $6.4 million over the same period as investment cash flows were used to pay down debt.   Total stockholders’ equity increased $646 thousand to $40.2 million at June 30, 2009 from $39.5 million at December 31, 2008.

Overall asset quality has deteriorated slightly as the Company’s nonperforming assets have increased to $8.8 million at June 30, 2009, compared to $5.0 million at December 31, 2008.  Management believes the increases in nonperforming assets as compared to prior periods reflect the effects of the economic recession currently affecting the United States generally and the Company’s markets in particular.  Management intends to continue to ensure that its credit administration and loan underwriting processes remains disciplined and focused on the creditworthiness of new loan originations.  Despite the increases in problem assets, the Company expects its portfolio management process, including its underwriting standards and early involvement in problem loans, to allow it to mitigate further weakening of asset quality.  Management believes that it has identified the most significant troubled assets in its loan portfolio and is working to resolve the credit issues related to these assets as beneficially to the Company as possible.  Finally, management also believes that the Company’s asset quality measures remain in line with, if not better than, peer averages.  Further detail on the Company’s nonperforming assets may be found below under the heading “Asset Quality.”

Financial Condition

Assets

Investment Securities

The Company’s investment securities portfolio at June 30, 2009, was $159.9 million, a decrease of $10.8 million from December 31, 2008.  Investment securities consist of US government sponsored enterprise mortgage-backed securities and obligations of states and political subdivisions along with certain equity securities.  Investment securities that are deemed to be held-to-maturity are accounted for by the amortized cost method while securities in the available-for-sale category are accounted for at fair value with valuation adjustments recorded in the equity section of the balance sheet through other comprehensive income/ (loss).

Management determines the classification of its securities at acquisition.  Total held-to-maturity and available-for-sale securities decreased $10.5 million to $156.2 million at June 30, 2009.  The decrease in securities was due to normal pay-downs of mortgage-backed securities and reinvestment calls of municipal securities offset by additional municipal security purchases.  From time to time, the Company will prefund future cash flows that are expected from the current portfolio to take advantage of favorable interest rate spreads between the short-term funding and the investment securities purchased with such funding.  Under this prefunding strategy, the Company obtains short-term funding, typically from the Federal Home Loan Bank (“FHLB”), to acquire investment securities and then uses the cash flows generated by such securities in the subsequent two to three quarters to repay the short-term funding.  Due to the low interest rate environment during the second quarter of 2009, the Company was not able to utilize its prefunding strategy; as a result, the investment securities portfolio decreased.  However, the Company has had limited success in pre-investing anticipated municipal securities that have been called.  Equity securities, comprised primarily of Federal Reserve Bank stock of $522 thousand, FHLB stock of $2.9 million, the Company’s investment in its statutory trust of $155 thousand and ECD Investments, LLC membership interests of $100 thousand, decreased $265 thousand due to the mandatory redemption of FHLB stock.

The amortized cost of the Bank’s investment securities at June 30, 2009, and December 31, 2008, are summarized below.

COMPOSITION OF INVESTMENT PORTFOLIO (Amortized Cost)

	06/30/09	12/31/08
Mortgage-Backed Securities	$111,526,401	$123,834,755
Obligations of State and
Political Subdivisions	41,243,714	39,529,246
Total	$152,770,115	$163,364,001

Loans

Total loans remained relatively stable during the first six months of 2009, decreasing only $745 thousand from the balance at December 31, 2008.  Increases in loans of $6.4 million in the Company’s Baton Rouge, Louisiana market offset similar decreases in the Company’s Mississippi markets, mainly in the commercial real estate and residential portfolio.  As a result of lower mortgage rates, loans sold in the secondary market increased in the second quarter of 2009 by $2 million compared to the first quarter of 2009.  Further declines are expected to occur in the Company’s residential real estate portfolio, primarily in the Natchez market, as management plans to replace cash flows from these loans with higher yielding commercial loans mainly in Baton Rouge.  Management is aware that this transition will place pressure on loan volumes and in fact total loan volumes may continue to decline throughout the remainder of the year.

The ratio of total loans to total assets increased to 56.0% at June 30, 2009, compared to 54.6% at December 31, 2008.  At June 30, 2009, the loan to deposit ratio was 89.1% compared to 87.7% at December 31, 2008.  The following table presents the Bank’s loan portfolio composition at June 30, 2009, and December 31, 2008.

COMPOSITION OF LOAN PORTFOLIO
	06/30/09	12/31/08
Commercial, financial & agricultural	$25,559,000	$25,128,000
Real estate-construction	28,808,000	30,910,000
Real estate-1-4 family residential	56,567,000	65,312,000
Real estate-other	108,146,000	97,952,000
Installment	5,393,000	6,038,000
Other	293,000	171,000
Total loans	$224,766,000	$225,511,000

The Company’s loan portfolio at June 30, 2009, had no significant concentrations of loans other than in the categories presented in the table above.

Bank Premises

The Company closed on the purchase of a second location in the Baton Rouge, Louisiana market in May, 2009.  The new branch is approximately 4,300 square feet and management intends for this location to house a specialty branch that will focus on mortgage and commercial loan origination as well as wealth management and other private banking activities.  Management anticipates the branch will be open prior to the end of August 2009.

Asset Quality

The Company has experienced some declines in certain asset quality measures since December 31, 2008.  Nonperforming assets, which includes non-accrual loans, loans delinquent 90 days or more and other real estate, increased to $8.8 million, or 2.2% of total assets at June 30, 2009, from $5.0 million, or 1.2% of total assets at December 31, 2008.  Approximately $4.0 million of the nonperforming assets are two non-accrual commercial real estate loans, both of which have been under formal forbearance agreements.  The Company continues to closely monitor these loans and intends to take such actions as are necessary to limit any losses to the Company.  Two additional commercial real estate relationships totaling $1.6 million were included in 90 day past due at the end of the second quarter.  Both of these relationships have subsequently been renewed, each with a payment of all past due interest and one also with some reduction of principal.  Net charge-offs of $383 thousand in the second quarter of 2009 resulted in net charge-offs of $515 thousand at June 30, 2009 compared to $202 thousand at June 30, 2008.  A breakdown of nonperforming assets at June 30, 2009, and December 31, 2008, is shown below.

BREAKDOWN OF NONPERFORMING ASSETS

	06/30/09	12/31/08
	(dollars in thousands)
Non-accrual loans by type:
Real estate	$5,458	$3,364
Installment	75	86
Commercial and all other loans	72	118
Total non-accrual loans	5,605	3,568
Loans past due 90 days or more	1,822	518
Total nonperforming loans	7,427	4,086
Other real estate owned (net)	1,397	919
Total nonperforming assets	$8,824	$5,005
Nonperforming loans as a percent of loans, net of unearned interest and loans held for sale	3.30%	1.81%

Allowance for Possible Loan Losses

The allowance for loan losses is established as losses are estimated through a provision for loan loss charged against operations and is maintained at a level that management considers adequate to absorb losses in the loan portfolio.  The allowance is subject to change from time to time as management reevaluates its adequacy.  Management’s judgment in determining the adequacy of the allowance is inherently subjective and is based on the evaluation of individual loans, the known and inherent risk characteristics and size of the loan portfolios, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience, review of regulatory authority examination reports, evaluations of specific loans and other relevant factors.   Each loan is assigned a risk rating between one and nine with a rating of “one” being the least risk and a rating of “nine” reflecting the most risk or a complete loss. Risk ratings are assigned by the originating loan officer or loan committee at the initiation of the transactions and are reviewed and changed, when necessary, during the life of the loan.

The allowance consists of specific, general and unallocated components. Loan loss reserve factors are multiplied against the balances in each risk rating category to arrive at the appropriate level for the allowance for loan losses. Loans assigned a risk rating of “five” or above are monitored more closely by management.  The specific component relates to loans that are considered impaired.  The general component of the allowance for loan loss groups loans with similar characteristics and allocates a percentage based upon historical losses and the inherent risks within each category.  The unallocated portion of the allowance reflects management’s estimate of probable but undetected losses inherent in the portfolio; such estimates are influenced by uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.  The methodology for determining the adequacy of the allowance for loan losses is consistently applied; however, revisions may be made to the methodology and assumptions based on historical information related to charge-off and recovery experience and management’s evaluation of the current loan portfolio.

Based upon this evaluation, management believes the allowance for loan losses of $2.8 million at June 30, 2009, which represents 1.26% of gross loans held to maturity, is adequate, under prevailing economic conditions, to absorb probable losses on existing loans.  At June 30, 2009, total reserves included specific reserves of $1.5 million, general reserves of $978 thousand and unallocated reserves of $314 thousand.  At December 31, 2008, the allowance for loan loss was $2.4 million, or 1.06% of gross loans held to maturity.

                  Provision for Possible Loan Losses

The provision for possible loan losses is a charge to earnings to maintain the allowance for possible loan losses at a level consistent with management’s assessment of the loan portfolio in light of current and expected economic conditions.  The Company’s loan loss provision for the second quarter of 2009 was $250 thousand, as compared to $120 thousand for the second quarter of 2008.  For the six month period ended June 30, 2009, the Company’s provision for loan losses increased by $710 thousand to $950 thousand compared to the same period in 2008.  The additional provision in the second quarter of 2009 as compared to the same period in 2008 was added primarily to address increased net charge-offs experienced during the six months ended June 30, 2009, compared to the same period in 2008.  Net charge-offs of $383 thousand in the second quarter of 2009 resulted in net charge-offs of $515 thousand at June 30, 2009 compared to $202 thousand at June 30, 2008.

The Company regularly reviews the allowance in an effort to maintain it at an adequate level and provide necessary data to maintain a proper provision expense to earnings.  Based upon this evaluation, and considering the net charge-offs in the first six months and anticipated charge-offs in the third quarter of 2009, management currently believes that the provision for possible loan losses of approximately $100 thousand per month (or $300 thousand per quarter) will be adequate for the remainder of the year to provide coverage for possible loan losses that may be inherent in the portfolio.  The following table details allowance activity for the six months ended June 30, 2009, and June 30, 2008:

ACTIVITY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

	06/30/09	06/30/08
	(dollars in thousands)
Balance at beginning of period	$2,398	$2,431
Charge-offs:
Real Estate	(441)	(317)
Commercial	(98)	(65)
Installment and other	(17)	(32)
Recoveries:
Real Estate	19	17
Commercial	17	147
Installment and other	5	48
Net (charge-offs)/recoveries	(515)	(202)
Provision charged to operations	950	240
Balance at end of period	$2,833	$2,469
Allowance for loan losses as a percent of loans, net of unearned interest & loans held for sale	1.26%	1.07%
Net charge-offs as a percent of average loans (year-to-date)	.23%	.09%

Potential Problem Loans

At June 30, 2009, the Company had no loans, other than those identified with reserves set aside and balances incorporated in the above tables, which management had significant doubts as to the ability of the borrower to comply with current repayment terms.

Deposits

Total deposits decreased $4.9 million from $257.2 million at December 31, 2008, to $252.3 million at June 30, 2009.  The decrease in deposits is due primarily to demand deposit accounts, money market and non-jumbo certificates of deposit.  Some of the balances in these account types transferred to the Company’s new rewards checking developed and offered in the second quarter of 2009.  The low interest rate environment and reduced loan demand also contributed to the lower deposit balances.  As interest rates remained low, the Company took advantage of lower-cost funding avenues such as FHLB borrowings.  The Company from time to time uses brokered certificates of deposit as an asset liability management tool; such certificates of deposit currently consist of only 1% of the Company’s total deposits.

COMPOSITION OF DEPOSITS

	06/30/09	12/31/08
Non-Interest Bearing	$44,759,527	$51,119,827
NOW Accounts	57,364,103	48,338,323
Money Market Deposit Accounts	31,350,388	33,662,518
Savings Accounts	18,416,735	17,736,516
Certificates of Deposit	100,447,788	106,357,236
Total Deposits	$252,338,541	$257,214,420

Borrowings

Total bank borrowings, including FHLB advances, federal funds purchased and customer repurchase agreements, decreased $6.4 million from $106.6 million at December 31, 2008, to $100.2 million at June 30, 2009.  The decrease resulted from the use of cash flows from the investment securities portfolio to pay down short-term debt at the FHLB.  Customer repurchase agreements of $12.1 million are included as borrowings rather than local customer deposits.  These contracts are primarily made with local customers to sweep overnight funds from their deposit accounts.  Management believes these accounts perform more like core deposits rather than wholesale borrowings.

Capital

Stockholders' equity totaled $40.2 million at June 30, 2009, compared to $39.5 million at December 31, 2008.  Earnings of $1.4 million and a $35 thousand change in unrealized losses in the available-for-sale investment portfolio were offset by $766 thousand in dividends paid.

Losses in the available-for-sale investment portfolio included in comprehensive income are considered declines due to interest rates and are therefore only a temporary impairment of the security.

Components of comprehensive income are excluded from the calculation of capital ratios.  The Company maintained a total capital to risk weighted assets ratio of 17.71%, a Tier 1 capital to risk weighted assets ratio of 16.60% and a leverage ratio of 10.58% at June 30, 2009.  These levels substantially exceed the minimum requirements of bank regulatory agencies for well-capitalized institutions of 10.00%, 6.00% and 5.00%, respectively.  The ratio of shareholders' equity to assets increased to 10.0% at June 30, 2009, compared to 9.6% at December 31, 2008, primarily from the decrease in total assets.

Off-Balance Sheet Arrangements

There have been no significant changes in the Company’s off-balance sheet arrangements during the three months ended June 30, 2009.  See Note B and Note E to the Company’s consolidated financial statements for a description of the Company’s off-balance sheet arrangements.

Results of Operations

Net Income

Net income for the three months ended June 30, 2009, decreased to $758 thousand, or $0.36 per diluted share, compared to $848 thousand, or $0.40 per diluted share, for the same period in 2008.  Returns on average assets and average equity were .75% and 7.52%, respectively, for the three months ended June 30, 2009, compared to .89% and 9.31%, respectively, for the same period in 2008.  The decrease is primarily due to the  FDIC special assessment of $180 thousand and higher FDIC assessment rates in 2009.  Increases in net interest income helped offset some of these assessment charges.

For the six months ended June 30, 2009, net income was $1.4 million, or $0.64 per diluted share, compared to $1.7 million, or $0.80 per diluted share, for the same period in 2008.  This change, similar to the decrease for the three months ended June 30, 2009, was due to higher FDIC assessments offset by increased net interest income.

Net Interest Income and Net Interest Margin

One of the largest components of the Company’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds.  The net interest margin is net interest income expressed as a percentage of average earning assets.

Net interest income increased $306 thousand to $3.7 million for the three months ended June 30, 2009, as compared to the same period in 2008.  Net interest income improved as average earning assets increased by $21.6 million to $386.5 million, contributing a net $206 thousand toward the increase.  In addition to the increase due to volumes, interest rate spread increased 32 basis points, adding approximately $100 thousand to net interest income. The Company’s interest rate spread, which is the difference in the weighted average interest rate on earning assets and the weighted average interest rate on interest bearing liabilities, increased as a result of funding costs declining to a greater degree than yields on earnings assets.  Net interest margin increased from 3.74% to 3.85% for the same comparable periods.

                      For the six months ended June 30, 2009, net interest income increased $690 thousand to $7.4 million compared to the same period in 2008.  Average earning assets increased $31.5 million to $390.6 million which contributed a net $626 thousand toward the increase in net interest income.  The lower interest rate environment also provided a positive impact in the first six months of 2009, as the interest rate spread increased 30 basis points, adding approximately $64 thousand to net interest income.   Net interest margin increased from 3.76% to 3.81% for the same comparable periods.

Non-Interest Income

Non-interest income was relatively stable for the second quarter of 2009 as compared to the second quarter of 2008, decreasing only $18 thousand, while non-interest income decreased $182 thousand for the first six months of 2009 as compared to the corresponding period in 2008, due primarily to gains on securities sales in 2008.

Non-Interest Expense

Non-interest expense includes salaries and benefits, occupancy, equipment and other operating expenses.  Non-interest expense for the three months ended June 30, 2009, increased $355 thousand to $3.2 million compared to the same period in 2008.  The primary reason for the increase is $274 thousand additional FDIC special assessment charges and increased premium rates in the second quarter of 2009 compared to the same period in 2008.

Non-interest expense increased $442 thousand to $6.1 million for the six months ended June 30, 2009, compared to the same period in 2008.  As in the quarterly explanation, FDIC assessment increases of $382 thousand for the six months ended June 30, 2009, compared to the same period in 2008 made up most of the difference.

Income Taxes

The Company recorded income tax expense of $184 thousand for the three months ended June 30, 2009, compared to $290 thousand for the same period in 2008.Income tax expense for the six months ended June 30, 2009, was $268 thousand compared to $576 thousand during the same period in 2008.

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

                      The Company has established a liquidity contingency plan to guide the Bank in the event of a liquidity crisis.  The plan describes the normal operating environment, prioritizes funding options and outlines management responsibilities and board notification procedures.  As more emphasis has been directed to liquidity needs, the Company has enhanced its contingency plan to include stress levels, heightened reporting and monitoring along with testing to better understand and report its liquidity position.

The Company’s cash and cash equivalents decreased $1.3 million to $5.6 million at June 30, 2009, from $6.9 million at December 31, 2008.  For the six months ended June 30, 2009, cash provided by operating and investing was $1.3 million and $9.4 million, respectively, while financing activities used $12.0 million.

At June 30, 2009, the Company had unsecured federal funds lines with correspondent banks of $44 million and maintained the ability to draw on its available line of credit with the FHLB in the amount of approximately $33 million.  In addition to these lines of credit, the Bank had approximately $33 million in liquid assets including unencumbered investment securities available for collateralized borrowing.  Management believes it maintains adequate liquidity for the Company’s current needs.

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

The Company recently purchased a second branch in Baton Rouge and is in the process of negotiating a lease on a third branch building in Baton Rouge which is expected to enhance its existing retail services within the market.  The Company believes it has adequate resources to execute this growth plan through its traditional funding sources and without materially affecting the Company’s liquidity position.

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

Item 4T.        Controls and Procedures

  The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer of the Company (“CEO”) and the Chief Financial Officer of the Company (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2009.  Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s SEC reports.

  There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

     The Company’s ability to pay dividends to its shareholders is substantially dependent on the ability of the Bank to transfer funds to the Company in the form of dividends, loans and advances.  Federal law imposes limitations on the payment of dividends by national banks.  Under federal law, the directors of a national bank, after making proper deduction for all expenses and other deductions required by the Comptroller of the Currency, may credit net profits to the bank’s undivided profits account and may declare a dividend from that account of so much of the net profits as they judge expedient.  The Comptroller and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings.  The Bank’s ability to pay dividends to the Company is also limited by prudence, statutory and regulatory guidelines and a variety of other factors. At June 30, 2009, retained earnings available for payment of cash dividends under applicable dividend regulations exceeded $5.1 million.

Certain restrictions also exist on the ability of the Bank to transfer funds to the Company in the form of loans.  Federal Reserve regulations limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations.  At June 30, 2009, the maximum amount available for transfer from the Bank to the Company in the form of loans on a secured basis was $3.9 million.  There were no loans outstanding from the Bank to the Company at June 30, 2009.

Item 4.            Submission of Matters to a Vote of Security Holders

The 2009 Annual Meeting of Shareholders of the Company was held in the lobby of the main office of Britton & Koontz Bank, N.A., 500 Main Street, Natchez, Mississippi 39120, on Tuesday, April 28, 2009.  In addition to the election of three Class I directors, shareholders were asked to vote on a proposed amendment to the Company’s Amended and Restated Articles of Incorporation, pursuant to which the Company’s classified board of directors would be phased out over three years, with directors instead elected annually.

With respect to the election of three Class I directors, each nominee for election received the number of votes set forth opposite his name in the table below.

Nominee	Number of Votes Cast “FOR” Nominee	Number of Votes Withheld
Gordon S. LeBlanc, Jr.	1,179,856	427,230
Bethany L. Overton	1,154,739	452,347
Robert R. Punches	1,154,739	452,347

In addition to the directors noted above who were elected at the Annual Meeting, the following directors continued in office after the Annual Meeting: W. Page Ogden, W.W. Allen, Jr., Vinod K. Thukral, Ph.D., Craig A. Bradford, D.M.D., and George R. Kurz.

Under the Company’s Amended and Restated Articles of Incorporation, the proposed amendment to eliminate the Company’s classified board of directors required the approval of at least 80% of our issued and outstanding common stock in order to pass.  The proposed amendment received the votes set forth below, and thus the Company’s shareholders did not approve the amendment.

	Number of Votes Cast	Percentage of Total Outstanding Shares
For	666,168	31.33%
Against	573,891	26.99%
Abstain	5,965	0.28%
Broker Non-Votes	361,062	16.98%
Not Voted	519,380	24.42%

Item 6.	Exhibits

Exhibit		Description of Exhibit

3.1	*
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

BRITTON AND KOONTZ CAPITAL CORPORATION

Date:	August 6, 2009	/s/ W. Page Ogden
W. Page Ogden
Chief Executive Officer

Date:	August 6, 2009	/s/ William M. Salters
William M. Salters
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit

31.1	Certifications of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002