Form 10-Q
period 2009-11-13
BRITTON & KOONTZ CAPITAL CORP
filed 2009-11-13
CIK 707604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2009
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,126,466 Shares of Common Stock, Par Value $2.50, were outstanding as of November 1, 2009.

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

Certification of Chief Financial Officer as required pursuant to section 906 of the Sarbanes Oxley Act of 2002

PART I                      FINANCIAL INFORMATION

Item 1.                      Financial Statements

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF

A S S E T S

	September 30,	December 31,
ASSETS:	2009	2008
Cash and due from banks:
Non-interest bearing	$6,533,797	$6,752,462
Interest bearing	1,019,095	199,081
Total cash and due from banks	7,552,892	6,951,543

Federal funds sold	314,942	-
Investment Securities:
Available-for-sale (amortized cost, in 2009 and 2008,
of $94,834,708 and $108,548,988, respectively)	99,555,694	111,895,476
Held-to-maturity (market value, in 2009 and 2008,
of $51,346,674 and $54,843,091, respectively)	49,782,534	54,815,013
Equity securities	3,261,100	4,009,938
Loans, less allowance for loan losses of $2,444,714
in 2009 and $2,397,802 in 2008	221,066,179	223,113,495
Loans held for sale	764,500	-
Bank premises and equipment, net	7,686,544	6,922,835
Other real estate, net of reserves of $403,420 in 2009
and $198,390 in 2008	1,177,100	919,204
Accrued interest receivable	1,979,271	2,080,693
Cash surrender value of life insurance	1,089,667	1,055,627
Core Deposits, net	477,330	558,042
Other assets	1,122,512	754,959

TOTAL ASSETS	$395,830,265	$413,076,825

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	December 31,
LIABILITIES:	2009	2008
Deposits
Non-interest bearing	$43,381,549	$51,119,827
Interest bearing	208,819,093	206,094,593
Total deposits	252,200,642	257,214,420

Federal Home Loan Bank advances	42,676,300	54,939,931
Securities sold under repurchase agreements	51,256,132	51,633,835
Accrued interest payable	917,510	1,167,525
Advances from borrowers for taxes and insurance	232,386	313,810
Accrued taxes and other liabilities	2,427,351	3,111,235
Junior subordinated debentures	5,155,000	5,155,000
Total liabilities	354,865,321	373,535,756

STOCKHOLDERS' EQUITY:
Common stock - $2.50 par value per share;
12,000,000 shares authorized; 2,140,966 and 2,132,466 issued and 2,126,466 and 2,117,966 outstanding, as of September 30, 2009,
and December 31, 2008, respectively	5,352,415	5,331,165
Additional paid-in capital	7,393,082	7,319,282
Retained earnings	25,516,763	25,049,749
Accumulated other comprehensive income	2,960,059	2,098,248
	41,222,319	39,798,444
Cost of 14,500 shares of common stock held by the company	(257,375)	(257,375)
Total stockholders' equity	40,964,944	39,541,069

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$395,830,265	$413,076,825

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
INTEREST INCOME:
Interest and fees on loans	$3,458,116	$3,811,902	$10,165,096	$12,077,937
Interest on investment securities:
Taxable interest income	1,398,981	1,428,241	4,623,134	3,822,149
Exempt from federal taxes	432,203	416,120	1,300,253	1,245,032
Interest on federal funds sold	47	1,474	167	4,569
Total interest income	5,289,347	5,657,737	16,088,650	17,149,687

INTEREST EXPENSE:
Interest on deposits	941,865	1,212,286	3,009,474	4,214,165
Interest on Federal Home Loan Bank advances	50,649	286,571	196,963	782,271
Interest on trust preferred securities	47,743	76,625	160,085	245,498
Interest on securities sold under repurchase agreements	533,588	542,806	1,574,918	1,626,631
Total interest expense	1,573,845	2,118,288	4,941,440	6,868,565

NET INTEREST INCOME	3,715,502	3,539,449	11,147,210	10,281,122

Provision for loan losses	920,000	120,000	1,870,000	360,000

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	2,795,502	3,419,449	9,277,210	9,921,122

OTHER INCOME:
Service charges on deposit accounts	432,229	489,450	1,258,638	1,326,362
Income from fiduciary activities	300	999	1,211	2,997
Income from networking arrangements	17,813	59,351	62,766	126,558
Gain/(loss) on sale of mortgage loans	45,973	55,037	156,169	176,114
Gain/(loss) on sale/matured securities	19,280	-	37,065	148,116
Other	116,529	114,094	371,044	375,954
Total other income	632,124	718,931	1,886,893	2,156,101

OTHER EXPENSES:
Salaries	1,336,294	1,347,170	4,024,732	4,137,534
Employee benefits	189,497	177,865	572,025	547,327
Director fees	35,400	41,400	108,945	125,000
Net occupancy expense	249,651	251,436	709,422	718,499
Equipment expenses	315,494	269,932	897,035	835,170
FDIC assessment	95,669	10,602	491,759	25,093
Advertising	51,617	54,178	182,432	154,494
Stationery and supplies	33,701	39,764	118,485	127,487
Audit expense	62,425	58,102	182,980	172,025
Other real estate expense (includes gains on sale)	134,157	53,669	331,550	113,154
Amortization of deposit premium	26,904	26,904	80,712	80,712
Other	469,565	460,763	1,410,963	1,423,447
Total other expenses	3,000,374	2,791,785	9,111,040	8,459,942

INCOME BEFORE INCOME TAX EXPENSE	427,252	1,346,595	2,053,063	3,617,281

Income tax expense	103,059	403,515	371,065	979,869

NET INCOME	$324,193	$943,080	$1,681,998	$2,637,412

EARNINGS PER SHARE DATA:

Basic earnings per share	$0.15	$0.45	$0.79	$1.25
Basic weighted shares outstanding	2,126,466	2,117,966	2,125,003	2,117,966

Diluted earnings per share	$0.15	$0.45	$0.79	$1.25
Diluted weighted shares outstanding	2,127,070	2,117,966	2,125,282	2,117,966
Cash dividends per share	$0.18	$0.18	$0.54	$0.54

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

					Accumulated
	Common Stock		Additional		Other		Total
			Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

Balance at December 31, 2007	2,117,966	$5,331,165	$7,305,970	$23,071,921	$349,184	$(257,375)	$35,800,865

Comprehensive Income:
Net income				2,637,412			2,637,412

Other comprehensive
income (net of tax):
Net change in unrealized gain/(loss)
on securities available for sale, net
of taxes of $(168,695)					(283,571)		(283,571)
Other Comprehensive gains from
derivatives, net of reclassification
adjustment of $(69,545)					(116,903)		(116,903)
Total Comprehensive income							2,236,938

Cash Dividend paid $0.54 per share				(1,143,702)			(1,143,702)
Fair Value unexercised stock options			9,984				9,984

Balance at September 30, 2008	2,117,966	$5,331,165	$7,315,954	$24,565,631	$(51,290)	$(257,375)	$36,904,085

Balance at December 31, 2008	2,117,966	$5,331,165	$7,319,282	$25,049,749	$2,098,248	$(257,375)	$39,541,069

Comprehensive Income:
Net income				1,681,998			1,681,998

Other comprehensive
income (net of tax):
Net change in unrealized gain/(loss)
on securities available for sale, net
of taxes of $512,688					861,811		861,811
Total Comprehensive income							2,543,809

Cash Dividend paid $0.54 per share				(1,148,292)			(1,148,292)
Common stock issued	8,500	21,250	65,450				86,700
Unearned compensation				(66,692)			(66,692)
Fair Value unexercised stock options			8,350				8,350

Balance at September 30, 2009	2,126,466	$5,352,415	$7,393,082	$25,516,763	$2,960,059	$(257,375)	$40,964,944

BRITTON & KOONTZ  CAPITAL CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,681,998	$2,637,412
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Deferred income taxes	(213,763)	(151,264)
Provision for loan losses	1,870,000	360,000
Provision for losses on foreclosed real estate	205,030	105,030
Provision for depreciation	571,746	560,085
Stock dividends received	(6,200)	(49,200)
(Gain)/loss on sale of other real estate	80,639	(32,694)
(Gain)/loss on sale of mortgage loans	(156,169)	(176,114)
(Gain)/loss on sale of investment securities	(37,065)	(148,116)
(Gain)/loss on sale of other securities	(1,262)	1,262
Net amortization (accretion) of securities	8,223	(66,552)
Amortization of deposit premium	80,712	80,712
Writedown of other real estate	83,435	-
Unearned compensation	(66,692)	-
Proceeds from sales, maturities and paydowns
of trading securities	-	19,349,806
Net change in:
Loans held for sale	764,500	-
Accrued interest receivable	101,422	86,551
Cash surrender value	(34,040)	(32,546)
Other assets	(367,552)	251,645
Accrued interest payable	(250,015)	(799,428)
Accrued taxes and other liabilities	(982,809)	112,103

Net cash provided by (used in) operating activities	3,332,138	22,088,692

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase)/decrease in federal funds sold	(314,942)	207,478
Proceeds from sales, maturities and paydowns of securities:
Available-for-sale	25,678,860	8,148,272
Held-to-maturity	9,195,867	3,074,478
Redemption of FHLB stock	756,300	945,400
Purchase of FHLB stock	-	(1,736,200)
Purchase of securities:
Available-for-sale	(11,967,395)	(35,168,412)
Held-to-maturity	(4,131,731)	(17,217,207)
(Increase)/decrease in loans	(2,323,967)	278,949
Proceeds from sale of loans	-	511,808
Proceeds from sale and transfers of other real estate	501,452	-
Purchase of premises and equipment	(1,335,455)	(177,401)

Net cash provided by (used in) investing activities	16,058,989	(41,132,835)

BRITTON & KOONTZ  CAPITAL CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Continued)

	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES
Increase /(decrease) in customer deposits	(5,100,683)	(4,563,107)
Increase /(decrease) in brokered deposits	86,905	(4,782,751)
Increase /(decrease) in securities sold under
repurchase agreements	(377,703)	2,164,570
Increase /(decrease) in FHLB advances	(12,263,631)	25,867,137
Increase /(decrease) in advances from borrowers
for taxes and insurance	(81,424)	(88,242)
Cash dividends paid	(1,148,292)	(1,143,701)
Common stock issued	86,700	-
Fair value of unexercised stock options	8,350	9,984

Net cash provided by (used in) financing activities	(18,789,778)	17,463,890

NET INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS	601,349	(1,580,253)

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	6,951,543	8,732,307

CASH AND DUE FROM BANKS AT END OF PERIOD	$7,552,892	$7,152,054

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Cash paid during the period for interest	$5,191,455	$7,667,994
Cash paid during the period for income taxes	$1,463,199	$698,186

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

Transfers from loans foreclosed to other real estate	$1,128,452	$1,227,160

Change in unrealized gains (losses)
on securities available for sale	$1,374,499	$(452,266)

Change in the deferred tax effect in unrealized
gains (losses) on securities available for sale	$512,688	$(168,695)

Change in unrealized gains (losses) on derivative	$-	$(186,448)

Change in the deferred tax effect in
unrealized gains (losses) on derivative	$-	$(69,545)

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

Note A.  Basis of Presentation

The consolidated balance sheet for Britton & Koontz Capital Corporation (the “Company”) as of December 31, 2008, has been derived from the audited financial statements of the Company for the year then ended.  The accompanying interim consolidated financial statements as of September 30, 2009, and for the three and nine months then ended, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the Company’s financial position and operating results as of and for the periods presented.  Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

Note B.  Interest Rate Risk Management

On August 10, 2007, the Company’s wholly-owned subsidiary, Britton & Koontz Bank, N.A. (the “Bank”), entered into a 5 year, no-call 2-year Structured Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase”) for $20 million.  The Bank will pay a fixed interest rate of 4.82% over the term of the agreement.  On November 13, 2007, the Company entered into a 5 year, no-call 3-year Structured Repurchase Agreement with Chase for an additional $20 million.  The Bank will pay a fixed interest rate of 4.71%; however, in the first three years of the agreement, this rate is subject to reduction if 3-Month LIBOR is greater than 4.90% measured two business days prior to the 13th of each February, May, August and November.  Accordingly, during the term of this agreement, the Bank’s cost of funds cannot exceed the initial interest rate of 4.71%.  As to the first repurchase agreement, Chase, in its discretion, may terminate the agreement quarterly; as to the second repurchase agreement, Chase, in its discretion, may terminate the agreement on November 13, 2010 and quarterly thereafter.  Under each repurchase agreement, the Bank is required to maintain a margin percentage of 105% on the subject securities.  These agreements with Chase were entered into as a means of adding additional leverage and to lock in a fixed rate of interest for a certain period of time.  Additionally, both transactions carry a cap embedded into the interest rate that protects the Company in the case of adverse interest rate increases.

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

Loans held-for-sale are primarily thirty year and fifteen year fixed rate, one to four family real estate loans which are valued at the lower of cost or market, as determined by outstanding commitments from investors or current investor yield requirements, calculated on an individual basis.  These loans are sold to protect earnings and equity from undesirable shifts in interest rates.  Unrealized losses on loans held-for-sale, if any, are charged against income in the period of decline.  Such declines are recorded in a valuation allowance account and deducted from the cost basis of the loans.  Gains on loans held-for-sale are recognized when realized.  At September 30, 2009, the Company had $765 thousand in loans held-for-sale.  There were no losses for the period ended September 30, 2009.

Loans held in the portfolio are periodically analyzed and compiled as to the individual characteristics of each loan.  If at any time a decision is made to sell any loan in the portfolio, such loan is reclassified as held-for-sale and carried at the lower of cost or market.

Note D.  Junior Subordinated Debentures

On March 26, 2003, the Company finalized its participation in FTN Financial Capital Market’s and Keefe, Bruyette & Woods’ pooled trust preferred offering.  The Company established Britton & Koontz Statutory Trust # 1 which issued 5,000 capital securities and 155 common securities with an aggregate liquidation amount of $5 million and $155 thousand, respectively.  The term of the capital securities and debentures is 30 years.  The initial interest rate was 4.41%, adjusting quarterly at 3-Month LIBOR plus 3.15% and capped at 11.75%.  The interest rate at September 30, 2009, was 3.43%.   The securities are currently callable on a quarterly basis at the option of the Company.

Note E.  Loan Commitments

In the ordinary course of business, the Company enters into commitments to extend credit to its customers.  Letters of credit at September 30, 2009, and December 31, 2008, were $3.6 million.  As of September 30, 2009, the Company had entered into other commercial and residential loan commitments with customers that had an aggregate unused balance of $41.8 million, down from $52.1 million at December 31, 2008.  Because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire, the balances on such commitments should not be used to project actual future liquidity requirements.  However, the Company does incorporate expectations about the level of draws under all credit-related commitments into its funds management process.

Note F.  Earnings per Share

Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding.  The computation of diluted income per share assumes the exercise of all outstanding securities potentially convertible into common stock, including options granted, unless the effect is anti-dilutive.  The effect will be anti-dilutive when the exercise price per share of an option exceeds the current market price for a share of Company stock.  The Company accounts for its options under the recognition and measurement of fair value provisions.  The Company uses the Black-Scholes method for valuing stock options.  On February 17, 2009, the Company awarded 8,500 shares of restricted common stock pursuant to its 2007 Long-Term Incentive Compensation Plan.  The shares are subject to a three-year holding period, commencing on the date of the award, during which the shares may not be sold, assigned, pledged or otherwise transferred.

The following information sets forth the computation of earnings per share for the three and nine months ended September 30, 2009 and 2008.

	For the three months ended September 30,
	2009	2008
Basic weighted average shares outstanding	2,126,466	2,117,966
Dilutive effect of granted options	604	0
Diluted weighted average shares outstanding	2,127,070	2,117,966
Net income	$324,193	$943,080
Net income per share-basic	$0.15	$0.45
Net income per share-diluted	$0.15	$0.45

	For the nine months ended September 30,
	2009	2008
Basic weighted average shares outstanding	2,125,003	2,117,966
Dilutive effect of granted options	279	0
Diluted weighted average shares outstanding	2,125,282	2,117,966
Net income	$1,681,998	$2,637,412
Net income per share-basic	$0.79	$1.25
Net income per share-diluted	$0.79	$1.25

Note G.  Fair Value

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Certain financial instruments and all non-financial instruments are excluded from disclosure requirements under applicable accounting standards. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

The estimated fair values of the Company's financial instruments, rounded to the nearest thousand, are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(dollars in Thousands)
Financial Assets:
Cash and due from banks	$7,553	$7,553	$6,951	$6,951
Investment securities:
Held-to-maturity	49,783	51,347	54,815	54,843
Available-for-sale	99,556	99,556	111,895	111,895
Equity securities	3,261	3,261	4,010	4,010
Cash surrender value of life insurance	1,090	1,090	1,056	1,056
Loans, net	221,831	224,708	223,114	224,428

Financial Liabilities:
Deposits	252,201	253,058	257,214	258,320
Short-term borrowings	35,676	35,671	54,121	54,107
Long-term borrowings	7,000	7,144	819	825
Securities sold under
repurchase agreements:
Retail	11,256	11,254	11,634	11,638
Structured	40,000	43,578	40,000	44,185
Junior subordinated debentures	5,155	5,155	5,155	5,155

	Face Amount	Fair Value	Face Amount	Fair Value
Other:
Commitments to extend credit	$41,793	$41,793	$52,133	$52,133
Standby letters of credit	3,637	3,637	3,575	3,575

The following provides the fair value hierarchy table required for fair value measurements:

Description	Fair Value Measurements at September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale	$99,555,694		$99,555,694

Level 1 includes the most reliable sources, and includes quoted prices for identical instruments in active markets.  Level 2 includes observable inputs.  Observable inputs are defined to include “inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates)” as well as “inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).”  Level 3 includes unobservable inputs and should be used only when observable inputs are unavailable.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to present a review of the major factors affecting the financial condition of Britton & Koontz Capital Corporation (the “Company”) and its wholly-owned subsidiary, Britton & Koontz Bank, N.A. (the “Bank”), as of September 30, 2009, as compared to the Company’s financial condition as of December 31, 2008, and the results of operations of the Company for the three and nine month periods ended September 30, 2009, as compared to the corresponding periods of 2008.

SUMMARY

The Company’s net income for the three months ended September 30, 2009, was $324 thousand, or $0.15 per diluted share, compared to $943 thousand, or $0.45 per diluted share, for the quarter ended September 30, 2008.  For the nine month period ended September 30, 2009, net income was $1.7 million, or $0.79 per diluted share, compared to $2.6 million, or $1.25 per diluted share, for the same period in 2008.

Earnings for the three and nine months ended September 30, 2009, decreased as compared to the corresponding periods in 2008.  Although net interest income increased for these periods, these increases were offset by higher loan loss provision expense in both periods in 2009 and increased Federal Deposit Insurance Corporation (“FDIC”) assessment rates in 2009, as well as the separate FDIC special assessment of $180 thousand expensed in the second quarter of 2009, which was payable on September 30, 2009.  The higher provision expense in 2009 negatively impacted diluted earnings per share by $0.24 and $0.45, respectively, for the three and nine month periods ended September 30, 2009.  The higher FDIC assessment and special assessment reduced diluted earnings per share for the three and nine months ended September 30, 2009, by $0.03 and $0.14, respectively.

Total assets decreased $17.2 million from $413.1 million at December 31, 2008, to $395.8 million at September 30, 2009.  Cash and due from banks increased $601 thousand to $7.6 million at September 30, 2009, from $7.0 million at December 31, 2008.  The available-for-sale and held-to-maturity investment securities portfolio decreased from December 31, 2008, by $17.4 million to $149.3 million at September 30, 2009, primarily from monthly cash flows exceeding additional purchases.  Total loans at September 30, 2009, decreased $1.2 million to $224.3 million from $225.5 million at December 31, 2008.  Included in total loans were loans held-for-sale (“LHFS”) of $765 thousand and $0 at September 30, 2009, and December 31, 2008, respectively.  Other real estate owned, net of reserve, increased $258 thousand over the same period to $1.2 million.  Since December 31, 2008, total deposits have decreased $5.0 million to $252.2 million at September 30, 2009.  Total borrowings decreased $12.6 million over the same period as investment cash flows were used to pay down debt.   Total stockholders’ equity increased $1.4 million to $41.0 million at September 30, 2009, from $39.5 million at December 31, 2008.

Overall asset quality improved slightly since June 30, 2009, but has deteriorated since December 31, 2008.  The Company’s nonperforming assets were $8.3 million at September 30, 2009 compared to $8.8 million at June 30, 2009, and $5.0 million at December 31, 2008.  Management believes the increase in nonperforming assets as compared to December 31, 2008, reflects the effects of the economic recession currently affecting the United States generally and the Company’s markets in particular.  Management intends to continue its disciplined credit administration and loan underwriting processes and to remain focused on the creditworthiness of new loan originations.  Despite the increases in problem assets, the Company expects its portfolio management process, including its underwriting standards and early involvement in problem loans, to allow it to mitigate further weakening of asset quality.  Management believes that it has identified the most significant troubled assets in its loan portfolio and is working to resolve the credit issues related to these assets as beneficially to the Company as possible.  Finally, management also believes that the Company’s asset quality measures remain in line with, if not better than, peer averages.  Further detail on the Company’s nonperforming assets may be found below under the heading “Asset Quality.”

                      In the third quarter of 2009, the Company opened a second location in Baton Rouge, Louisiana.  In connection with this new location, the number of Company employees in the Baton Rouge area has increased from 15 to 20.  Located in The Oaks at Bluebonnet Parc, the second office, occupying approximately 4,400 square feet, offers convenient depository services and includes a conference layout to accommodate select meetings of professional and commercial customers.   The new facility also houses the Company’s mortgage center, a professional client services department and key company-wide credit administration personnel.  The Company also has filed an application with the Office of the Comptroller of the Currency to open a third full-service branch in Baton Rouge.  The Company expects this location to open in mid-November, in the Towne Center area of Baton Rouge.

Financial Condition

Assets

Investment Securities

The Company’s investment securities portfolio at September 30, 2009, was $152.6 million, a decrease of $18.1 million from December 31, 2008.  Investment securities consist of US government sponsored enterprise mortgage-backed securities and obligations of states and political subdivisions along with certain equity securities.  Investment securities that are deemed to be held-to-maturity are accounted for by the amortized cost method while securities in the available-for-sale category are accounted for at fair value with valuation adjustments recorded in the equity section of the balance sheet through other comprehensive income/ (loss).

Management determines the classification of its securities at acquisition.  Total held-to-maturity and available-for-sale securities decreased $17.4 million to $149.3 million at September 30, 2009.  The decrease in securities was due to normal pay-downs of mortgage-backed securities and reinvestment calls of municipal securities offset primarily by additional municipal security purchases.  The Company also used cash flows from the investment securities portfolio to pay down debt.  Equity securities, comprised primarily of Federal Reserve Bank stock of $522 thousand, Federal Home Loan Bank (“FHLB”) stock of $2.4 million, the Company’s investment in its statutory trust of $155 thousand and ECD Investments, LLC membership interests of $100 thousand, decreased $749 thousand due to the mandatory redemption of FHLB stock.

From time to time, the Company will prefund future cash flows that are expected from the current portfolio to take advantage of favorable interest rate spreads between the short-term funding and the investment securities purchased with such funding.  Under this prefunding strategy, the Company obtains short-term funding, typically from the FHLB, to acquire investment securities and then uses the cash flows generated by such securities in the subsequent two to three quarters to repay the short-term funding.  Due to the low interest rate environment during most of 2009, the Company has not been able to utilize its prefunding strategy.  However, the Company has had limited success in pre-funding municipal securities that have been called.

The amortized cost of the Bank’s held-to-maturity and available-for-sale investment securities at September 30, 2009, and December 31, 2008, are summarized below.

COMPOSITION OF INVESTMENT PORTFOLIO (Amortized Cost)

	09/30/09	12/31/08
Mortgage-Backed Securities	$103,708,536	$123,834,755
Obligations of State and
Political Subdivisions	40,908,706	39,529,246
Total	$144,617,242	$163,364,001

Loans

Total loans decreased $1.2 million during the first nine months of 2009.  Increases in loans of approximately $12.5 million in the Company’s Baton Rouge, Louisiana market partially offset approximately $13.7 million in decreases in the Company’s Mississippi markets.  The decreases were mainly in the Company’s real estate-construction and real estate-1-4 family residential loans.  The Company originates 1-4 family residential loans to sell in the secondary market.  Loans sold during the third quarter of 2009 remained relatively stable at $5.0 million compared to the third quarter of 2008 but declined compared to the first and second quarters of 2009.  In an effort to reverse this trend and increase volumes sold in the secondary market, the Company has hired additional loan origination staff and Company-wide management located in its new Bluebonnet Parc Office in Baton Rouge, Louisiana.  The decision to expand its mortgage operations in Baton Rouge is aimed at addressing anticipated elevated refinancing demand for mortgages, which is expected to result in increases in non-interest income on account of the higher volumes of mortgages in the secondary market.

The ratio of total loans to total assets increased to 56.7% at September 30, 2009, compared to 54.6% at December 31, 2008.  At September 30, 2009, the loan to deposit ratio was 88.9% compared to 87.7% at December 31, 2008.  The following table presents the Bank’s loan portfolio composition at September 30, 2009, and December 31, 2008.

COMPOSITION OF LOAN PORTFOLIO
	09/30/09	12/31/08
Commercial, financial & agricultural	$26,810,000	$25,128,000
Real estate-construction	27,513,000	30,910,000
Real estate-1-4 family residential	55,502,000	65,312,000
Real estate-other	109,080,000	97,952,000
Installment	5,210,000	6,038,000
Other	160,000	171,000
Total loans	$224,275,000	$225,511,000

The Company’s loan portfolio at September 30, 2009, had no significant concentrations of loans other than in the categories presented in the table above.

Bank Premises

                      In the third quarter of 2009, the Company opened its second location in Baton Rouge, Louisiana.  The new facility houses the Company’s mortgage center, a professional client services department and key company-wide credit administration personnel.  In addition to this location, the Company also has filed an application with the Office of the Comptroller of the Currency to open a third full-service branch in Baton Rouge.  The Company expects this location to open in mid-November, in the Towne Center area of Baton Rouge.

Asset Quality

The Company has experienced some declines in certain asset quality measures since December 31, 2008.  Non-performing assets, which includes non-accrual loans, loans delinquent 90 days or more and other real estate, increased to $8.3 million, or 2.11% of total assets, at September 30, 2009, from $5.0 million, or 1.21% to total assets, at December 31, 2008.  The following table presents the amount of our non-performing assets as of the dates indicated.

BREAKDOWN OF NONPERFORMING ASSETS
	09/30/09	12/31/08
	(dollars in thousands)
Non-accrual loans by type:
Real estate	$6,010	$3,364
Installment	71	86
Commercial and all other loans	68	118
Total non-accrual loans	6,148	3,568
Loans past due 90 days or more	1,010	518
Total nonperforming loans	7,158	4,086
Other real estate owned (net)	1,177	919
Total nonperforming assets	$8,335	$5,005
Nonperforming loans to total loans, net of LHFS	3.20%	1.81%
Nonperforming loans to total assets	1.81%	.99%
Nonperforming assets to total loans, net of LHFS	3.73%	2.22%
Nonperforming assets to total assets	2.11%	1.21%

                      Approximately $2.7 million of the nonperforming assets are two non-accrual commercial real estate loans, both of which have been under formal forbearance agreements.  The Company continues to closely monitor these loans and intends to take such actions as are necessary to limit any losses to the Company.  As discussed below, the Company charged off a portion of one of these loans in the third quarter of 2009.  In addition to these two commercial loans, in the third quarter of 2009, four credits in the amount of $2.0 million relating to one customer relationship moved to non-performing status.  These credits are secured by real estate mortgages, and the Bank is pursuing its remedies with respect to these credits.  Current litigation between this customer and the title insurance company that issued the Bank title insurance policies on the properties covered by the Bank’s mortgages, however, could potentially delay the Bank’s ability to exercise its remedies, including foreclosure, with respect to these credits.  As this litigation progresses and more information is obtained, the Bank will take appropriate action to reserve against losses, if any, that may result from these credits.

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

Loans assigned a risk rating of “five” or above are monitored more closely by management.  To arrive at the appropriate level for the allowance for loan losses, loan loss reserve factors are multiplied against the balances in each risk rating category.

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

Based upon this evaluation, management believes the allowance for loan losses of $2.4 million at September 30, 2009, which represents 1.09% of gross loans held to maturity, is adequate, under prevailing economic conditions, to absorb probable losses on existing loans.  At September 30, 2009, total reserves included specific reserves of $1.2 million, general reserves of $869 thousand and unallocated reserves of $342 thousand.  At December 31, 2008, the allowance for loan loss was $2.4 million, or 1.06% of gross loans held to maturity.

              Provision for Possible Loan Losses

The provision for possible loan losses is a charge to earnings to maintain the allowance for possible loan losses at a level consistent with management’s assessment of the loan portfolio in light of current and expected economic conditions.  The Company’s loan loss provision for the third quarter of 2009 was $920 thousand, as compared to $120 thousand for the third quarter of 2008.  For the nine month period ended September 30, 2009, the Company’s provision for loan losses was $1.9 million as compared to $360 thousand for the same period in 2008.  The additional provision in 2009 was added primarily to address increased net charge-offs experienced during the year.  Additional net charge-offs of $1.3 million in the 3rd quarter of 2009 were primarily due to a $1.3 million charge-off related to anticipated losses on one of the commercial real estate loans mentioned above that is subject to a forbearance agreement.  Net charge-offs through September 30, 2009, were $1.8 million compared to $499 thousand during the first nine months of 2008.

The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the first nine months of 2009 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, in light of overall economic conditions in the Corporation’s geographic area and the nation as a whole, it is possible that additional increases in the provision for loan loss may be required.  The following table details allowance activity for the nine months ended September 30, 2009, and September 30, 2008:

ACTIVITY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

	09/30/09	09/30/08
	(dollars in thousands)
Balance at beginning of period	$2,398	$2,431
Charge-offs:
Real Estate	(1,759)	(474)
Commercial	(98)	(303)
Installment and other	(19)	(34)
Recoveries:
Real Estate	25	19
Commercial	23	221
Installment and other	5	72
Net (charge-offs)/recoveries	(1,823)	(499)
Provision charged to operations	1,870	360
Balance at end of period	$2,445	$2,292
Allowance for loan losses to total loans, net of loans held-for-sale	1.09%	1.03%
Net charge-offs (year-to-date) to average loans	.82%	.22%

Potential Problem Loans

At September 30, 2009, the Company had no loans, other than those identified with reserves set aside and balances incorporated in the above tables, which management had significant doubts as to the ability of the borrower to comply with current repayment terms.

Deposits

      Total deposits decreased $5.0 million from $257.2 million at December 31, 2008, to $252.2 million at September 30, 2009.  The decrease in deposits is due primarily to demand deposit accounts, and non-jumbo certificates of deposit.  Some of the balances in these account types transferred to the Company’s new rewards checking developed and offered in the second quarter of 2009.  The low interest rate environment and reduced loan demand also contributed to the lower deposit balances.  As interest rates on alternative funding sources such as FHLB borrowings remained lower than deposit rates (which to some extent are driven by deposit pricing within the Company’s markets), the Company took advantage of these lower-cost funding avenues to meet its funding needs.  The Company from time to time uses brokered certificates of deposit as an asset liability management tool; such certificates of deposit currently consist of only 4% of the Company’s total deposits.

COMPOSITION OF DEPOSITS

	09/30/09	12/31/08
Non-Interest Bearing	$43,381,549	$51,119,827
NOW Accounts	58,349,122	48,338,323
Money Market Deposit Accounts	33,323,192	33,662,518
Savings Accounts	17,913,395	17,736,516
Certificates of Deposit	99,233,384	106,357,236
Total Deposits	$252,200,642	$257,214,420

Borrowings

Total bank borrowings, including FHLB advances, federal funds purchased and customer repurchase agreements, decreased $12.6 million from $106.6 million at December 31, 2008, to $93.9 million at September 30, 2009.  The decrease resulted from the use of cash flows from the investment securities portfolio to pay down short-term debt at the FHLB.  Customer repurchase agreements of $11.3 million are included as borrowings rather than local customer deposits.  These contracts are primarily made with local customers for short-term agreements and to sweep overnight funds from their deposit accounts.  Management believes these accounts perform more like core deposits rather than wholesale borrowings.

Capital

Stockholders' equity totaled $41.0 million at September 30, 2009, compared to $39.5 million at December 31, 2008.  Earnings of $1.7 million and an $861 thousand change in unrealized gains in the available-for-sale investment portfolio were offset by $1.1 million in dividends paid.

Losses in individual securities in the available-for-sale investment portfolio included in comprehensive income are considered declines due to interest rates and are therefore only a temporary impairment of the security.

Components of comprehensive income and deposit premium are excluded from the calculation of capital ratios.  The Company maintained a total capital to risk weighted assets ratio of 17.44%, a Tier 1 capital to risk weighted assets ratio of 16.50% and a leverage ratio of 10.76% at September 30, 2009.  These levels substantially exceed the minimum requirements of bank regulatory agencies for well-capitalized institutions of 10.00%, 6.00% and 5.00%, respectively.  The ratio of shareholders' equity to assets increased to 10.3% at September 30, 2009, compared to 9.6% at December 31, 2008, primarily from the decrease in total assets and the change in net unrealized gain on securities available-for-sale.

Off-Balance Sheet Arrangements

There have been no significant changes in the Company’s off-balance sheet arrangements during the three months ended September 30, 2009.  See Note B and Note E to the Company’s consolidated financial statements for a description of the Company’s off-balance sheet arrangements.

Results of Operations

Net Income

Net income for the three months ended September 30, 2009, decreased to $324 thousand, or $0.15 per diluted share, compared to $943 thousand, or $0.45 per diluted share, for the same period in 2008.  Returns on average assets and average equity were .33% and 3.18%, respectively, for the three months ended September 30, 2009, compared to ..99% and 10.40%, respectively, for the same period in 2008.  The decrease is primarily due to an $800 thousand increase in the loan loss provision in the third quarter of 2009 as compared to the same period in 2008 to cover unexpected losses in the Bank’s commercial real estate portfolio.  Additionally, higher FDIC assessment charges, other real estate expenses and equipment costs in 2009 contributed to lower earnings.  Increases in net interest income of $176 thousand helped offset some of these higher expenses.

For the nine months ended September 30, 2009, net income was $1.7 million, or $0.79 per diluted share, compared to $2.6 million, or $1.25 per diluted share, for the same period in 2008.  This change, similar to the decrease for the three months ended September 30, 2009, was due to an increase in the loan loss provision in the amount of $1.5 million and additional FDIC assessments of $467 thousand.  These higher costs were offset partially by increased net interest income of $866 thousand.

Net Interest Income and Net Interest Margin

One of the largest components of the Company’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds.  The net interest margin is net interest income expressed as a percentage of average earning assets.

Net interest income increased $176 thousand to $3.7 million for the three months ended September 30, 2009, as compared to the same period in 2008.  Net interest income improved as average earning assets increased by $12.0 million to $378.6 million, contributing $147 thousand toward the increase.  In addition to the increase due to volumes, interest rate spread increased 23 basis points, adding approximately $28 thousand to net interest income. The Company’s interest rate spread, which is the difference in the weighted average interest rate on earning assets and the weighted average interest rate on interest bearing liabilities, increased as a result of funding costs declining to a greater degree than yields on earnings assets.  Net interest margin increased from 3.86% to 3.93% for the same comparable periods.

                       For the nine months ended September 30, 2009, net interest income increased $866 thousand to $11.1 million compared to the same period in 2008.  Average earning assets increased $24.9 million to $386.7 million which contributed $802 thousand toward the increase in net interest income.  The lower interest rate environment also provided a positive impact in the first nine months of 2009, as the interest rate spread increased 27 basis points, adding approximately $64 thousand to net interest income.   Net interest margin increased from 3.79% to 3.84% for the same comparable periods.

Non-Interest Income

Non-interest income decreased $87 thousand for the third quarter of 2009 as compared to the third quarter of 2008, while decreasing $269 thousand for the first nine months of 2009 as compared to the corresponding period in 2008.  Contributing to the decline in non-interest income for both periods were lower service charges on deposit accounts, lower gains on securities sales in 2009 and lower revenues from the Bank’s networking arrangements during the first three quarters of 2009 as compared to the same period in 2008.  During the third quarter, the Company completed a networking arrangement with Argent Financial Group (“Argent”) of Ruston, Louisiana, to move the Company’s brokerage business and related networking arrangements from its prior provider.  Under the new networking arrangement, Argent leases space from the Company in its Baton Rouge and Natchez offices.  The Company and Argent may refer business to their respective financial specialists; however, unlike the terms of the prior arrangement, financial consultant personnel are not employees of the Company, which no longer bears the office expenses and other related selling expenses associated with networking activities.

Non-Interest Expense

Non-interest expense includes salaries and benefits, occupancy, equipment and other operating expenses.  Non-interest expense for the three months ended September 30, 2009, increased $209 thousand to $3.0 million compared to the same period in 2008.  The primary reasons for the increase is $85 thousand additional FDIC assessment charges and higher other real estate and equipment costs of $125 thousand in the third quarter of 2009 compared to the same period in 2008.

Non-interest expense increased $651 thousand to $9.1 million for the nine months ended September 30, 2009, compared to the same period in 2008.  Over 70% of the increase is attributable to increased FDIC quarterly assessments and a special FDIC assessment accrued in the second quarter of 2009 but paid in the third quarter of 2009.  The remainder of the increase is primarily due to increase in other real estate costs.

Income Taxes

The Company recorded income tax expense of $103 thousand for the three months ended September 30, 2009, compared to $403 thousand for the same period in 2008.Income tax expense for the nine months ended September 30, 2009, was $371 thousand compared to $980 thousand during the same period in 2008.

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

The Company’s cash and cash equivalents increased $601 thousand to $7.6 million at September 30, 2009, from $7.0 million at December 31, 2008.  For the nine months ended September 30, 2009, cash provided by operating and investing activities was $3.3 million and $16.1 million, respectively, while financing activities used $18.8 million.

At September 30, 2009, the Company had unsecured federal funds lines with correspondent banks of $44 million and maintained the ability to draw on its available line of credit with the FHLB in the amount of approximately $40 million.  In addition to these lines of credit, the Bank had approximately $44 million in liquid assets including unencumbered investment securities available for collateralized borrowing.  Management believes it maintains adequate liquidity for the Company’s current needs.

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

The Company’s recent purchase of a second branch and the expected opening of a third branch office in Baton Rouge is expected to enhance its existing retail services within the Baton Rouge market and expand its presence in major business areas of the city.  The Company believes it has adequate resources to execute this growth plan through its traditional funding sources and without materially affecting the Company’s liquidity position.

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

Item 4T.       Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer of the Company (“CEO”) and the Chief Financial Officer of the Company (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2009.  Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s SEC reports.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

                      The Company’s ability to pay dividends to its shareholders is substantially dependent on the ability of the Bank to transfer funds to the Company in the form of dividends, loans and advances.  Federal law imposes limitations on the payment of dividends by national banks.  Under federal law, the directors of a national bank, after making proper deduction for all expenses and other deductions required by the Comptroller of the Currency, may credit net profits to the bank’s undivided profits account and may declare a dividend from that account of so much of the net profits as they judge expedient.  The Comptroller and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings.  The Bank’s ability to pay dividends to the Company is also limited by prudence, statutory and regulatory guidelines and a variety of other factors. At September 30, 2009, retained earnings available for payment of cash dividends under applicable dividend regulations exceeded $4.5 million.

Certain restrictions also exist on the ability of the Bank to transfer funds to the Company in the form of loans.  Federal Reserve regulations limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations.  At September 30, 2009, the maximum amount available for transfer from the Bank to the Company in the form of loans on a secured basis was $3.4 million.  There were no loans outstanding from the Bank to the Company at September 30, 2009.

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

BRITTON AND KOONTZ CAPITAL CORPORATION

Date:	November 13, 2009	/s/ W. Page Ogden
W. Page Ogden
Chief Executive Officer (Principal Executive Officer)

Date:	November 13, 2009	/s/ William M. Salters
William M. Salters
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit

31.1	Certifications of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002