Form 10-K
period 2009-12-31
BRITTON & KOONTZ CAPITAL CORP
filed 2010-03-23
CIK 707604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes              [X] No

The aggregate market value of the registrant’s common equity held by non-affiliates at March 13, 2010, computed by reference to the price of $11.80 per share, the price at which the registrant’s common equity was last sold as of June 30, 2009, is $22,123,017.

The registrant had 2,135,466 shares of common stock outstanding as of March 13, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement of Britton & Koontz Capital Corporation with respect to its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CROSS REFERENCE INDEX
TO
FORM 10-K

SIGNATURES

EXHIBITS

*              Included herein.
**	Incorporated by reference from Britton & Koontz Capital Corporation’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders in accordance with Instruction G(3) of Form 10-K.

(THIS PAGE INTENTIONALLY LEFT BLANK)

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

The information set forth in this Annual Report on Form 10-K is as of March 12, 2010, unless otherwise indicated herein.

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

Dividends received by the Company from the Bank for the year ended December 31, 2008 were $2.8 million, while no dividends were paid by the Bank to the Company for the year ended December 31, 2009, due to the national recession and its impact on regional and local economies.  Over the past several years, the Bank paid dividends to the Company in excess of the amount needed to satisfy dividends declared by the Company.  Thus the Company accumulated cash and it used this cash to pay dividends in 2009.  The Company expects dividend payments to resume in 2010 and continue to be the Company’s major source of income.

As of December 31, 2009, the Company had total consolidated assets of approximately $393 million and total consolidated stockholders’ equity of approximately $40 million.  Financial information about the Company, including information with respect to revenues from external customers, profit and loss and total assets for 2009 and 2008, is contained in Item 8, Financial Statements and Supplementary Data.

        The Company entered into a Trust Services Agreement with National Independent Trust Company, a national banking association doing business as Argent Trust Company, headquartered in Ruston, Louisiana.  Effective January 1, 2007, Argent Trust Company assumed all responsibilities associated with the Bank’s trust services, having been duly appointed successor trustee for all Bank trust accounts.  Argent Trust Company performs certain fiduciary services for customers transferred from and referred by the Bank to Argent Trust Company.  In return, the Bank receives a specified percentage of the fee income generated by Argent Trust Company.

During the third quarter of 2009, the Company entered into a networking arrangement with Argent Financial Group, an affiliate of Argent Trust Company also based in Ruston, Louisiana, to move the Company’s brokerage business and related networking arrangements from its prior provider.  Under the new networking arrangement, Argent Financial Group leases space from the Company in its Baton Rouge and Natchez offices.  The Company and Argent Financial Group may refer business to their respective financial specialists; however, unlike the terms of the prior arrangement, financial consultant personnel are not employees of the Company.  The Company also is no longer responsible for the office expenses and other related selling expenses associated with networking activities.  The majority of the revenue the Company receives from this relationship is derived from lease payments by Argent Financial Group.

The Bank

The Bank provides commercial and consumer banking to customers in Adams and Warren Counties, Mississippi, and East Baton Rouge Parish, Louisiana, and the adjoining counties and parishes in Mississippi and Louisiana.  The Bank conducts its full-service banking business from its main office and two branch offices in Natchez, Adams County, Mississippi, two branches in Vicksburg, Warren County, Mississippi, and three branch offices in Baton Rouge, East Baton Rouge Parish, Louisiana.  The geographical area serviced by the Bank is economically diverse and includes public and private sector industries, including government service, manufacturing, tourism, agriculture and oil and gas exploration.  The Bank is not dependent on any one customer or group of customers in any of its activities, and it has no foreign operations.

The products and services offered by the Bank include personal and commercial checking accounts, money market deposit accounts, savings accounts, automated clearinghouse services, safe deposit box facilities, and brokerage services through Argent Financial Group.  The Bank also offers access to automated teller machines and cash management services including remote deposit, money transfer, direct deposit payroll and sweep accounts.  The Bank is a full-service residential and commercial mortgage lender and engages in other commercial and consumer lending activities, including, among other things, the issuance of VISA credit cards and letters of credit.

Income from the Bank’s lending activities, including loan interest, fees and gains on sales of mortgage loans, represent the largest component of the Bank’s total operating revenue.  This source accounted for 58% and 62% of the Bank’s total operating revenue during 2009 and 2008, respectively.  The Company expects that income from lending activities will continue in 2010 to be the leading source of income related to the Bank’s activities.  In addition to business and consumer lending, the Bank invests a portion of its total assets in the securities market in order to earn a higher return compared to overnight positions.  Investment security purchases are monitored closely and managed on a monthly basis by an asset liability committee comprised of three non-employee directors along with the Bank’s Chief Executive Officer and Chief Financial Officer.  Investment income represents the second largest source of revenue for the Bank.  For the 2009 and 2008 fiscal years, revenue in this segment amounted to 33% and 28% of the Bank’s total operating revenue, respectively.  The bulk of the remainder of the Bank’s revenue in each of the last two years was fees related to deposit services.

Competition

There is significant competition among banks and bank holding companies in the Bank’s market areas and throughout Mississippi and Louisiana.  The Bank competes with both national and state banks, savings and loan associations and credit unions for loans and deposits.  The Bank also competes with large national banks from the principal cities in Louisiana and Mississippi for certain commercial loans.  All of these numerous institutions, including the Bank, compete in the delivery of products and services on the basis of availability, quality and pricing.  Many of our competitors are likely to be better capitalized than the Bank and the Company.  Most institutions track total deposits as an appropriate measure of penetration in each market.  As of June 30, 2009, the last date such information is available, the Bank’s market share in relation to total deposits, according to data collected from the Federal Deposit Insurance Corporation, was approximately 19.55% and 2.25% for Adams and Warren Counties in Mississippi, respectively, and .31% in East Baton Rouge Parish in Louisiana.

The deregulation of depository institutions as well as the increased ability of non-banking financial institutions, such as finance companies, investment companies, insurance companies, brokerage companies and several governmental agencies, to provide services previously reserved to commercial banks has further intensified competition and we expect such competition to increase.  Accordingly, the Bank now competes with these non-banking financial institutions, all of which are engaged in marketing various types of loans, commercial paper, short-term obligations, investments and other services.  Because non-banking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, in many instances they operate with greater flexibility.

Employees

As of December 31, 2009, the Company had three full-time employees, who are also employees of the Bank and compensated by the Bank.  The Bank’s employees increased from 99 full-time and 11 part-time employees at December 31, 2008, to 105 full-time and 8 part-time employees at December 31, 2009.  The employees are not represented by a collective bargaining agreement.  The Company believes that its relationship with its employees is good.

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

As a national bank, the Bank is subject to supervision and regular examination by the Office of the Comptroller of the Currency (the “Comptroller”).  The examinations are undertaken to ensure the protection of the Deposit Insurance Fund (the “DIF”).  In February, 2006, the Federal Deposit Insurance Reform Act of 2005 was signed into law.  Among the highlights of this law was merging the Bank Insurance Fund and the Savings Association Insurance Fund into the newly-created DIF.  This change was effective March 31, 2006.  The FDIC maintains the DIF by assessing depository institutions an insurance premium.  The amount each institution is assessed is based on the balance of the insured deposits as well as on the degree of risk the institution poses to the insurance fund.

In 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), which, among other things, substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act.  FDICIA also expanded the regulatory and enforcement powers of bank regulatory agencies.  Most significantly, FDICIA mandates annual examinations of banks by their primary regulators and requires the federal banking agencies to take prompt “corrective action” whenever financial institutions do not meet minimum capital requirements.  FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”  A depository institution’s capitalization status will depend on how well its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.  As of December 31, 2009, the Bank maintained a capital level which qualified it as being “well capitalized” under such regulations.

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

Finally, the Company elected not to participate in the U.S. Treasury Department’s Capital Purchase Program, which is part of the federal government’s Troubled Asset Relief Program.  Thus, it will not be subject to any of the regulations enacted (and to be enacted) with respect to such program.  The Company has, however, opted to participate in the FDIC’s Transaction Account Guarantee Program, which is a part of the FDIC’s Temporary Liquidity Guarantee Program.  The regulations the Company currently is subject to on account of its participation in this program have not had a material effect on the Company’s business or operations.  The Company is unable to predict whether additional regulations will be imposed upon it because of its participation in this program, or the impact of any such regulations on the Company’s business or operations.

Interstate Banking and Branching Legislation

Federal Law.  In 1994, Congress passed the Riegle-Neal Interstate Banking and Branching Efficiency Act (“Riegle-Neal”), which affected the interstate banking and branching abilities of bank holding companies and banks.  Riegle-Neal authorizes a national bank domiciled in one state to establish branches in any other state as long as neither state has opted out of interstate branching between the date of enactment of Riegle-Neal and May 31, 1997.  Riegle-Neal, however, does allow states to preserve certain restrictions on the entry of out-of-state banks, such as the fashion in which entry can be made, an age requirement for a bank being merged or acquired, and a deposit cap.  Under Riegle-Neal, once a bank has established a branch in another state, it may exercise the same rights in that state as enjoyed by national and state banks headquartered in that state, including the ability to branch intra-state.

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

Financial Modernization

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “GLB Act”) was enacted into law on November 12, 1999.  The GLB Act potentially affects every facet of a depository institution’s operations.  The GLB Act does three fundamental things affecting the banking industry: (1) repeals key provisions of the Glass-Steagall Act to permit commercial banks to affiliate with securities firms, insurance companies and other financial service providers; (2) establishes a statutory framework pursuant to which full affiliations can occur between these entities; and (3) provides financial services organizations with flexibility in structuring these new financial affiliations through a new entity called a “financial holding company” or through a financial subsidiary.

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

Further Changes in Regulatory Requirements

The United States Congress and the Mississippi legislature have periodically considered and adopted legislation that has adversely affected the profitability of the banking industry.  See “Competition” above.  Future legislation could further modify or eliminate geographic and other business restrictions on banks and bank holding companies and current prohibitions affecting other financial institutions, including mutual funds, securities brokerage firms, insurance companies, banks from other states and investment banking firms.  In addition, the United States in general, and the financial services industry in particular, is currently experiencing an economic downturn.  In response to this downturn, numerous significant legislative and regulatory changes have been proposed.  The Company cannot accurately predict the ultimate outcome of such proposals or the effects of any new legislation or regulations on the business of the Company or the Bank.

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

Item 1B.  Unresolved Staff Comments.

No disclosure is required hereunder as the Company is neither an “accelerated filer” or a “large accelerated filer,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, nor a “well-known seasoned issuer,” as defined in Rule 405 under the Securities Act of 1933, as amended.

Item 2.  Properties.

The Company has its principal offices in its headquarters building at 500 Main Street, Natchez, Adams County, Mississippi 39120, which is owned and occupied by the Bank.  The Bank owns the property on five additional branches and leases the property for two of its branches.  The Bank also owns a vacant lot in Vidalia, Louisiana that was purchased in May 2004 for future branch expansion.  In the judgment of management, the facilities of the Company and the Bank are generally suitable, adequately insured and provide for the continuing needs of the Company and the Bank.  All branches are full service.

The list below describes the locations and general character of the properties owned and leased by the Company and the Bank:

Location	Own/Lease	Use	Approximate Office Space (square feet)
Natchez
500 Main Street Natchez, Mississippi 39120	Owned	Main Office	33,790

411 Highway 61 N. Natchez, Mississippi 39120	Owned	Branch Office	1,671

55A Sgt. Prentiss Drive Natchez, Mississippi 39120	Owned	Branch Office	10,720
Vicksburg
2059 Highway 61 N. Vicksburg, Mississippi 39183	Owned	Branch Office	3,050

2150 S. Frontage Road Vicksburg, Mississippi 39180	Owned	Branch Office	4,570
Baton Rouge
8810 Bluebonnet Suites A & B Baton Rouge, Louisiana 70810	Lease	Branch Office	5,112

4703 Bluebonnet Blvd Baton Rouge, Louisiana	Owned	Branch Office	4,080

7415 Corporate Blvd Suite 935 Building H Baton Rouge, Louisiana 70809	Lease	Branch Office	1,256

The lease for the Company’s branch located at 8810 Bluebonnet Boulevard, in Baton Rouge, Louisiana is for a ten year period, which commenced October 1, 2003.  The lease at the branch located at 7415 Corporate Boulevard, in Baton Rouge, Louisiana is for a five year period, which commenced October 1, 2009.  The Company has the right to terminate the latter lease at the end of the 36th month by providing the landlord written notice no later than 180 days prior to the end of the 36th month of the lease term.

Item 3.  Legal Proceedings.

The Company and the Bank are currently not involved in any material pending legal proceedings, and no material legal proceedings were terminated in the fourth quarter of 2009.

Item 4.  Reserved.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information Regarding our Common Stock

The Company’s common stock is listed on The NASDAQ Capital Market (“NASDAQ”), and trades under the symbol “BKBK.”  The table below sets forth dividends per share and the high and low sales prices for the Company’s common stock, as reported by NASDAQ, for each quarter of the last two fiscal years.

	Dividends Per Share	High	Low
2009
4th Quarter	$.18	$12.28	$10.62
3rd Quarter	.18	12.75	10.94
2nd Quarter	.18	12.99	9.60
1st Quarter	.18	13.07	8.32

	Dividends Per Share	High	Low
2008
4th Quarter	$.18	$13.49	$10.10
3rd Quarter	.18	16.00	11.05
2nd Quarter	.18	16.40	12.00
1st Quarter	.18	18.00	15.32

On March 13, 2010, there were 472 shareholders of record of the Company’s common stock, and the price of the Company’s common stock was $11.99.

Historically the Company has declared dividends on a quarterly basis. Funds for the payment of cash dividends are obtained from dividends received by the Company from the Bank.  Accordingly, the declaration and payment of cash dividends by the Company depends upon the Bank’s earnings, financial condition, general economic conditions, compliance with regulatory requirements and other factors.  Restrictions on the Bank’s ability to transfer funds to the Company in the form of cash dividends exist under federal and state law and regulations.  See Note N, “Regulatory Matters”, in the Notes to the Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, for a discussion of these restrictions.  These restrictions do not, and are not expected in the future to, materially limit the Company’s ability to pay dividends to its shareholders consistent with historical dividend payments.

Please refer to the information under “Equity Compensation Plan Information” in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for a discussion of the securities authorized for issuance under the Company’s equity compensation plans.

The Company did not repurchase any equity securities during the 4th quarter of 2009.  No options were exercised in 2009.

Item 6.  Selected Financial Data.

No disclosure is required hereunder as the Company is a “smaller reporting company,” as defined in Item 10(f) of Regulation S-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion presents a review of the major factors that have affected the financial condition, changes in financial condition and results of operations the Company and its subsidiaries, principally the Bank, as of and for the years ended December 31, 2009 and December 31, 2008.

Summary

In 2009, the Company reported net income of $1.6 million, or $.76 per basic and diluted share, compared to net income of $3.5 million, or $1.65 per basic and diluted share, reported at December 31, 2008.  Returns on average assets and equity for the year ended December 31, 2009, were .40% and 4.01%, respectively, compared to .91% and 9.57% for same period in 2008.

During 2009, the Company’s asset quality declined primarily as a result of the effects of the economic downturn affecting the United States as a whole and the local markets in which we operate.  The Company acted to recognize probable losses in the loan portfolio and is attempting to resolve these loans quickly through foreclosure and sale of collateral.  We expect actions the Company will be required to take in 2010 to maintain an adequate allowance for loan losses and otherwise to address asset quality issues will have a lesser impact on the Company’s earnings in 2010 than in 2009.

The Company’s current level of capital significantly exceeds the amount that regulators consider “Well-Capitalized.”  It is this strength of capital along with our conservative credit standards that, in our opinion, allowed us to weather the economic downturn that swept through the United States and our local markets in 2009.  We believe the Company has capital and financial strength sufficient to allow us to continue engaging in prudent lending activity and to expand our franchise as opportunities are presented in the upcoming year.

Financial Condition

Assets

Total assets decreased $20 million to $393 million at December 31, 2009 as compared to total assets at December 31, 2008.  The change is due mostly to decreases in investment securities from $171 million at December 31, 2008, to $147 million at December 31, 2009, offset by an increase in cash and due from banks.  The decrease in investment securities is due to a lack of attractive re-investment opportunities during the year; instead, liquidity from the securities portfolio was used to repay debt.

                      Average Earning Assets.  Interest income from earning assets represents the Company’s main source of revenue.  Average earning assets for the year ended December 31, 2009, totaled $384 million, a $17 million, or 5%, increase compared to $367 million at December 31, 2008.  The increase was due to the Company’s purchases of investment securities, which grew average investment securities by $19 million, notwithstanding that the balance of investment securities at December 31, 2009 was lower than the balance at December 31, 2008.  These increases were offset by slight decreases in average loans of $2 million.  The average earning asset mix shifted during 2009 compared to 2008.  In 2009, loans comprised 58% of average earning assets compared to 61% in 2008, while investments increased to 41% of average earning assets in 2009 from 38% in 2008.  The balance, in short-term funds, remained relatively unchanged.

                       Investment Securities.   The Company’s securities at December 31, 2009, consist primarily of mortgage-backed securities, municipal investments and equity securities.  Securities deemed to be held-to-maturity (“HTM”) are accounted for by the amortized cost method and represented approximately 31% of total securities at December 31, 2009.  Securities designated as available-for-sale (“AFS”) are accounted for at fair value with valuation adjustments recorded in the equity section of the Company’s balance sheet through other comprehensive income/(loss).  AFS securities comprised approximately 67% of total investment securities at December 31, 2009.  There were no securities categorized as trading at December 31, 2009.  Equity securities accounted for the remaining 2%.  The Company classifies its security purchases at acquisition.

Total investment securities decreased $24 million to $147 million at December 31, 2009, from $171 million at December 31, 2008.  The decrease in securities was a result of the interest rate yield curve in 2008 which made purchases of investment securities more attractive in 2008.  The Company directed its cash flows, along with borrowings from the Federal Home Loan Bank (“FHLB”), back into the securities market, resulting in an approximate $45 million increase in the investment securities portfolio from December 31, 2007, compared to December 31, 2008.  As the economy turned in 2009, the low interest rate environment through most of the year discouraged reinvestment of cash flows from investment securities; instead, these cash flows were used to repay debt.

Equity securities at December 31, 2009, are comprised primarily of Federal Reserve Bank stock of $522 thousand, FHLB stock of $2.4 million, the Company’s $155 thousand interest in its B&K Bank Statutory Trust and the Enterprise Corporation of the Delta Investments, LLC membership interests of $100 thousand.  These securities decreased $748 thousand to $3.3 million in 2009 from $4.0 million in 2008, primarily due to the redemption FHLB stock as borrowing throughout the year declined.

The amortized cost of the Bank’s investment securities at December 31, 2009, 2008 and 2007, are summarized below:

	12/31/09	12/31/08	12/31/07
Obligations of U.S. Government Agencies and Corporations	$99,111,627	$123,834,755	$84,741,030
Obligations of State and Political Subdivisions	40,600,366	39,529,246	38,004,634
Total	$139,711,993	$163,364,001	$122,745,664

The amortized cost and approximate market value of the Company’s investment debt securities (including mortgage-backed securities) at December 31, 2009, by contractual maturity, is set forth in Note B, “Investment Securities,” in the Notes to the Consolidated Financial Statements of the Company, in Item 8, Financial Statements and Supplementary Data.

                      Loans.  Loans represent the Company’s largest source of revenue.  Total loans at December 31, 2009 of $224.6 million remained relatively stable, declining only $910 thousand compared to $225.5 million at December 31, 2008.  The Company’s Baton Rouge, Louisiana market continued to see demand for loans from both businesses and households offsetting further weakening in other markets.  Loan growth in the Company’s Baton Rouge market was $18 million during 2009 offset by declines in both Mississippi markets of $19 million, including a $6 million decline in the residential portfolio.  The Company generally does not hold residential loans in its loan portfolio.  Rather, the focus is on originating 1-4 family residential mortgage loans that can be sold in the secondary market.  As a result, its existing portfolio of residential loans has continued to decline during 2009.  Total residential loans originated and sold during 2009 were $26 million, up from $24 million in 2008.  The Company has increased its lending personnel in Baton Rouge, Louisiana and expects a significant increase in total originations and fee income generated in 2010.

In 2010, loan growth in the Baton Rouge market is expected to be consistent with growth in 2009, while we anticipate that the Natchez and Vicksburg, Mississippi markets will be challenged to maintain present levels of loans as economic activity throughout these markets continues to shrink.

The composition of the Bank’s loan portfolio, including loans held for sale, at the end of the last five years is presented below.  The Company has no foreign loan activities.  “Real estate-other” below primarily includes mortgage lending for non-residential properties.

	12/31/09	12/31/08	12/31/07	12/31/06	12/31/05
Commercial, financial and agricultural	$25,606,000	$25,128,000	$25,884,000	$28,385,000	$32,868,000
Real estate-construction	31,341,000	30,910,000	45,097,000	44,592,000	30,069,000
Real estate-residential	67,213,000	74,923,000	72,438,000	83,256,000	98,488,000
Real Estate-other	95,511,000	88,341,000	72,123,000	76,473,000	70,875,000
Installment	4,806,000	6,038,000	7,550,000	10,680,000	12,478,000
Other	124,000	171,000	261,000	203,000	306,000
Total loans	$224,601,000	$225,511,000	$223,353,000	$243,589,000	$245,084,000

The following table sets forth as of December 31, 2009, (1) the periods in which the Bank’s commercial, financial and agricultural loans and its real estate-construction loans mature or reprice and (2) the total amount of all such loans due after one year having (a) predetermined interest rates and (b) floating or adjustable rates.  Loan maturities are based upon contract terms and specific maturity dates.  Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory.  Demand loans, loans with no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

		Due after
	Due in	one year
	one year	through	Due after
	or less	five years	five years	Total
Commercial, financial and agricultural	$15,100,000	$10,433,000	$73,000	$25,606,000
Real estate-construction	24,684,000	6,532,000	125,000	31,341,000
Total	$39,784,000	$16,965,000	$198,000	$56,947,000

Predetermined interest rates		$16,928,000	$198,000

Floating or adjustable interest rates		$37,000	$-

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

Several key measures are used to evaluate and monitor the Company’s asset quality.  These measures include the levels and percentages of total nonperforming assets, loan delinquencies, non-accrual loans, foreclosed assets and charge-offs.  Nonperforming assets, consisting of non-accrual loans, loans past due 90 days or more and other real estate owned, increased to $10.5 million at December 31, 2009, compared to $5.0 million at December 31, 2008.  During the fourth quarter of 2009, non-performing assets increased $2.2 million due primarily to the addition of one commercial real estate credit in the Baton Rouge market. The borrower filed for Chapter 11 bankruptcy in December, 2009.  The Company received the initial plan for reorganization in February, 2010, which it expects will be effective early in the third quarter of 2010.  Non-performing assets as a percent of average assets increased to 2.62% in 2009 compared to 1.31% in 2008.  Nonperforming loans as a percent of total loans, net of unearned income and loans held for sale, increased to 4.34% at December 31, 2009, compared to 1.81% at December 31, 2008.  Net charge-offs as a percent of average loans increased to .87% at December 31, 2009, from .34% at December 31, 2008.  In spite of these increases, management believes that the Company’s asset quality is equal to or exceeds industry and peer levels, based on Federal Deposition Insurance Corporation (“FDIC”) year-end call report data.

The increase in nonperforming assets in 2009 is generally due to the economic downturn affecting the United States and the related decline of economic activity in the Company’s markets.  A breakdown of nonperforming loans at the end of each of the last five years is presented below:

(Dollars in thousands)	12/31/09	12/31/08	12/31/07	12/31/06	12/31/05
Non-accrual loans by type
Real estate	$8,510	$3,364	$992	$829	$413
Installment	12	86	87	13	72
Commercial and all other loans	187	118	223	351	574
Total non-accrual loans	8,709	3,568	1,302	1,193	1,059
Loans past due 90 days or more	1,004	518	12	232	201
Total nonperforming loans	9,713	4,086	1,314	1,425	1,260
Other real estate owned (net)	815	919	747	1,257	1,471
Total nonperforming assets	$10,528	$5,005	$2,061	$2,682	$2,731
Nonperforming loans as a percent
of loans, net of unearned interest
and loans held for sale	4.34%	1.81%	.59%	.59%	.51%
Additional interest income foregone
on non-accrual loans	$425	$191	$36	$31	$24

                      Loan classification is an on-going, dynamic process, and the migration of loans into an impaired status cannot be predicted with total accuracy, especially in light of the current economic climate in the United States.   As of December 31, 2009, the table above reflects all loans that the Company had doubts as to the ability of the borrower to comply with current repayment terms.  There were no loans in any of the reported periods above classified as “troubled debt restructurings” as defined in the Financial Accounting Standards Board Accounting Standards Codification (which is discussed in more detail in Note A, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements of the Company, in Item 8, Financial Statements and Supplementary Data).  As of December 31, 2009, if non-accrual loans had been current in accordance with their terms, interest in the amount of approximately $425,000 would have accrued on such loans.  Approximately $526,000 in interest income on such loans was recognized on a cash basis for 2009.

                     In 2010, the economic environment in the Company’s three markets is expected to remain sluggish, in keeping with national trends.  Collection efforts on problem credits during 2009 were vigorous.  These intensified efforts have increased charge-offs and non-performing assets since December 31, 2008.  Although resolution of problem credits has been impeded by the decreasing demand and falling prices for both commercial and residential real estate, the Company expects resolution of such problem credits to accelerate during 2010.  While asset quality has weakened during 2009, overall problem loan levels in the present environment remain relatively low for the Company, while its capital is very strong.

Allowance for Loan Losses

The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses.  The balance of the loans determined to be impaired under ASC 310 and the related allowance is included in management’s estimation and analysis of the allowance for loan losses. The determination of the appropriate level of the allowance is sensitive to a variety of internal factors, primarily historical loss ratios and assigned risk ratings, and external factors, primarily the economic environment. Additionally, the estimate of the allowance required to absorb credit losses in the entire portfolio may change due to shifts in the mix and level of loan balances outstanding and in prevailing economic conditions, as evidenced by changes in real estate demand and values, interest rates, unemployment rates and energy costs. While no one factor is dominant, each could cause actual loan losses to differ materially from originally estimated amounts.

For portfolio balances of consumer, consumer mortgage and certain other similar loan types, allowance factors are determined based on historical loss ratios by portfolio and may be adjusted by other qualitative criteria. For larger commercial and commercial real estate secured loans, risk-rating grades are assigned by lending, credit administration or loan review personnel, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. The allowance factors are established based on historical loss ratios experienced by the Company for these loan types, as well as the credit quality criteria underlying each grade, adjusted for trends and expectations about losses inherent in our existing portfolios. In making these adjustments to the allowance factors, management takes into consideration factors which it believes are causing, or are likely in the future to cause, losses within our loan portfolio but which may not be fully reflected in our historical loss ratios.

                      A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan-by-loan basis for problem loans of $100,000 or greater by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.  For real estate collateral, the fair market value of the collateral is based upon a recent appraisal by a qualified and licensed appraiser of the underlying collateral.  The process by which management determines the appropriate level of the allowance, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates.

                     The Company increased the allowance for probable loan losses by $3.4 million in 2009, which more than offset net charge-offs of $1.9 million for 2009.  The $3.4 million in provision expense covered net charge-offs and additional potential exposures identified in the credit review process and reserving methodology.  The Company re-evaluated its potential exposure with respect to two commercial loans secured by commercial real estate.  Both of these loans were identified as impaired at December 31, 2009; however, based upon its re-evaluation, the Company determined that it was appropriate to increase the level of impairment on each loan.  The Company determined that the increased levels of impairment, and the associated increase in the allowance for loan losses necessary to properly reserve for these loans based on the new impairment levels, should be accounted for in the Company’s 2009 financial statements.

For one of the loans, the Bank foreclosed on the commercial real estate securing the loan in January, 2010.  Upon gaining access to the property, the Bank discovered substantial damage and theft that occurred sometime during the weeks preceding the completion of the foreclosure proceedings.  The Company believes that such damage and theft is covered by insurance, and an insurance claim has been filed in connection with the loss (as well as a police report).  As of the date of this report, however, the Company cannot be sure that it will fully recover the previously-appraised value of the collateral.  As to the other loan, the Company determined that complete provisioning will be needed on the loan, rather than the partial provision estimated at year-end, because of alleged borrower fraud involving the borrower’s claim of clean title to the commercial real estate securing the loan.  The Company demanded payment under the loan’s title insurance policy and brought suit against the title insurer in December, 2009.  In light of the possible prolonged legal delays that could be associated with resolving the Company’s claims against the title insurer, the Company fully reserved for the loan.  The additional reserves required on account of the events described above have resulted in an additional $1 million in provision expense being incurred in the fourth quarter of 2009.  At December 31, 2009, management believes the allowance for loan losses of $3.9 million is adequate, under prevailing economic conditions, to absorb probable losses on existing loans.  The allowance includes allocation of approximately $2.1 million on total impaired loans of $8.7 million.

Activity in the allowance for loan losses for the last five years is presented below.
(Dollars in thousands)	12/31/09	12/31/08	12/31/07	12/31/06	12/31/05
Balance at beginning of year	$2,398	$2,431	$2,344	$2,378	$2,237
Charge-offs:
Commercial, financial & agricultural	(140)	(541)	(87)	(571)	(54)
Real Estate-construction	(276)	(166)	(25)	(3)	(0)
Real Estate-residential	(138)	(410)	(257)	(5)	(40)
Real Estate-other	(1,456)	(7)	(2)	0	(109)
Installment and other	(60)	(39)	(136)	(64)	(48)
Recoveries:
Commercial, financial & agricultural	25	190	110	26	22
Real Estate-construction	10	6	-	-	-
Real Estate-residential	89	83	5	26	22
Real Estate-other	-	34	-	51	14
Installment and other	7	87	39	31	34
Net (charge-offs) / recoveries	(1,939)	(763)	(353)	(509)	(159)
Provision charged to operations	3,420	730	440	475	300
Balance at end of year	$3,879	$2,398	$2,431	$2,344	$2,378
Allowance for loan losses as a percent
of loans, net of unearned interest and
loans held for sale	1.73%	1.06%	1.09%	.96%	.97%
Net charge-offs as a percent of average loans	.87%	.34%	.15%	.21%	.07%

                     In establishing the amounts of provision for each year charged to operating expense, management uses the basic methodologies described above.  The allocation of the allowance for loan losses applicable to each loan category for the previous five years is presented below.  Approximately $300 thousand of unallocated reserves is included in the other category as of December 31, 2009.

	Amounts as of December 31,
	2009	2008	2007	2006	2005
Commercial, financial and
agricultural	$631	$536	$473	$426	$502
Real estate-construction	1,264	241	265	187	77
Real estate-residential	301	225	353	248	162
Real Estate-other	1,212	842	735	663	787
Installment	161	247	335	331	354
Other	310	307	270	489	496
Total loans	$3,879	$2,398	$2,431	$2,344	$2,378
	Percent of loans in each category to total loans
	2009	2008	2007	2006	2005
Commercial, financial and
agricultural	11.40%	11.14%	11.59%	11.65%	13.41%
Real estate-construction	13.97	13.71	20.19	18.31	12.27
Real estate-residential	29.93	33.22	32.29	34.18	40.18
Real Estate-other	42.51	39.17	32.43	31.40	28.92
Installment	2.14	2.68	3.38	4.38	5.09
Other	.05	.08	.12	.08	.13
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

         In the fourth quarter of 2009, the Company hired a certified real estate appraiser to oversee the internal appraisal review process.  Also, effective January 1, 2010, the Company adopted a new policy that governs the ordering, scope, independence and review of real estate appraisals used in the lending function, which is designed to reduce the Company’s risks in real estate secured loans.

Under the new policy, with respect to the renewal of any loan over $50,000, our lenders may use commercial real estate appraisals or complying evaluations performed by external, competent professional appraisers dated no more than two years prior to the date of the renewal.  Appraisals older than two years but less than five years may be reused but are subjected to heightened internal scrutiny to maintain appropriate lending margin and knowledge of the collateral.

The new policy and related procedures also extend to impaired loan situations.   However, in the context of default, renewals, and restructures of impaired loans, any number of circumstances may dictate that either we obtain updates to existing appraisal or we undertake completely new appraisals of the collateral, regardless of the age of the existing appraisal. These circumstances include, among other things, the following: the receipt and analysis of additional financial information from the borrower; a negative change in the scope or timing of a project or guarantor; or an unacceptable payment pattern.  In determining specific exposures on impaired commercial real estate loans, and therefore the amount and timing of the provision for loan losses with respect thereto, the Company focuses primarily on recent, detailed collateral information obtained through appraisal updates or new appraisals, as the case may be. In addition to collateral information, the Company considers the financial strength and character of the guarantors along with the past performance history and nature of the business.  Finally, the Company evaluates the general economic climate as well as the nature of the credit and the specific line of business of the borrower.

In foreclosures situations, the Bank obtains independent appraisals.  Foreclosed properties are moved to Other Real Estate at the appraised value less sales commission and related marketing costs.  The remaining balance of the impaired loan is charged off.

When the Company determines that a loan is nonperforming or impaired through its ongoing loan review process or, less frequently, receives notice of the occurrence of events impacting the collectability of a loan, its emphasis promptly shifts to the evaluation of the loan collateral.  The evaluation of such collateral involves input from several parties within the bank:  loan review, credit administration, the in-house appraisal review officer, and the relevant lending officer.  Following such input, the Company’s chief credit policy officer makes the final determination regarding whether to order new appraisals of the real estate collateral or an update to an existing appraisal.  Write-downs and charge-offs resulting from the credit review and collection processes are reviewed monthly by the independent members of the board of directors.  There is typically no significant timing difference in ordering appraisals and the recognition of provision or related charge-off.

The Company places collateral-dependent, impaired loans on nonaccrual and reserves for any specific exposures identified from the collateral valuation.  As exposures become clearly defined, charge-down of the previously estimated exposure follows immediately.  Factors defining exposures might include bankruptcy, extended project delay, limitation of refinancing opportunities, sudden local market events or any other event which substantially eliminates the original, primary source of repayment.

Other Real Estate

                         The balance of other real estate (ORE) decreased $104 thousand to $815 thousand in 2009 from $919 thousand in 2008.  Activity during 2009, set forth below, includes new foreclosures of $1.1 million offset by write-downs/reserves of $203 thousand, proceeds from sales of $741 thousand and losses on the sales of property of $80 thousand.  The balance at December 31, 2009, was made up of one commercial property in Baton Rouge, Louisiana in the amount of $534 thousand that was moved into ORE during 2009 with the remaining balance primarily in residential lots and vacant land.  As reflected in the table below, liquidation of ORE properties kept pace with new additions in 2009.

Balance at December 31, 2008		$919
Write-downs/Reserves, net	(203)
Proceeds from sales, net of gains and losses	(741)
Gains/(losses) on sales of ORE	(80)
Foreclosures	1,128	(104)
Balance at December 31, 2009		$815

Funding

Deposits.  Deposits are the Company’s primary source of funding for earning assets.  Total deposits decreased to $251 million at December 31, 2009, compared to $257 million at December 31, 2008.  Non-interest bearing deposits decreased to $50 million at December 31, 2009 compared to $51 million at December 31, 2008.  Deposits at December 31, 2009 and 2008, consist of the following:

	12/31/09	12/31/08

Non-interest bearing demand deposits	$49,847,304	$51,119,827
NOW accounts	57,815,246	48,338,323
Money market deposit accounts	30,563,856	33,662,518
Savings accounts	18,259,388	17,736,516
Certificates of deposit	94,456,326	106,357,236
	$250,942,120	$257,214,420

The decrease in deposits in 2009 was primarily due to decreases in non-core deposits such as public funds, brokered and special promotion CD’s amounting to approximately $8.4 million.  During 2009, deposits that the Bank considers core deposits increased approximately $2.2 million, including deposits into a new rewards checking that was initiated in the second quarter of 2009.

The Company maintains wholesale deposit funding sources to provide additional liquidity if necessary.  The Company belongs to a network that allows access to national deposits and has the ability to gather these deposits as needed.  It also is a member of the Certificate of Deposit Account Registry Service (“CDARS”), a deposit placement network.  Deposits in the CDARS program are federally insured and are considered brokered.  Because of the brokered classification, the Company considers these deposits as non-core, however, they have remained relatively stable over the past several years ending December 31, 2009, at $11.4 million, an increase over the $8.5 million at December 31, 2008.

Maturities of certificates of deposits of $100,000 or more at December 31, 2009, and 2008, are summarized below.
	12/31/09	12/31/08
Time remaining until maturity:
Three months or less	$16,319,474	$21,104,104
Over three through six months	6,517,440	10,266,988
Over six through twelve months	14,213,515	12,796,081
Over twelve months	3,628,905	3,417,858
	$40,679,334	$47,585,031

Other time deposits of $100,000 or more, including savings and money market demand accounts, at December 31, 2009, were $21,554,000.  For all such deposits, the time remaining until maturity was three months or less.

Borrowings.   In addition to the deposit base described above, the Company utilizes short and long-term borrowings as an additional funding source.  Short-term borrowings include overnight funding through established lines of credit with correspondent banks, customer repurchase agreements and overnight and other advances from the FHLB.  The Company collateralizes short-term funding from the FHLB with a portion of the Bank’s one-to-four family residential mortgage portfolio, certain secured commercial loans and certain investment securities in accordance with the Advance Security and Collateral Agreement with the FHLB.

Also included in short-term borrowings are the Company’s junior subordinated debentures. See Note I, “Borrowings,” in the Notes to the Consolidated Financial Statements of the Company, in Item 8, Financial Statements and Supplementary Data.  The Company has the right to call these debentures on a quarterly basis.  They are included in short-term borrowings at December 31, 2009 and December 31, 2008.  The Company will consider calling the debentures if it determines they are not needed as a capital base to support the asset growth of the Company.

Total short-term borrowings at December 31, 2009, 2008 and 2007 are presented below:

	2009	2008	2007
Year-end balance	$50,234,000	$71,563,000	$39,964,000
Maximum month-end balance	69,490,000	86,688,000	67,385,000
Year to date average balance	58,761,000	60,190,000	50,488,000
Weighted average rate	.90%	2.39%	5.07%

The information regarding our short-term FHLB borrowings for 2009, 2008 and 2007, is presented below:

	2009	2008	2007
Year-end balance	$32,018,000	$54,929,000	$26,735,000
Maximum month-end balance	55,680,000	68,864,000	48,153,000
Year to date average balance	42,596,000	44,533,000	36,378,000
Weighted average rate	.37%	1.98%	4.67%

                       Long-term borrowings in 2008 of $40 million primarily consisted of Structured Repurchase Agreements with JPMorgan Chase Bank, N.A.  In 2009, the Company continued this long-term debt structure and added an additional $9 million in 5 year term advances from the FHLB in an effort to further protect against rising rates.  See Note M, “Securities Sold Under Repurchase Agreements” in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data for further information on the Company’s Structured Repurchase Agreements.

Average Balances and Yield Analysis

The following table presents the Bank’s average balance sheets during 2009, 2008 and 2007.  Dividing income or expense by the average balance of assets and liabilities, respectively, derives yields and costs.  Average non-accrual loans of $5.8 million, $2.5 million and $1.4 million at December 31, 2009, 2008 and 2007, respectively, are included in loans for yield computations.  Loan fees and late charges in the amount of approximately $680 thousand for 2009, $720 thousand for 2008 and $591 thousand for 2007 are included in both income and yield computations in loans.  Income and expense resulting from interest rate caps and swaps used to manage interest rate risk are included appropriately in loans and certificates of deposit.  No tax-equivalent adjustments have been made.  All averages are derived from monthly average balances.

	Britton & Koontz Capital Corporation
	Average Balance Report
	Twelve Months Ended December 31,
		2009			2008			2007
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	%	Average	Income/	%	Average	Income/	%
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
ASSETS
Loans	$223,802	$13,296	5.94%	$225,633	$15,477	6.86%	$237,512	$19,010	8.00%
Investment securities:
Mortgage Backed Securities	114,817	5,835	5.08%	98,987	5,234	5.29%	67,345	3,514	5.22%
State & municipal-non taxable	39,508	1,737	4.40%	37,341	1,668	4.47%	36,367	1,654	4.55%
State & municipal-taxable	947	57	6.00%	945	57	6.00%	-	-	0.00%
Other	4,064	51	1.25%	3,086	94	3.05%	4,959	271	5.47%
Total investment securities	159,336	7,679	4.82%	140,359	7,054	5.03%	108,671	5,439	5.01%
Interest bearing bank balances	1,150	4	0.34%	1,026	27	2.62%	3,045	140	4.61%
Federal funds sold	268	1	0.19%	218	5	2.17%	306	15	4.86%
Total earning assets	384,556	20,980	5.46%	367,236	22,563	6.14%	349,534	24,605	7.04%
Allowance for loan losses	(2,799)			(2,402)			(2,440)
Cash & due from banks, non-interest bearing	5,899			5,968			6,435
Bank premises & equipment	7,405			7,067			7,565
Cash Value Life Insurance and other	1,080			1,037			997
Other assets	4,985			4,257			4,675
TOTAL ASSETS	$401,126			$383,163			$366,765

LIABILITIES AND SHAREHOLDERS EQUITY
Interest bearing deposits:
Savings	$18,129	$128	0.71%	$17,778	$148	0.83%	$18,207	$186	1.02%
Interest bearing checking	56,828	977	1.72%	27,744	270	0.97%	25,028	408	1.63%
Money rate savings	32,084	471	1.47%	35,495	689	1.94%	36,380	1,049	2.88%
Certificates of deposit and other time deposits	100,800	2,305	2.29%	112,731	4,228	3.75%	129,857	6,066	4.67%
Total interest bearing deposits	207,841	3,881	1.87%	193,748	5,335	2.75%	209,472	7,708	3.68%
Short term borrowed funds	58,761	529	0.90%	60,190	1,439	2.39%	50,488	2,560	5.07%
Long term debt	44,368	2,050	4.62%	40,989	1,980	4.83%	22,865	997	4.36%
Total interest bearing liabilities	310,970	6,460	2.08%	294,927	8,754	2.97%	282,825	11,265	3.98%
Non-interest bearing deposits	44,253			47,355			45,598
Other liabilities	5,456			4,262			4,188
Shareholders' equity	40,448			36,619			34,153
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$401,126	$6,460		$383,163	$8,754		$366,765	$11,265
Interest income and rate earned		$20,980	5.46%		$22,563	6.14%		$24,605	7.04%
Interest expense and rate paid		6,460	2.08%		8,754	2.97%		11,265	3.98%
Interest rate spread			3.38%			3.18%			3.06%
NET INTEREST INCOME & NET YIELD ON
AVERAGE EARNING ASSETS		$14,520	3.78%		$13,809	3.76%		$13,340	3.82%

Capital

The Company’s capital base remains strong at $39.8 million as of December 31, 2009, compared to $39.5 million at December 31, 2008.  The change in stockholders’ equity from 2008 to 2009 is primarily due to net income of $1.6 million in 2009 and an increase of accumulated other comprehensive income of $169 thousand offset by dividend payments totaling $1.5 million.

Other comprehensive income is the result of unrealized gains or losses on AFS securities and the recognition of the fair value of certain derivative instruments.  The Company’s AFS portfolio, representing approximately 67% of total investment securities, is marked to market each month, and the result of these unrealized gains or losses, net of deferred taxes, is reported as a component of comprehensive income in stockholders’ equity.  Stockholders’ equity to assets ratio at December 31, 2009, increased to 10.1% compared to 9.6% at December 31, 2008.

During 2009, the Company opened two new branch offices in its Baton Rouge, Louisiana market.  The first location in The Oaks at Bluebonnet Parc occupies approximately 4,400 square feet, offers convenient depository services and includes a conference layout to accommodate select meetings of professional and commercial customers.   This new facility also houses the Company’s mortgage center, a professional client services department and key company-wide credit administration personnel.  The second new location, in the Towne Center area, occupies approximately 1,256 square feet and its high visibility is expected to enhance the Company’s current retail presence in the city.  The Company’s fixed assets increased $1.1 million to $8.0 million at December 31, 2009, compared to the previous year in part due to these two new locations.  The Company continues to look for ways to use its excess capital in relation to expansion in its current markets or in other markets through acquisition.  The Company currently has no additional expansion plans in the Baton Rouge market and intends to target a per share dividend payout amount in 2010 in the range of 40-50%.

Capital levels for the Company and the Bank substantially exceeded the minimum requirements of the regulatory agencies for well-capitalized institutions in all three categories in both 2009 and 2008.  Both the Company and the Bank maintain levels in total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and a leverage ratio (Tier 1 capital to average assets) in excess of the minimum requirements of 10.00%, 6.00% and 5.00%, respectively.

	December 31, 2009		December 31, 2008
	Company	Bank	Company	Bank
Risk-based capital:
Total	$45,376	$42,118	$44,283	$39,335
Tier 1	42,123	38,867	41,885	36,937
Leverage	42,123	38,867	41,885	36,937
Assets:
Quarterly average assets (1)	394,593	389,343	399,321	394,715
Risk-weighted assets	259,644	259,415	255,841	255,619
Ratios:
Total risk-based capital	17.48%	16.24%	17.31%	15.39%
Tier 1 risk-based capital	16.22%	14.98%	16.37%	14.45%
Leverage	10.68%	9.98%	10.49%	9.36%

(1)	Excludes disallowed assets

Pursuant to Mississippi law, the Company’s Board of Directors may authorize the Company to pay cash dividends to its shareholders.  The only limitation on dividends is that no distribution may be made if, after giving effect to the distribution (1) the Company would not be able to pay its debts as they come due in the usual course of business, or (2) the Company's total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of any shareholders whose preferential rights are superior to those receiving the distribution.  The principal source of the Company’s cash revenues are dividends from the Bank.  There are certain limitations on the Bank’s ability to pay dividends to the Company.  See the disclosures under the heading “Liquidity.”

Dividends for the last two fiscal years have remained the same at $.72 per share.  Historical dividend payout ratios, expressed as a percentage of net income, for 2009 and 2008 were 94.30% and 43.54%, respectively.

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

                       Retained earnings of the Bank available for payment of cash dividends under applicable dividend regulations was $4.2 million and $5.5 million as of December 31, 2009 and December 31, 2008, respectively.  The Bank intends to retain most of these funds for capital and not pay them out as dividends.

RESULTS OF OPERATIONS

The following are measurements of the Company’s earnings in relation to assets, equity and earnings per share for December 31, 2009, 2008 and 2007

	2009	2008	2007

Return on average assets	.40%	.91%	.82%
Return on average equity	4.01%	9.57%	8.80%
Dividend payout ratio	94.30%	43.54%	50.70%
Average equity to average assets	10.08%	9.56%	9.31%
Net interest margin	3.78%	3.76%	3.82%
Basic income per share	$.76	$1.65	$1.42
Diluted income per share	$.76	$1.65	$1.42

Non-Interest Income/Non-Interest Expense

Non-interest income primarily includes service charges on deposit accounts, fees and gains on sales of mortgage loans originated and sold in the secondary market and other non-interest fee generating services.  The Company continues to seek to increase income in this category by broadening its financial services, including offering business Internet banking and commercial cash management services, such as remote deposit, which allows Bank customers to make deposits electronically from their offices.

                     Non-interest income for the year ended December 31, 2009, was $2.8 million compared to $3.0 million in 2008.  The decrease is primarily related to lower revenue from networking arrangements resulting from the transfer of our brokerage business and related arrangements to Argent Financial Group, as described above, and reduced income from service charges on deposit accounts.  Additionally, gains on investment securities decreased in 2009 compared to the previous year.

Non-interest expenses primarily include personnel, occupancy and equipment costs along with other operating expenses related to transacting the Company’s business.  Total non-interest expense of $12.4 million for the year ended December 31, 2009, increased from $11.3 million for the year ended December 31, 2008.  The increases are mainly due to higher FDIC assessments, an increase in employees, higher employee salaries and benefits and increased occupancy and equipment costs.  The increases in salary, occupancy and equipment costs are primarily related to the opening of two new branches in Baton Rouge, Louisiana, and the expansion of the Company’s loan origination staff in Baton Rouge, Louisiana, during the third and fourth quarters of 2009.

Net Interest Income/Margins

Net interest income, the amount by which interest income on loans, investments and other interest earning assets exceeds interest expense on deposits and other borrowed funds, is the largest component of the Company’s earnings and is affected by several factors, including the volume of earning assets and costing liabilities, the mix of these assets and liabilities, and interest rates.  Net Interest Margin represents net interest income expressed as a percentage of average earning assets.  In the following discussion, tax-equivalent margins (“TEY”) are in parenthesis.

Net interest income for the twelve months ended December 31, 2009, increased 5% to $14.5 million compared to the same period in 2008, while net interest margin increased slightly during this period to 3.78%.  The increase was due primarily to the increase in the volume of earning assets exceeding the increase in the volume of interest bearing liabilities; this accounted for $745 thousand of the year-over-year increase.  The higher volume of earning assets for 2009 is a result of the increase in purchases of investment securities undertaken in 2008 to take advantage of attractive yields on such assets; as investment securities paid down throughout 2009, the market had reversed and the yields prevailing in the market discouraged reinvestment of investment securities proceeds, which instead were used to repay debt.  The positive effects of increased volume were offset by this lower interest rate environment during 2009, which narrowed the interest rate spread for earning assets by a greater degree than the interest rate spread for interest bearing liabilities.  Net interest margins for 2009 and 2008 were 3.78% (4.01% TEY) and 3.76% (3.99% TEY), respectively.

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

	Volume/Rate Analysis
	2009 change from 2008			2008 change from 2007
	Total	Volume	Rate	Total	Volume	Rate
ASSETS	(dollars in thouands)
Loans	$(2,181)	$(125)	$(2,056)	$(3,533)	$(916)	$(2,617)
Investment securities:
Mortgage Backed Securities	600	811	(211)	1,721	1,673	48
State & municipal-non taxable	68	96	(28)	14	44	(30)
State & municipal-taxable	-	-	-	57	57	-
Other	(43)	24	(67)	(177)	(82)	(95)
Total investment securities	625	931	(306)	1,615	1,692	(77)
Interest bearing bank balances	(23)	3	(26)	(114)	(69)	(45)
Federal funds sold	(4)	1	(5)	(10)	(3)	(7)
Total earning assets	(1,583)	810	(2,393)	(2,042)	704	(2,746)
Interest bearing deposits:
Savings	$(20)	$3	$(23)	$(37)	$(4)	$(33)
Interest bearing checking	707	408	299	(138)	40	(178)
Money rate savings	(218)	(62)	(156)	(360)	(25)	(335)
Certificates of deposit and other time deposits	(1,923)	(410)	(1,513)	(1,838)	(737)	(1,101)
Total interest bearing deposits	(1,454)	(61)	(1,393)	(2,373)	(726)	(1,647)
Short term borrowed funds	(910)	(33)	(877)	(1,121)	423	(1,544)
Long term debt	70	159	(89)	983	865	118
Total interest bearing liabilities	(2,294)	65	(2,359)	(2,511)	562	(3,073)
Change in Interest Earning Assets	$(1,583)	$810	$(2,393)	$(2,042)	$704	$(2,746)
Change in Interest Bearing Liabilities	(2,294)	65	(2,359)	(2,511)	562	(3,073)
Change in Net Interest Income	$711	$745	$(34)	$469	$142	$327

Provision for Loan Losses

The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the risk of loss in the loan portfolio in light of current risk management strategies, economic conditions and market trends.  Net charge-offs increased during 2009 to $1.9 million compared to $763 thousand at December 31, 2008.  The Company increased its provision for the twelve months ended December 31, 2009, to $3.4 million to cover net charge-offs and additional potential exposures identified in the credit review process and reserving methodology.  As detailed in the discussion of the Allowance for Loan Losses, subsequent to year-end the Company revised its estimate of its potential exposure on two impaired commercial loans. These revised estimates have resulted in additional provision expense of $1 million for the fourth quarter of 2009.  The revised 2009 provision expense of $3.4 million compares to $730 thousand provided in 2008.  As noted earlier, the current economic climate for the Company and the industry as a whole continues to be extremely challenging.  The Company has recognized known losses in the loan portfolio and anticipates net charge-offs in 2010 to remain near 2009 levels. In absence of negotiated settlements with the insurance companies involved in the two commercial loans described above, charge-off of some or all of the identified credit exposures of approximately $1.4 million may occur at the end of the first quarter.

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

Principal sources of liquidity, both short and long-term, for the Company are asset cash flows, customer deposits and the ability to borrow against investment securities and loans.  The Company’s cash and cash equivalents increased from $7.0 million at December 31, 2008, to $10.3 million at December 31, 2009.  At December 31, 2009, cash provided by operating and investing activities was $2.9 and $20.5 million, respectively, while $20.1 million was used by financing activities.

The decline in the Company’s deposit base during 2009 did not materially affect the amount of funding available for possible loan commitments.  In addition to the Company’s deposit base, management believes that the current level of short-term investments and the higher level of projected cash flows from earning assets and securities available for sale are more than adequate to meet the Company’s current liquidity needs.  Additional sources of liquidity available to the Company include the ability to issue additional retail brokered certificates of deposit and the ability to sell or securitize a portion of the Company’s residential first mortgage portfolio.  The Company also has available federal funds lines and its membership in the FHLB to further augment liquidity by providing a readily accessible source of funds at competitive rates.

The Company accepts funds from various local and state governments. Total public deposits at December 31, 2009, were $43.9 million compared to $49.3 million at December 31, 2008, and $28.1 million at December 31, 2007.  These deposits, considered non-core, generally are accepted on a bid basis and tend to fluctuate from year to year.

In the ordinary course of business, the Company enters into commitments to extend credit to its customers.  See Note O, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, for a discussion of the Company’s commitments to extend credit as of December 31, 2009.

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

Certain restrictions exist on the ability of the Bank to transfer such funds to the Company in the form of loans.  Federal Reserve regulations limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations.  At December 31, 2009, the maximum amount available for transfer from the Bank to the Company in the form of loans on a secured basis was $3.0 million.  There were no loans outstanding from the Bank to the Company at December 31, 2009.

The Company’s asset/liability committee (“ALCO”) determines an appropriate level of capital and liquidity adequate to respond to the needs of depositors and borrowers.  At December 31, 2009, the ALCO, in its report to the Board of Directors, indicated that it believes that the Company’s current level of liquidity is adequate to fund foreseeable asset growth or to meet unanticipated deposit fluctuations.

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

DECEMBER 31, 2009 AND 2008

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

In meeting its responsibility, management relies on internal accounting and related control systems.  The internal control systems are designed to ensure that transactions are properly authorized and recorded in the Company’s financial records and to safeguard the Company’s assets from material loss or misuse.  Such assurance cannot be absolute because of inherent limitations in any internal control system, including the possibility that a control can be circumvented or overridden, and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time.  The Company’s bank subsidiary, Britton & Koontz Bank, N.A., contracts with outside audit firms to monitor compliance in areas such as Information Technology and Bank Secrecy Act with the Company’s and Bank’s systems of internal controls and reports to management and to the Audit Committee of the Board of Directors.

The Audit Committee of the Company’s Board of Directors consists entirely of independent directors.  The Audit Committee meets periodically with the internal auditor and the independent accountants to discuss audit, internal control, financial reporting and related matters.  The Company’s independent accountants and the internal audit staff have direct access to the Audit Committee.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, and further described in interpretive guidance regarding management’s report on internal control over financial reporting issued by the Securities and Exchange Commission on June 27, 2007.  Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, management of the Company conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our assessment included an assessment of the design of the internal control system, a review of the documentation of controls and tests of the effectiveness of internal controls.  Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009 and meets the criteria described in Internal Control – Integrated Framework.

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

W. Page Ogden                                                                                          /s/ William M. Salters
President and Chief Executive Officer                                                    EVP and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Britton & Koontz Capital Corporation and Subsidiaries

We have audited the accompanying Consolidated Balance Sheets of Britton & Koontz Capital Corporation and Subsidiaries as of December 31, 2009 and 2008, and the related Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Britton & Koontz Capital Corporation and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hannis T. Bourgeois, LLP
HANNIS T. BOURGEOIS, LLP
Baton Rouge, Louisiana
March 22, 2010

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2009 AND 2008

ASSETS

	2009	2008
ASSETS:
Cash and Due from Banks:
Non-interest bearing	$4,702,159	$6,752,462
Interest bearing	5,601,482	199,081
Total Cash and Due from Banks	10,303,641	6,951,543
Federal funds sold	58,799	-
Investment Securities:
Available-for-sale (amortized cost, in 2009 and 2008, of $94,684,079 and $108,548,988, respectively)	98,300,252	111,895,476
Held-to-maturity (fair value, in 2009 and 2008, of $45,996,945 and $54,843,091, respectively)	45,027,914	54,815,013
Equity securities	3,262,100	4,009,938
Loans, less allowance for loan losses of $3,878,738 in 2009 and $2,397,802 in 2008	219,938,639	223,113,495
Loans held for sale	784,063	-
Bank premises and equipment, net	8,030,900	6,922,835
Other real estate, net of reserves of $0 and $198,390 in 2009 and 2008, respectively	815,207	919,204
Accrued interest receivable	2,002,259	2,080,693
Cash surrender value of life insurance	1,099,395	1,055,627
Core deposits, net	450,426	558,042
Other assets	3,036,554	754,959
TOTAL ASSETS	$393,110,149	$413,076,825

The accompanying notes are an integral part of these financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

	2009	2008
LIABILITIES:
Deposits:
Non-interest bearing	$49,847,304	$51,119,827
Interest bearing	201,094,816	206,094,593
Total Deposits	250,942,120	257,214,420

Securities sold under repurchase agreements	53,211,325	51,633,835
Federal Home Loan Bank advances	41,022,754	54,939,931
Junior subordinated debentures	5,155,000	5,155,000
Accrued interest payable (includes $264,879 and $264,954 on securities sold under repurchase agreements at December 31, 2009 and 2008, respectively)	793,141	1,167,525
Advances from borrowers for taxes and insurance	259,315	313,810
Accrued taxes and other liabilities	1,885,605	3,111,235
Total Liabilities	353,269,260	373,535,756

STOCKHOLDERS’ EQUITY:
Common stock, $2.50 par value per share; 12,000,000 shares authorized; 2,140,966 and 2,132,466 issued and 2,126,466 and 2,117,966 outstanding, as of December 31, 2009, and December 31, 2008, respectively	5,352,415	5,331,165
Additional paid-in capital	7,396,211	7,319,282
Retained earnings	25,082,298	25,049,749
Accumulated other comprehensive income/(loss)	2,267,340	2,098,248
	40,098,264	39,798,444
Less: Treasury stock, 14,500 shares, at cost	(257,375)	(257,375)
Total Stockholders’ Equity	39,840,889	39,541,069
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$393,110,149	$413,076,825

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
INTEREST INCOME:
Interest and fees on loans	$13,296,099	$15,477,317
Interest on investment securities:
Taxable interest income	5,946,440	5,412,107
Exempt from federal income taxes	1,736,504	1,668,378
Other interest income	416	4,735

Total Interest Income	20,979,459	22,562,537

INTEREST EXPENSE:
Interest on deposits	3,880,690	5,334,619
Interest on Federal Home Loan Bank advances	273,640	926,113
Interest on trust preferred securities	203,940	328,470
Interest on securities sold under repurchase agreements	2,101,661	2,164,355

Total Interest Expense	6,459,931	8,753,557

NET INTEREST INCOME	14,519,528	13,808,980

PROVISION FOR LOAN LOSSES	3,420,000	730,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,099,528	13,078,980

OTHER INCOME:
Service charges on deposit accounts	1,677,300	1,777,096
Income from fiduciary activities	2,236	2,484
Income from networking arrangements	62,766	160,913
Net gain on sales of loans	490,666	465,019
Net gain (loss) on sale of securities	92,432	148,116
Other	494,968	460,740

Total Other Income	2,820,368	3,014,368
Income before Other Expenses	13,919,896	16,093,348

	2009	2008
OTHER EXPENSES:
Salaries	5,456,291	5,425,241
Employee benefits	764,393	730,614
Director fees	146,545	166,050
Net occupancy expense	958,517	946,737
Equipment expense	1,243,036	1,141,943
Other real estate, net	353,030	127,159
FDIC assessment	719,405	49,590
Advertising	236,492	219,544
Stationery and supplies	174,917	172,059
Amortization	107,616	107,616
Audit expense	252,847	219,877
Other	1,952,851	1,974,161

Total Other Expenses	12,365,940	11,280,591

INCOME BEFORE INCOME TAX EXPENSE	1,553,956	4,812,757

INCOME TAX EXPENSE/(BENEFIT)	(69,673)	1,309,994

NET INCOME	$1,623,629	$3,502,763

PER SHARE DATA:

Basic earnings per share	$0.76	$1.65

Basic weighted shares outstanding	2,125,371	2,117,966

Diluted earnings per share	$0.76	$1.65

Diluted weighted shares outstanding	2,125,799	2,117,966

Cash dividends per share	$0.72	$0.72

The accompanying notes are an integral part of these financial statements.

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income/(loss)	Stock	Total
BALANCE, December 31, 2007	2,117,966	$5,331,165	$7,305,970	$23,071,921	$349,184	$(257,375)	$35,800,865
Comprehensive income:
Net Income	-	-	-	3,502,763	-	-	3,502,763
Other comprehensive income, net of tax:
Change in fair value of
available for sale securities,
net of taxes of $1,110,057	-	-	-	-	1,865,967	-	1,865,967
Change in fair value of
derivatives, net of tax benefit of
$(69,545)	-	-	-	-	(116,903)	-	(116,903)
Total Comprehensive Income	-	-	-	-	-	-	5,251,827
Fair value of unexercised stock options	-	-	13,312	-	-	-	13,312
Cash Dividends ($0.72 per share)	-	-	-	(1,524,935)	-	-	(1,524,935)
BALANCE at December 31, 2008	2,117,966	$5,331,165	$7,319,282	$25,049,749	$2,098,248	$(257,375)	$39,541,069

Comprehensive income:
Net Income	-	-	-	1,623,629	-	-	1,623,629
Other comprehensive income, net of tax:
Change in fair value of
available for sale securities,
net of taxes of $100,592	-	-	-	-	169,092	-	169,092
Total Comprehensive Income	-	-	-	-	-	-	1,792,721
Common Stock issued	8,500	21,250	65,450	-	-	-	86,700
Unearned Compensation	-	-	-	(60,023)	-	-	(60,023)
Fair value of unexercised stock options	-	-	11,479	-	-	-	11,479
Cash Dividends ($0.72 per share)	-	-	-	(1,531,057)	-	-	(1,531,057)
BALANCE at December 31, 2009	2,126,466	$5,352,415	$7,396,211	$25,082,298	$2,267,340	$(257,375)	$39,840,889

The accompanying notes are an integral part of these financial statements.

(THIS PAGE INTENTIONALLY LEFT BLANK)

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,623,629	$3,502,763
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred taxes	(444,865)	(171,022)
Provision for loan losses	3,420,000	730,000
Provision for depreciation	798,158	764,645
Provision for losses on foreclosed real estate	216,700	140,040
Stock dividends received	(7,200)	(61,600)
Write-down of other real estate	194,723	-
(Gain) on sale of loans	(205,946)	(229,001)
(Gain) Loss on sale of other repossessed assets	-	22,000
(Gain) Loss on disposition of premises and equipment	-	3,980
(Gain) Loss on sale of securities	(92,432)	(148,116)
(Gain) Loss on sale of other real estate	79,642	(84,195)
(Gain) Loss on sale of other securities	(1,262)	1,285
Net amortization (accretion) of securities	25,667	(99,897)
Amortization of acquisition premium	107,616	107,616
Unearned compensation	(60,023)	-
Proceeds from sales, principal paydowns and maturities of investment securities held for trading	-	19,349,806
Net change in:
Loans held for sale	784,063	-
Accrued interest receivable	78,434	213,542
Cash surrender value of life insurance	(43,768)	(41,944)
Other assets	(2,281,594)	(977,867)
Accrued interest payable	(374,384)	(902,549)
Accrued taxes and other liabilities	(881,356)	1,778,759
Net Cash Provided by Operating Activities	2,935,802	23,898,245

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in federal funds sold	(58,799)	245,192
Proceeds from sales, principal paydowns and maturities
of investment securities held-to-maturity	14,003,991	4,058,669
Proceeds from sales, principal paydowns and maturities
of investment securities available-for-sale	33,108,600	10,661,369
Proceeds from redemption of Federal Home Loan
Bank stock	756,300	945,400
Purchases of investment securities held-to-maturity	(4,131,731)	(18,918,362)
Purchases of investment securities available-for-sale	(19,262,088)	(55,467,275)
Purchase of other equity securities	-	(2,374,000)
Net (increase)/decrease in loans	(2,735,776)	(4,024,927)
Proceeds from sales of other repossessed assets	-	8,000
Proceeds from sale of other real estate	741,383	1,073,908
Purchases of premises and equipment	(1,906,223)	(333,675)
Net Cash provided by (Used in) Investing Activities	20,515,657	(64,125,701)

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Continued)

	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in customer deposits	(6,468,182)	17,219,779
Net increase (decrease) in brokered deposits	195,881	(6,399,507)
Net increase (decrease) in Federal Home Loan Bank
advances	(13,917,177)	25,779,200
Net increase (decrease) in securities sold under
repurchase agreements	1,577,490	3,404,536
Increase (decrease) in advances from borrowers
for taxes and insurance	(54,495)	(45,691)
Cash dividends paid	(1,531,057)	(1,524,936)
Common stock issued	86,700	-
Fair value of unexercised stock options	11,479	13,312
Net Cash Provided by/(Used in) Financing Activities	(20,099,361)	38,446,693

NET INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS	3,352,098	(1,780,763)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	6,951,543	8,732,306
CASH AND DUE FROM BANKS AT END OF YEAR	$10,303,641	$6,951,543
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Income taxes	$1,254,865	$615,136
Interest on deposits and borrowings	$6,834,315	$9,656,107

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers to other real estate/other repossessed assets	$1,128,452	$1,302,159

Change in unrealized (gains) losses on
securities available-for-sale	$269,684	$2,976,024

Change in the deferred tax effect in unrealized
gains (losses) on securities available-for-sale	$100,592	$1,110,057

Change in unrealized gains on derivatives	-	$(186,448)

Change in the deferred tax effect in unrealized gains on derivatives	-	$(69,545)

The accompanying notes are an integral part of these financial statements.

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Britton & Koontz Capital Corporation (the “Company”) and its wholly-owned subsidiaries, Britton & Koontz Bank, National Association (the “Bank”) and B & K Title Insurance Agency, Inc. (the “Agency”).  All material inter-company profits, balances and transactions have been eliminated.

         Nature of Operations

The Bank operates under a national bank charter and provides full banking services.  The primary area served by the Bank is the southwest region of Mississippi and East Baton Rouge Parish in Louisiana.  Services are provided at three locations in Natchez, Mississippi, two locations in Vicksburg, Mississippi, and three locations in Baton Rouge, Louisiana.  The Agency’s operations were discontinued during 2006.

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

Investment Securities

Management determines the appropriate classification of securities at the time of purchase.  If management has the positive intent and the Bank has the ability at the time of purchase to hold debt securities until maturity, they are classified as held-to-maturity and carried at cost, adjusted for amortization of premiums and accretion of discounts using methods approximating the interest method.  Available-for-sale securities include securities that management intends to use as part of its asset and liability management strategy and that may be sold in response to changes in interest rates,

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

resultant prepayment risk and other related factors.  These securities are carried at fair value.  Trading securities are also carried at fair value.  Equity securities primarily include stock in the Federal Reserve Bank and the Federal Home Loan Bank (“FHLB”), which are restricted and are carried at cost.

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

Gains on loans held-for-sale are recognized when realized.  There were no gains or losses in the loans held-for-sale portfolio at December 31, 2009.

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

On January 1, 2007, the Company adopted the provisions of accounting for uncertainty in income taxes recognized in financial statements.  The Company does not believe it has any unrecognized tax benefits included in its consolidated financial statements.  The Company has not recognized any interest or penalties in the consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.

The Company files income tax returns in the U. S. federal jurisdiction and various state jurisdictions.  With few exceptions, the Company is no longer subject to federal and state income tax examinations by tax authorities for years before 2006.

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

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	2009	2008
Basic weighted average shares outstanding	2,125,371	2,117,966
Dilutive effect of stock options	428	0
Dilutive weighted average shares outstanding	2,125,799	2,117,966
Net income	$1,623,629	$3,502,763
Net income per share-basic	$0.76	$1.65
Net income per share-dilutive	$0.76	$1.65

The Company has granted options to purchase various amounts of the Company’s common stock at various prices ranging from $10.20 to $19.02 per share.  Those options whose exercise price exceeded the average market price of the common shares are not included in the options adjustment for diluted earnings per share.

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

Advertising Costs

Advertising and marketing costs are recorded as expenses in the year in which they are incurred.  Advertising and marketing costs charged to operations during 2009 and 2008 were $236,492 and $219,544, respectively.

Interest-Rate Cap Agreements

The Company uses these financial instruments to manage interest rate risk.  The only caps currently used are embedded in Structured Repurchase Agreements as an increase in the interest rate.

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest-Rate Swap Agreements

The Bank enters into interest-rate swap agreements to modify the interest rate characteristics of its assets and liabilities.  These agreements may involve the receipt or payment of fixed rate amounts in exchange for floating rate interest receipts or payments over the life of the agreement without an exchange of the underlying principal amount.  The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest income or expense.  The related amount payable to or receivable from counter-parties is included in other liabilities or assets.  There were no interest-rate swap agreements in place at December 31, 2009 or 2008.

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

Stock Compensation Plans

The Company measures the cost of employee services received in exchange for an award of equity based instruments based on the grant-date fair value of the award and recognizes the cost over the period during which an employee is required to provide service in exchange for the award.  Note J below sets forth information with respect to stock based awards.

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

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2009-01, (Topic 105) “Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” The FASB Accounting Standards Codification™ (the “Codification”) became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, September 15, 2009, the Codification superseded all then-existing non-SEC accounting and reporting standards.

Following this Statement, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB does not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on changes in the Codification.  The adoption of the Codification and ASU 2009-01 did not have any effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FASB Staff Position No. 115-2 and 124-2 “Recognition, Measurement and Disclosure of Other than Temporary Impairment” (included Topic 320 of the Codification).  This accounting guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands  the financial statement disclosures for other-than-temporary impairment losses on debt and equity securities.  The recent guidance replaced the “intent and ability” indication in current guidance by specifying that (1) if a company does not have the intent to sell a debt security prior to recovery and (2) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss.  When an entity does not intend to sell the security, and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  At December 31, 2009, the Company had no credit losses of an other-than-temporary impairment of securities.

Reclassifications

Certain reclassifications have been made to the 2008 consolidated financial statements in order to conform to the classifications adopted for reporting in 2009.

                          Subsequent Event

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements.

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B.                      INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities classified as held-to-maturity at December 31, 2009, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of State and
Political Subdivisions	$33,621,558	$758,162	$(253,581)	$34,126,138
Mortgage-Backed Securities	11,406,356	464,451	-	11,870,807
Total	$45,027,914	$1,222,613	$(253,581)	$45,996,945

The amortized cost and approximate fair value of investment securities classified as available-for-sale at December 31, 2009, are summarized as follows:
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of State and
Political Subdivisions	$6,978,808	$171,975	$(317,748)	$6,833,035
Mortgage-Backed Securities	84,105,117	3,899,723	(12,283)	87,992,557
Obligations of Other U.S.
Government Sponsored Agencies	3,600,154	-	(125,494)	3,474,660
Total	$94,684,079	$4,071,698	$(455,525)	$98,300,252

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B.	INVESTMENT SECURITIES (Continued)

The amortized cost and approximate fair value of investment securities classified as held-to-maturity at December 31, 2008, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of State and
Political Subdivisions	$39,529,246	$573,387	$(842,953)	$39,259,680
Mortgage-Backed Securities	15,285,767	297,645	-	15,583,412
Total	$54,815,013	$871,032	$(842,953)	$54,843,091

The amortized cost and approximate fair value of investment securities classified as available-for-sale at December 31, 2008, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-Backed Securities	$108,548,988	$3,365,814	$(19,325)	$111,895,476
Total	$108,548,988	$3,365,814	$(19,325)	$111,895,476

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B.	INVESTMENT SECURITIES (Continued)

The aggregate fair value and aggregate unrealized losses on securities whose fair values are below book values as of December 31, 2009, are summarized below.  Due to the nature of the investment and current market prices, these unrealized losses are considered a temporary impairment of the securities.

As of December 31, 2009, there were twenty-five securities included in held-to-maturity and fifteen securities included in available-for-sale.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Held-to-Maturity:
Obligations of
State and Political
Subdivisions (25)	$5,753,701	$(39,094)	$4,466,850	$(214,487)	$10,220,551	$(253,581)
Total	$5,753,701	$(39,094)	$4,466,850	$(214,487)	$10,220,551	$(253,581)

Available for Sale:
Obligations of
State and Political
Subdivisions (12)	$3,647,027	$(317,748)	-	-	$3,647,027	$(317,748)
Mortgaged-backed
Securities (1)	924,524	(12,283)	-	-	924,524	(12,283)
Obligations of Other U.S. Government Sponsored Agencies (2)	3,474,660	(125,494)	-	-	3,474,660	(125,494)
Total	$8,046,211	$(455,526)	-	-	$8,046,211	$(455,526)

The aggregate fair value and aggregate unrealized losses on securities whose fair values are below book values as of December 31, 2008, are summarized below.  Due to the nature of the investment and current market prices, these unrealized losses are considered a temporary impairment of the securities.

As of December 31, 2008, there were thirty-eight securities included in held-to-maturity and two securities included in available-for-sale.

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B.	INVESTMENT SECURITIES (Continued)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Held-to-Maturity:
Obligations of
State and Political
Subdivisions (38)	$10,348,081	$(541,309)	$2,897,458	$(301,645)	$13,245,539	$(842,954)
Total	$10,348,081	$(541,309)	$2,897,458	$(301,645)	$13,245,539	$(842,954)

Available for Sale:
Mortgaged-backed
Securities (2)	$1,262,919	$(19,325)	-	-	$1,262,919	$(19,325)
Total	$1,262,919	$(19,325)	-	-	$1,262,919	$(19,325)

The unrealized losses in the Company’s investment portfolio, caused by interest rate increases, are not credit issues and are deemed to be temporary.  Cash flows from mortgage-backed securities and other U.S. government sponsored agencies are guaranteed by the full faith and credit of the United States or by an agency of the United States government.   The Company also has the ability to hold these securities until maturity and does not have the intent to sell and more likely will not be required to sell these securities prior to maturity.  Thus the Company is not required to record any loss on the securities.

Equity securities at December 31, 2009 and 2008, include the following: FHLB stock of $2,437,600 and $3,186,700 for 2009 and 2008, respectively; Federal Reserve Bank stock of $521,700 for 2009 and 2008; First National Bankers Bank stock in the amount of $47,800 for 2009 and 2008; an investment in Enterprise Corporation of the Delta investments, LLC of $100,000 in 2009 and $98,738 in 2008 and a $155,000 investment in B&K Statutory Trust for both years. Redemptions of stock in the FHLB during 2009 and 2008 amounted to $756,300 and $945,000, respectively, due to the declining borrowed funds level.  The FHLB, Federal Reserve Bank and First National Bankers Bank stocks are considered restricted stock as only banks, which are members of these organizations, may acquire or redeem them.  The stock is redeemable at its face value; therefore, there are no gross unrealized gains or losses associated with these investments.

Investment securities with an amortized cost of approximately $108,047,000 (approximate fair value $111,626,000) at December 31, 2009, and approximately $115,847,000 (approximate fair value $117,909,000) at December 31, 2008, were pledged to collateralize public deposits and for other purposes as required or permitted by law or agreement.

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B.	INVESTMENT SECURITIES (Continued)

The amortized cost and approximate fair value of investment debt securities at December 31, 2009, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Yields on tax-exempt municipal securities have been computed on a tax equivalent basis which takes into account the coupon rate paid by the issuer adjusted by any premium paid or discount received on the security at settlement date.

	Mortgage Backed Securities
	Held-to-Maturity			Available-for-Sale
	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value
Due after 5 years through 10	5.240%	$887,288	$939,328	3.808%	$1,143,214	$1,172,568
Due after 10 years	5.256%	10,519,068	10,931,479	5.295%	82,961,903	86,819,989
Total	5.255%	$11,406,356	$11,870,807	5.275%	$84,105,117	$87,992,557

	Obligations of Other U.S. Government Sponsored Entities
	Held-to-Maturity			Available-for-Sale
	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value
Due after 10 years	-	-	-	2.929%	$3,600,154	$3,474,660
Total	-	-	-	2.929%	$3,600,154	$3,474,660

	Obligations of State and Political Subdivisions
	Held-to-Maturity			Available-for-Sale
	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value
Due in 1 year or less	6.918%	$604,946	$606,686	-	$-	$-
Due after 1 year through 5	6.738%	3,321,285	3,406,168	-	-	-
Due after 5 years through 10	6.998%	13,825,719	14,367,144	5.147%	956,447	934,528
Due after ten years	6.366%	15,869,608	15,746,140	7.036%	6,022,361	5,898,507
Total	6.673%	$33,621,558	$34,126,138	6.780%	$6,978,808	$6,833,035

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B.	INVESTMENT SECURITIES (Continued)
The following provides the fair value hierarchy table for fair value measurements of Available-for-sale securities at December 31, 2009 and 2008:

Description	Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2009	$98,300,252		$98,300,252
December 31, 2008	$111,895,476		$111,895,476

Level 1 includes the most reliable sources, and includes quoted prices in active markets.  Level 2 includes observable inputs.  Observable inputs are defined to include inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates) as well as inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).  Level 3 includes unobservable inputs and should be used only when observable inputs are unavailable.

NOTE C.                      LOANS

The Bank’s loan portfolio (rounded to the nearest thousand) at December 31, 2009 and 2008, consists of the following:

	2009	2008
Commercial, Financial and Agricultural	$25,606,000	$25,128,000
Real Estate-Construction	31,341,000	30,910,000
Real Estate-Residential	67,213,000	74,923,000
Real Estate-Other	95,511,000	88,341,000
Installment	4,806,000	6,038,000
Overdrafts	124,000	171,000
Total loans	$224,601,000	$225,511,000

Impaired loans on which accrual of interest has been discontinued or reduced were approximately $8,709,000 and $3,568,000 at December 31, 2009, and 2008, respectively.  If interest on these impaired loans had been accrued, the income would have approximated $425,000 in 2009 and $191,000 in 2008.  The related allowance amount on impaired loans at December 31, 2009, was approximately $2,112,836 compared to $408,073 at December 31, 2008.  Loans which are contractually 90 days or more past due as of December 31, 2009 and 2008 were approximately $1,003,944 and $517,779, respectively.

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE C.                      LOANS  (Continued)

In the ordinary course of business, the Bank makes loans to its executive officers, principal stockholders, directors and to companies in which these borrowers are principal owners.  Loans outstanding to such borrowers (including companies in which they are principal owners) amounted to $957,807 and $1,394,093 at December 31, 2009 and 2008, respectively.  These loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features.

The aggregate amount of loans to such related parties for 2009 and 2008 is as follows:

	2009	2008
Balance at January 1	$1,394,093	$2,406,672
New Loans	418,645	949,898
Repayments	(854,931)	(1,616,796)
Transfers out	-	(345,681)
Balance at December 31	$957,807	$1,394,093

NOTE D.                      ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses is as follows:
	2009	2008
Balance at January 1	$2,397,802	$2,430,936
Credits charged off:
Commercial, Financial and Agricultural	(139,581)	(541,044)
Real Estate – Construction	(275,364)	(165,916)
Real Estate – Residential	(138,421)	(410,109)
Real Estate – Other	(1,456,360)	(6,915)
Installment Loans	(59,873)	(38,590)
Total Charge-Offs	(2,069,599)	(1,162,574)
Recoveries:
Commercial, Financial and Agricultural	25,159	189,689
Real Estate – Construction	10,033	6,305
Real Estate – Residential	88,490	82,748
Real Estate - Other	-	33,772
Installment Loans	6,853	86,926
Total Recoveries	130,535	399,440
Net Credits Charged Off	(1,939,064)	(763,134)
Provision for Loan Losses	3,420,000	730,000
Balance at December 31	$3,878,738	$2,397,802

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE E.                       LOAN SERVICING

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were approximately $10,509,814 and $9,555,670 in 2009 and 2008, respectively.

NOTE F.                      BANK PREMISES AND EQUIPMENT

A summary of Bank premises and equipment is as follows:

	2009	2008
Buildings and Improvements	$8,124,305	$7,440,015
Furniture and Equipment	6,149,909	5,225,219
	14,274,214	12,665,234
Less: Accumulated Depreciation	(7,612,867)	(6,856,953)
Land	1,369,553	1,114,553
Bank Premises and Equipment, Net	$8,030,900	$6,922,835

The provision for depreciation charged to operating expenses was $798,158 and $764,645 for the years ended December 31, 2009 and 2008, respectively.

NOTE G.                      TRUST DEPARTMENT ASSETS

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

NOTE H.                      DEPOSITS

Deposits at December 31, 2009 and 2008, consisted of the following:

	2009	2008
Non-Interest Bearing Demand Deposits	$49,847,304	$51,119,827
NOW Accounts	57,815,246	48,338,323
Money Market Deposit Accounts	30,563,856	33,662,518
Savings Accounts	18,259,388	17,736,516
Certificates of Deposit	94,456,326	106,357,236
	$250,942,120	$257,214,420

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE H.                      DEPOSITS (Continued)

Maturities of certificates of deposit of $100,000 or more outstanding at December 31, 2009 and 2008, are summarized as follows:

	2009	2008
Time Remaining Until Maturity:
Three Months or Less	$16,319,474	$21,104,104
Over Three Through Six Months	6,517,440	10,266,988
Over Six Through Twelve Months	14,213,515	12,796,081
Over Twelve Months	3,628,905	3,417,858
	$40,679,334	$47,585,031

The approximate scheduled maturities of certificates of deposits for each of the next five years are:

2010	$83,442,674
2011	5,086,285
2012	2,105,583
2013	1,911,072
2014	1,910,712
$94,456,326

Interest expense on certificates of deposit greater than $100,000 was approximately $1,106,000 and $1,901,000 for the years ended December 31, 2009 and 2008, respectively.  The public fund deposits were $43,882,717 and $49,346,709 at December 31, 2009 and 2008, respectively.

NOTE I.                      BORROWINGS

Federal Home Loan Bank Advances:

During 2009 and 2008, the Bank received advances from and remitted payments to the FHLB.  These advances are collateralized by a portion of the Bank’s one-to-four family residential mortgage portfolio, certain secured commercial loans and certain investment securities in accordance with the Advance Security and Collateral Agreement with the FHLB.  The following provides information regarding outstanding FHLB advances:

Advances outstanding at December 31, 2009, consist of five fixed-rate loans totaling $9,000,000 with interest rates ranging from 2.658% to 3.546%.  The maturities on these loans are longer-term and range from May 29, 2012, to October 6, 2014.  The Bank had one amortizing loan with a balance of $4,754 with a rate of 4.963% and a maturity of September 1, 2010.

In addition to the term advances, the Company had overnight borrowings of $32,018,000.

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE I.                      BORROWINGS (Continued)

Advances outstanding at December 31, 2008, consist of two amortizable fixed-rate loans totaling $829,931 with interest rates ranging from 3.997% to 4.963%.  The maturities on these loans range from June 1, 2009, to September 1, 2010.

In addition to the term advances, the Company had overnight borrowings of $54,110,000.

Annual maturities for the next five years as of December 31, 2009, are as follows:

2010	$32,022,754
2011	-
2012	2,000,000
2013	-
2014	7,000,000
$41,022,754

Junior Subordinated Debentures:

In 2003, the Company issued $5,000,000 of junior subordinated debentures.  These junior subordinated debentures qualify as Tier 1 capital for regulatory capital purposes but are classified as a liability under accounting principles generally accepted in the United States of America.  These securities carry an interest rate of LIBOR + 3.15%, adjusted quarterly, with interest paid quarterly in arrears and mature in March, 2033.  The Company has the right to call these debentures quarterly.

NOTE J.                      EMPLOYEE BENEFIT PLANS

The Bank has an employee stock ownership plan which is designed to invest primarily in employer stock.  All employees of the Bank with one year of service and who are at least 21 years old are covered, and are fully vested after six years of service.  Employer contributions are determined annually at the discretion of the Board of Directors and are allocated among participants on the basis of their total annual compensation.  Dividends on stock owned by the plan are recorded as a reduction of retained earnings.  There were no Company contributions to the plan for the years 2009 or 2008.  The plan owned 86,645 and 79,527 shares of Company stock, as of December 31, 2009 and 2008, respectively.

The overall cost to the plan for the years ended December 31, 2009 and 2008, was $9.36 and $9.14 per share, respectively.

Employees age 21 and older are eligible to participate in a 401(k) plan established by the Bank.  Under this plan, employees may defer a percentage of their salaries, subject to limits based on federal tax laws. These deferrals are immediately vested.  Employer matching and profit sharing contributions are non-mandatory and 100% vested after six years.  Employer contributions to the plan are made at the discretion of the Board of Directors and aggregated $120,294 and $126,654 for the years ended December 31, 2009 and 2008, respectively.

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE J.                      EMPLOYEE BENEFIT PLANS (Continued)

The Company maintains a long-term incentive plan, the Britton Koontz Capital Corporation 2007 Long-Term Incentive Compensation Plan (the “2007 LTIP”), in which all employees of the Company and its subsidiaries may participate. The plan is administered by a committee of at least two non-employee directors appointed by the full Board of Directors.  The 2007 LTIP was approved by the Company’s shareholders on April 24, 2007, and replaced the Company’s 1996 Long-Term Incentive Plan (the “1996 LTIP”).  There were 86,630 shares remaining available for grant or award under the 1996 LTIP that have been added to the shares available for grant or award under the 2007 LTIP.  The Company has granted options to purchase a total of 126,143 shares, including 98,643 from the 1996 LTIP and 27,500 from the 2007 LTIP.  An aggregate of 74,880 shares remained available for grant or award at December 31, 2009, under the 2007 LTIP.  The Company awarded 8,500 shares of restricted stock during 2009.  Options to acquire 32,120 shares were outstanding and exercisable as of December 31, 2009.

The summary of stock option activity is shown below:		Weighted
		Average
	Options Outstanding	Exercise Price
December 31, 2007	27,870	$17.40
Options granted	-	-
Options expired	-	-
Options forfeited	(750)	14.50
December 31, 2008	27,120	$17.48
Options granted	5,000	10.20
Options expired	-	-
Options forfeited	-	-
December 31, 2009	32,120	$16.35

The following table summarizes information about stock options outstanding at December 31, 2009:

Exercise Price	Options Outstanding	Remaining Contractual Life
$ 10.20	5,000	2.1 years
19.02	14,000	2.4 years
18.00	5,000	.3 years
14.50	8,120	1.9 years

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE J.                      EMPLOYEE BENEFIT PLANS (Continued)

The fair value of each option is estimated on the grant date using the Black-Scholes option pricing model.  The following assumptions were made in estimating fair values in 2009.  No options were granted in 2008.

Assumption	2009
Dividend yield	5.45%
Risk free rate	1.33%
Expected life	2.5 years
Expected volatility	72.94%

Share-based transactions are measured at the fair value of the equity instrument issued.  Net income after tax for 2009 and 2008 was reduced by $38,000 and $13,000, respectively, due to valuing stock options.

The Bank maintains a Salary Continuation Agreement with its chief executive officer.  The agreement provides equal annual benefits for a period of 15 years following the later of (1) his attainment of age 65, or (2) his retirement.  The amount of the benefit is fixed and is based on the chief executive’s age when his employment ceases; the maximum annual benefit that he may receive under the plan is $40,000.  The chief executive is fully vested in his benefit.  If the chief executive dies while he is employed, his beneficiaries will be paid an annual benefit equal to $40,000 during the 15-year period following his date of death.  If he dies after his installment payments have commenced, his beneficiaries will receive the remaining payments.  The benefit under the Salary Continuation Agreement is subject to forfeiture if the chief executive is terminated for cause.  The agreement also contains a non-competition covenant during the three-year period after his employment ceases for any reason.  If he breaches this covenant, the Bank may cease all further payments.  The Bank is also currently paying benefits to a retired executive officer pursuant to a salary continuation agreement.  The financial statements for the years ended December 31, 2009 and 2008 include salary continuation expenses of $37,080 and $35,388, respectively.

NOTE K.                      LEASES

The Bank leases two branch offices as well as parking space under operating leases which expire in various years through 2014.  Rent expense was $114,715 and $106,992 in 2009 and 2008, respectively.

The future minimum rental commitments for these leases at December 31, 2009, are as follows:

2010	$ 140,960
2011	140,960
2012	140,960
2013	119,012
2014	39,876
$ 581,768

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE L.                      INCOME TAXES

The provision/(benefit) for income taxes included in the consolidated statements of income is as follows for the years ended December 31, 2009 and 2008:

	2009	2008
Current	$375,192	$1,481,016
Deferred	(444,865)	(171,022)
	$(69,673)	$1,309,994

The provision/(benefit) for federal income taxes differs from that computed by applying the federal statutory rate of 34% in 2009 and 2008 as indicated in the following analysis:

	2009	2008
Tax Based on Statutory Rate	$528,345	$1,636,337
State Taxes	30,328	153,470
Effect of Tax-Exempt Income	(599,389)	(571,665)
Other	(28,957)	91,852
	$(69,673)	$1,309,994

The net deferred tax liability of $1,052,725 in 2009 and $1,396,998 in 2008 is included in accrued taxes and other liabilities.  The net deferred tax asset and liabilities consist of the following components at December 31, 2009 and 2008:

	2009	2008
Deferred Tax Liabilities:
Unrealized gain on available-for-sale securities	$(1,348,832)	$(1,248,240)
Depreciation	(948,554)	(916,118)
Federal Home Loan Bank dividends	(100,809)	(129,121)
	(2,398,195)	(2,293,479)
Deferred Tax Assets:
Provision for loan losses	1,156,968	604,579
Other real estate	-	111,635
Deferred Compensation	136,751	-
Other	51,751	180,267
	1,345,470	896,481
Net Deferred Tax Liability	$(1,052,725)	$(1,396,998)

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE L.                      INCOME TAXES (Continued)

A summary of the changes in the net deferred tax asset (liability) for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
Balance at beginning of year	$(1,396,998)	$(527,508)
Deferred tax expense, charged to operations	444,865	171,022
Other comprehensive income, charged to equity	(100,592)	(1,040,512)
Balance at end of year	$(1,052,725)	$(1,396,998)

NOTE M.                      SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

At December 31, 2009 and 2008, the Bank had sold various investment securities with an agreement to repurchase these securities at various times.  The underlying securities are U.S. Government obligations and obligations of other U.S. Government agencies and corporations with a book value of approximately $58 million, and an approximate fair value of $61 million.  These securities generally remain under the Bank's control and are included in investment securities.  At December 31, 2009, these securities had coupon rates ranging from 4.50% to 5.50% and maturity dates ranging from 2018 to 2037.

The related liability to repurchase these securities, included in securities sold under repurchase agreements, was $53 million at December 31, 2009, and $52 million at December 31, 2008.  The Company has entered into two $20 million transactions with JPMorgan Chase Bank, N.A. (“Chase”).  The remaining liability of $13 million in 2009 and $12 million in 2008 primarily includes agreements that the Company has entered into with local customers for overnight sweep accounts and term repurchase agreements with rates ranging from ..25% to 2.68%.  The maximum amount of outstanding agreements at any month-end was $53 million and $54 million during 2009 and 2008, respectively.  The monthly average amount of outstanding agreements was $51 million during both 2009 and 2008.

NOTE N.	REGULATORY MATTERS

The primary source of the Company’s revenue is dividends from the Bank.  Federal banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company.  Under federal law, the directors of a national bank, after making proper deduction for all expenses and other deductions required by the Comptroller of the Currency, may credit net profits to the bank’s undivided profits account, and may declare a dividend from that account of so much of the net profits as they judge expedient.  The Comptroller and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings.  The Bank’s ability to pay dividends is also limited by prudence, statutory and regulatory guidelines, and a variety of other factors.  At December 31, 2009, $3.6 million was available for dividends out of current operating earnings.

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE N.	REGULATORY MATTERS (Continued)

Federal Reserve regulations limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations.  At December 31, 2009, the maximum amount available for transfer from the Bank to the Company in the form of loans on a secured basis was $3.0 million.  There were no loans outstanding from the Bank to the Company at December 31, 2009.  Any such distribution is also subject to the requirements described in the following paragraphs.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital and Tier I capital to risk-weighted assets and of Tier I capital to average assets.  Management believes, as of December 31, 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

The most recent regulatory notification categorized the Bank as well capitalized under the regulatory capital framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s (consolidated) and the Bank’s actual capital amounts and ratios as of December 31, 2009 and 2008, are presented in the following table.

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE N.                      REGULATORY MATTERS (Continued)

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2009
Total Capital (to Risk-
Weighted Assets)
Consolidated	$45,376	17.48%	$20,772	8.00%	N/A	N/A
The Bank	$42,118	16.24%	$20,753	8.00%	$25,942	10.00%
Tier I Capital (to Risk-
Weighted Assets)
Consolidated	$42,123	16.22%	$10,386	4.00%	N/A	N/A
The Bank	$38,867	14.98%	$10,377	4.00%	$15,565	6.00%
Tier I Capital (to Average
Assets)
Consolidated	$42,123	10.68%	$15,784	4.00%	N/A	N/A
The Bank	$38,867	9.98%	$15,574	4.00%	$19,467	5.00%

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
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

Commitments to extend credit are agreements to lend money at fixed and variable rates with fixed expiration dates or termination clauses.  The Bank applies the same credit standards used in the lending process when extending these commitments, and periodically reassesses the customer’s creditworthiness through ongoing credit reviews.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Collateral is obtained based on the Bank’s assessment of the transaction.  At December 31, 2009 and 2008, the Bank’s commitments to extend credit totaled $43,423,096 and $52,133,219, respectively.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk and collateralization policy involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Bank had total unfunded letters of credit of $4,373,546 and $3,575,427 as of December 31, 2009 and 2008, respectively.

The Bank is required to maintain average reserves at the Federal Reserve Bank.  This requirement approximated $275,000 at December 31, 2009.  The Bank is in compliance with this requirement.

There were $784,063 and $0 loans held for sale at December 31, 2009 and December 31, 2008, respectively.

The Bank has outstanding lines of credit with several of its correspondent banks available to assist in the management of short-term liquidity.  At December 31, 2009, the total available lines of credit were $38 million with an outstanding balance of $ -0- as reflected on the consolidated balance sheet.

The Company and its wholly owned subsidiary, the Bank, are involved in certain litigation incurred in the normal course of business.  In the opinion of management and legal counsel, liabilities arising from such claims, if any, would not have a material effect upon the Company's consolidated financial statements.

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

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q.                      DIVIDENDS

The Bank paid dividends to the Company amounting to $0 and $2,800,000 for the years ended December 31, 2009 and 2008, respectively.

NOTE R.                      INTEREST RATE RISK MANAGEMENT

There were no interest rate swaps at December 31, 2009.

NOTE S.                      FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. In accordance with generally accepted accounting principles, certain financial instruments and all non-financial instruments are excluded from these disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

Deposits - The fair values of demand deposits are equal to the carrying value of such deposits.  Demand deposits include non-interest bearing demand deposits, savings accounts, NOW accounts, and money market demand accounts.  Discounted cash flows have been used to value fixed rate term

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE S.                      FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

The estimated fair values of the Company's financial instruments, rounded to the nearest thousand, are as follows:

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE S.                      FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(dollars in Thousands)
Financial Assets:
Cash and due from banks	$10,304	$10,304	$6,951	$6,951
Federal funds sold	59	59	-	-
Investment securities:
Held-to-maturity	45,028	45,997	54,815	54,843
Available-for-sale	98,300	98,300	111,895	111,895
Equity securities	3,262	3,262	4,010	4,010
Cash surrender value of life insurance	1,099	1,099	1,056	1,056
Loans, net	220,723	223,095	223,114	224,428

Financial Liabilities:
Deposits	250,942	251,628	257,214	258,320
Short-term borrowings	32,023	32,019	54,121	54,107
Long-term borrowings	9,000	9,074	819	825
Securities sold under
repurchase agreements:
Retail	13,211	13,210	11,634	11,638
Structured	40,000	43,348	40,000	44,185
Junior subordinated debentures	5,155	5,155	5,155	5,155

	Face Amount	Fair Value	Face Amount	Fair Value

Other:
Commitments to extend credit	$43,423	$43,423	$52,133	$52,133
Standby letters of credit	4,374	4,374	3,575	3,575

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE T.	CONDENSED FINANCIAL INFORMATION OF
BRITTON & KOONTZ CAPITAL CORPORATION

The financial information of Britton & Koontz Capital Corporation, parent company only, is as follows:

BALANCE SHEETS

	December 31
	2009	2008
ASSETS:
Cash	$3,010,844	$4,659,463
Investment in subsidiaries	41,894,066	39,903,724
Other assets	93,901	136,849
TOTAL ASSETS	$44,998,811	$44,700,036
LIABILITIES:
Junior subordinated debentures	$5,155,000	$5,155,000
Other liabilities	2,922	3,967
TOTAL LIABILITIES	5,157,922	5,158,967
STOCKHOLDERS’ EQUITY	39,840,889	39,541,069
TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY	$44,998,811	$44,700,036

STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008
REVENUE:
Dividend Received:
Britton & Koontz Bank, N.A.	$-	$2,800,000
Other income	3,383	3,633
	3,383	2,803,633
EXPENSES	319,993	439,234
	(316,610)	2,364,399
INCOME TAX EXPENSE (BENEFIT)	(118,989)	(163,551)
	(197,621)	2,527,950
EQUITY IN UNDISTRIBUTED EARNINGS:
Britton & Koontz Bank, N.A.	1,821,699	975,255
B&K Title Insurance Agency, Inc.	(449)	(442)
NET INCOME	$1,623,629	$3,502,763

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE T.	CONDENSED FINANCIAL INFORMATION OF
BRITTON & KOONTZ CAPITAL CORPORATION (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,623,629	$3,502,763
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity on undistributed earnings
and losses of affiliates	(1,821,250)	(974,813)
(Increase)/decrease in other assets	42,948	2,781
Increase/(decrease) in other liabilities	(1,045)	(41,035)
Net Cash Provided by (Used in) Operating Activities	(155,718)	2,489,696
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,531,057)	(1,524,936)
Fair value of stock options	11,479	13,312
Common stock issued	86,700	-
Unearned Compensation	(60,023)	-
Net Cash (Used in) Financing Activities	(1,492,901)	(1,511,624)
NET INCREASE (DECREASE) IN CASH	(1,648,619)	978,072
CASH AT BEGINNING OF YEAR	4,659,463	3,681,391
CASH AT END OF YEAR	$3,010,844	$4,659,463

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer of the Company (“CEO”) and the Chief Financial Officer of the Company (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2009.  Based on this evaluation, the CEO and CFO concluded that as of December 31, 2009, the Company’s disclosure controls and procedures are effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting is contained in Item 8, Financial Statements and Supplementary Data, and is incorporated herein by reference.  There were no changes to internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Robert R. Punches Partner, Gwin, Lewis & Punches, LLP Chairman, Britton & Koontz Capital Corporation

W. W. Allen, Jr. President, Allen Petroleum Services, Inc Vice Chairman, Britton & Koontz Capital Corporation

W. Page Ogden President & Chief Executive Officer Britton & Koontz Capital Corporation Britton & Koontz Bank, National Association

Craig A. Bradford, D.M.D. Pediatric Dentist

George R. Kurz Principal, Kurz & Hebert

Gordon S. LeBlanc, Jr. Managing Director-Stonehenge Capital Company, LLC

Bethany L. Overton President, Lambdin-Bisland Realty Co.

Vinod K. Thukral, Ph.D. Chairman, Global Bancorp and Global Trust Bank

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

The additional information required in response to this item is incorporated into this report by reference to the material under the headings “Stock Ownership,” “Board of Directors,” “Committees of the Board of Directors” and “Executive Officers” in the Company’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders (the “2010 Proxy Statement”).

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

Item 11.  Executive Compensation.

The information required in response to this item is incorporated into this report by reference to the material under the headings “Board of Directors” and “Executive Compensation” in the 2010 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2009.  The Britton & Koontz Capital Corporation 2007 Long-Term Incentive Compensation Plan (the “2007 LTIP”) was approved by the Company’s shareholders on April 24, 2007 and replaced the Company’s 1996 Long-Term Incentive Plan (the “1996 LTIP”), which was effective as of May 16, 1996 and expired during 2006.  As of December 31, 2009, an aggregate of 13,120 options granted under the 1996 LTIP remain outstanding and are exercisable in accordance with their terms. Stock options and restricted stock are available for grant and award under the 2007 LTIP.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders(1)	32,120	$16.35	74,380
Equity compensation plans not approved by security holders	—	—	—
Total	32,120	$16.35	74,380
_________________________

(1)	An aggregate of 115,000 shares of common stock are authorized for issuance under the 2007 LTIP in the form of stock options and restricted stock.

Additional information required in response to this item is incorporated into this report by reference to the material under the heading “Stock Ownership” in the 2010 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required in response to this item is incorporated into this report by reference to the material under the heading “Board of Directors” in the 2010 Proxy Statement.

Item 14.  Principal Accounting Fees and Services.

The information required in response to this item is incorporated into this report by reference to the material under the heading “Independent Registered Public Accountants” in the 2010 Proxy Statement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

1.	Consolidated Financial Statements and Supplementary Information for Years Ended December 31, 2009 and 2008, which include the following:
(a)	Management’s Annual Report on Internal Control over Financial Reporting
(b)	Report of Independent Registered Public Accounting Firm
(c)	Consolidated Balance Sheets
(d)	Consolidated Statements of Income
(e)	Consolidated Statements of Changes in Stockholders’ Equity
(f)	Consolidated Statement of Cash Flows
(g)	Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules

None

3.	Exhibits required by Item 601 of Regulation S-K

Exhibit		Description of Exhibit

3.1	*
Amended and Restated Articles of Incorporation of Britton & Koontz Capital Corporation, incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on February 20, 2009.

3.2	*	By-Laws of Britton & Koontz Capital Corporation, as amended, incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the Commission on October 22, 2008.

4.1	*
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

BRITTON & KOONTZ CAPITAL CORPORATION

Date: March 16, 2010                                                                By:  /s/ Robert R. Punches
                Robert R. Punches
                  Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert R. Punches
Robert R. Punches	Chairman and Director	March 16, 2010
/s/ W. W. Allen, Jr.
W. W. Allen, Jr.	Vice Chairman and Director	March 16, 2010
/s/ W. Page Ogden
W. Page Ogden	Principal Executive Officer and Director	March 16, 2010

/s/ Craig A. Bradford, DMD
Craig A. Bradford, DMD	Director	March 16, 2010
/s/ Bethany L. Overton
Bethany L. Overton	Director	March 16, 2010
/s/ George R. Kurz
George R. Kurz	Director	March 16, 2010
/s/ Vinod K. Thukral, Ph.D.
Vinod K. Thukral, Ph.D.	Director	March 16, 2010

/s/ Gordon S. LeBlanc, Jr.
Gordon S. LeBlanc, Jr.	Director	March 16, 2010
/s/ William M. Salters
William M. Salters	Treasurer, Principal Financial Officer and Principal Accounting Officer	March 16, 2010

EXHIBIT INDEX

Exhibit	Description of Exhibit

21	Subsidiaries of Britton & Koontz Capital Corporation

23	Consent of Independent Registered Public Accountants

31.1	Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002