Form 10-Q
period 2010-05-13
BRITTON & KOONTZ CAPITAL CORP
filed 2010-05-14
CIK 707604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,135,466 Shares of Common Stock, Par Value $2.50, were outstanding as of May 1, 2010.

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

Certification of Chief Financial Officer as required pursuant to section 906 of the Sarbanes Oxley Act of 2002

PART I. FINANCIAL INFORMATION

Item 1.                      Financial Statements

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF

A S S E T S

	March 31,	December 31,
ASSETS:	2010	2009
Cash and due from banks:
Non-interest bearing	$5,086,552	$4,702,159
Interest bearing	1,030,708	5,601,482
Total cash and due from banks	6,117,260	10,303,641

Federal funds sold	39,841	58,799
Investment Securities:
Available-for-sale (amortized cost, in 2010 and 2009,
of $77,343,120 and $94,684,079, respectively)	80,782,910	98,300,252
Held-to-maturity (market value, in 2010 and 2009,
of $44,337,368 and $45,996,945, respectively)	43,236,969	45,027,914
Equity securities	3,264,400	3,262,100
Loans, less allowance for loan losses of $3,145,401
in 2010 and $3,878,738 in 2009	218,065,845	219,938,639
Loans held for sale	1,844,827	784,063
Bank premises and equipment, net	7,872,639	8,030,900
Other real estate	1,763,965	815,207
Accrued interest receivable	1,944,129	2,002,259
Cash surrender value of life insurance	1,109,113	1,099,395
Core Deposits, net	423,522	450,426
Other assets	3,389,241	3,036,554

TOTAL ASSETS	$369,854,661	$393,110,149

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits
Non-interest bearing	$45,683,381	$49,847,304
Interest bearing	206,048,791	201,094,816
Total deposits	251,732,172	250,942,120

Federal Home Loan Bank advances	16,697,189	41,022,754
Securities sold under repurchase agreements	54,187,266	53,211,325
Accrued interest payable	689,645	793,141
Advances from borrowers for taxes and insurance	148,299	259,315
Accrued taxes and other liabilities	1,819,333	1,885,605
Junior subordinated debentures	5,155,000	5,155,000
Total liabilities	330,428,904	353,269,260

STOCKHOLDERS' EQUITY:
Common stock - $2.50 par value per share;
12,000,000 shares authorized; 2,149,966 and 2,140,966 issued and 2,135,466 and 2,126,466 outstanding, for March 31, 2010,
and December 31, 2009, respectively	5,374,915	5,352,415
Additional paid-in capital	7,482,454	7,396,211
Retained earnings	24,669,015	25,082,298
Accumulated other comprehensive income	2,156,748	2,267,340
	39,683,132	40,098,264
Cost of 14,500 shares of common stock held by the company	(257,375)	(257,375)
Total stockholders' equity	39,425,757	39,840,889

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$369,854,661	$393,110,149

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2010	2009
INTEREST INCOME:
Interest and fees on loans	$3,249,316	$3,296,529
Interest on investment securities:
Taxable interest income	1,203,805	1,685,347
Exempt from federal taxes	421,024	425,093
Interest on federal funds sold	45	89
Total interest income	4,874,190	5,407,058

INTEREST EXPENSE:
Interest on deposits	849,274	1,066,179
Interest on Federal Home Loan Bank advances	78,258	111,117
Interest on trust preferred securities	42,537	57,496
Interest on securities sold under repurchase agreements	520,488	516,213
Total interest expense	1,490,557	1,751,005

NET INTEREST INCOME	3,383,633	3,656,053

Provision for loan losses	1,099,996	700,000

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	2,283,637	2,956,053

OTHER INCOME:
Service charges on deposit accounts	359,213	407,440
Income from fiduciary activities	777	611
Income from networking arrangements	-	22,210
Gain/(loss) on sale of mortgage loans	28,973	46,099
Gain/(loss) on sale of securities	447,530	-
Other real estate income, net	7,036	-
Other	279,313	200,933
Total other income	1,122,842	677,293

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Continued)

	Three Months Ended
	March 31,
	2010	2009
OTHER EXPENSES:
Salaries	1,552,385	1,368,283
Employee benefits	222,548	190,567
Director fees	36,850	36,250
Net occupancy expense	256,602	222,112
Equipment expenses	318,608	296,845
FDIC assessment	127,964	115,355
Advertising	46,048	56,559
Stationery and supplies	41,331	38,654
Audit expense	63,456	60,250
Other real estate expense, net	-	58,742
Amortization of deposit premium	26,904	26,904
Other	834,180	479,065
Total other expenses	3,526,876	2,949,586

INCOME/(LOSS) BEFORE INCOME TAX EXPENSE	(120,397)	683,760

Income tax expense/(benefit)	(183,690)	83,745

NET INCOME	$63,293	$600,015

EARNINGS PER SHARE DATA:

Basic earnings per share	$0.03	$0.28
Basic weighted shares outstanding	2,130,866	2,122,027
Diluted earnings per share	$0.03	$0.28
Diluted weighted shares outstanding	2,131,706	2,122,199
Cash dividends per share	$0.18	$0.18

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

					Accumulated
	Common Stock		Additional		Other		Total
			Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

Balance at December 31, 2008	2,117,966	$5,331,165	$7,319,282	$25,049,748	$2,098,248	$(257,375)	$39,541,068
Comprehensive Income:
Net income	-	-	-	600,015	-	-	600,015

Other comprehensive
income (net of tax):	-	-	-	-	-	-	-
Net change in unrealized gain/(loss)
on securities available for sale, net
of taxes of $397,353	-	-	-	-	667,938	-	667,938
Total Comprehensive income							1,267,953
Cash Dividend paid $0.18 per share	-	-	-	(381,234)	-	-	(381,234)
Common stock issued	8,500	21,250	65,450	-	-	-	86,700
Unearned compensation	-	-	-	(80,030)	-	-	(80,030)
Fair Value unexercised stock options	-	-	2,092	-	-	-	2,092
Balance at March 31, 2009	2,126,466	$5,352,415	$7,386,824	$25,188,499	$2,766,186	$(257,375)	$40,436,549

Balance at December 31, 2009	2,126,466	$5,352,415	$7,396,211	$25,082,298	$2,267,340	$(257,375)	$39,840,889

Comprehensive Income:
Net income	-	-	-	63,293	-	-	63,293

Other comprehensive
income (net of tax):	-	-	-	-	-	-	-
Net change in unrealized gain/(loss)
on securities available for sale, net
of taxes of $(65,791)	-	-	-	-	(110,592)	-	(110,592)
Total Comprehensive income							(47,299)
Cash Dividend paid $0.18 per share	-	-	-	(384,384)	-	-	(384,384)
Common stock issued	9,000	22,500	84,600	-	-	-	107,100
Unearned compensation	-	-	-	(92,192)	-	-	(92,192)
Fair Value unexercised stock options	-	-	1,643	-	-	-	1,643
Balance at March 31, 2010	2,135,466	$5,374,915	$7,482,454	$24,669,015	$2,156,748	$(257,375)	$39,425,757

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED MARCH 31,

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$63,293	$600,015
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Deferred income taxes	(262,544)	(270,428)
Provision for loan losses	1,099,996	700,000
Provision for losses on foreclosed real estate	-	35,010
Provision for depreciation	195,258	191,154
Stock dividends received	(2,300)	(3,500)
(Gain)/loss on sale of other real estate	(433,693)	6,411
(Gain)/loss on sale of mortgage loans	(28,973)	(46,099)
(Gain)/loss on sale of investment securities	447,530	-
(Gain)/loss on sale of other securities	-	(1,262)
Net amortization (accretion) of securities	28,526	(16,441)
Amortization of deposit premium	26,904	26,904
Writedown of other real estate	780,168	15,000
Net change in:
Loans held for sale	675,474
Accrued interest receivable	58,130	95,112
Cash surrender value of life insurance	(9,718)	(14,192)
Other assets	38,462	(389,343)
Unearned compensation	(92,192)	(80,031)
Accrued interest payable	(103,496)	(94,304)
Accrued taxes and other liabilities	(129,085)	(518,309)

Net cash provided by (used in) operating activities	1,456,680	235,697

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase)/decrease in federal funds sold	18,958	(89,615)
Proceeds from sales, maturities and paydowns of securities:
Available-for-sale	17,768,745	6,761,262
Held-to-maturity	1,782,163	1,922,188
Purchase of securities:
Available-for-sale	-	(7,732,408)
(Increase)/decrease in loans	(2,668,393)	3,211,274
Proceeds from sale and transfers of other real estate	438,693	4,900
Purchase of premises and equipment	(36,997)	(8,376)

Net cash provided by (used in) investing activities	17,303,169	4,069,225

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED MARCH 31, (Continued)

CASH FLOWS FROM FINANCING ACTIVITIES	2010	2009
Increase /(decrease) in customer deposits	867,365	4,203,342
Increase /(decrease) in brokered deposits	(77,313)	73,722
Increase /(decrease) in securities sold under
repurchase agreements	975,941	(454,774)
Increase /(decrease) in FHLB advances	(24,325,565)	(9,172,000)
Increase /(decrease) in advances from borrowers
for taxes and insurance	(111,016)	(147,580)
Cash dividends paid	(384,384)	(381,234)
Common stock issued	107,100	86,700
Fair value of unexercised stock options	1,643	2,092

Net cash provided by (used in) financing activities	(22,946,229)	(5,789,732)

NET INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS	(4,186,380)	(1,484,810)

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	10,303,641	6,951,543

CASH AND DUE FROM BANKS AT END OF PERIOD	$6,117,260	$5,466,733

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Cash paid during the period for interest	$1,594,053	$1,845,309
Cash paid/(refunds) during the period for income taxes	$(200,000)	$735,773

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

Change in unrealized gains (losses)
on securities available for sale	$(176,383)	$1,065,291

Change in the deferred tax effect in unrealized
gains (losses) on securities available for sale	$(65,791)	$397,353

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

Note A.  Basis of Presentation

The consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 2009, has been derived from the audited financial statements of the Company for the year then ended.  The accompanying interim consolidated financial statements as of March 31, 2010, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the Company’s financial position and operating results as of and for the periods presented.  Certain 2009 amounts have been reclassified to conform to the 2010 presentation.

Note B.  Interest Rate Risk Management

On August 10, 2007, the Company’s wholly-owned subsidiary, Britton & Koontz Bank, N.A. (the “Bank”), entered into a 5 year, no-call 2-year Structured Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase”) for $20 million.  The Bank will pay a fixed interest rate of 4.82% over the term of the agreement.  On November 13, 2007, the Company entered into a 5 year, no-call 3-year Structured Repurchase Agreement with Chase for an additional $20 million.  The Bank will pay a fixed interest rate of 4.71%; however, in the first three years of the agreement, this rate is subject to reduction if 3-Month LIBOR is greater than 4.90% measured two business days prior to the 13th of each February, May, August and November.  Accordingly, during the term of this agreement, the Bank’s cost of funds cannot exceed the initial interest rate of 4.71%.  As to the first repurchase agreement, Chase, in its discretion, may terminate the agreement quarterly; as to the second repurchase agreement, Chase, in its discretion, may terminate the agreement on November 13, 2010 and quarterly thereafter.  Under each repurchase agreement, the Bank is required to maintain a margin percentage of 105% on the subject securities.  These agreements with Chase were entered into as a means of adding additional leverage and to lock in a fixed rate of interest for a certain period of time.  Additionally, both transactions carry a cap embedded into the interest rate that protects the Company in the case of adverse interest rate increases and both transactions are accounted for as collateralized financings.  Average and month end balances since inception have been approximately $40 million.

Note C.  Investment Securities

The amortized cost of the Bank’s investment securities, including HTM and AFS securities, at March 31, 2010 and December 31, 2009, are summarized below.

COMPOSITION OF INVESTMENT PORTFOLIO (Amortized Cost)

	03/31/10	12/31/09
Mortgage-Backed Securities	$77,069,098	$95,511,473
Obligations of Other U.S.
Government Sponsored Agencies	3,582,595	3,600,154
Obligations of State and
Political Subdivisions	39,928,396	40,600,366
Total	$120,580,089	$139,711,993

The amortized cost and approximate fair value of investment securities classified as available-for-sale at March 31, 2010, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of State and
Political Subdivisions	$6,978,583	$173,787	$(308,188)	$6,844,182
Obligations of Other U.S.
Government Sponsored Agencies	3,582,595	510	(2,180)	3,580,925
Mortgage-Backed Securities	66,781,942	3,584,013	(8,152)	70,357,803
Total	$77,343,120	$3,758,310	$(318,520)	$80,782,910

The amortized cost and approximate fair value of investment securities classified as available-for-sale at December 31, 2009, are summarized as follows:
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of State and
Political Subdivisions	$6,978,808	$171,975	$(317,748)	$6,833,035
Obligations of Other U.S.
Government Sponsored Agencies	3,600,154	-	(125,494)	3,474,660
Mortgage-Backed Securities	84,105,117	3,899,723	(12,283)	87,992,557
Total	$94,684,079	$4,071,698	$(455,525)	$98,300,252

The amortized cost and approximate fair value of investment securities classified as held-to-maturity at March 31, 2010, are summarized as follows:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of State and
Political Subdivisions	$32,949,813	$823,127	$(234,753)	$33,538,187
Mortgage-Backed Securities	10,287,156	512,025	--	10,799,181
Total	$43,236,969	$1,335,152	$(234,753)	$44,337,368

The amortized cost and approximate fair value of investment securities classified as held-to-maturity at December 31, 2009, are summarized as follows:
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of State and
Political Subdivisions	$33,621,558	$758,162	$(253,581)	$34,126,138
Mortgage-Backed Securities	11,406,356	464,451	-	11,870,807
Total	$45,027,914	$1,222,613	$(253,581)	$45,996,945

There were no investment securities classified as trading at March 31, 2010 or December 31, 2009.

The aggregate fair value and aggregate unrealized losses on securities whose fair values are below book values as of March 31, 2010 and December 31, 2009, are summarized below.  Due to the nature of the investment and current market prices, these unrealized losses are considered a temporary impairment of the securities.

As of March 31, 2010, there were twenty-five securities included in held-to-maturity and thirteen securities included in available-for-sale with fair values below book value.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Held-to-Maturity:
Obligations of
State and Political
Subdivisions (25)	$5,767,374	$(26,579)	$4,473,656	$(208,174)	$10,241,029	$(234,753)
Total	$5,767,374	$(26,579)	$4,473,656	$(208,174)	$10,241,029	$(234,753)

Available for Sale:
Obligations of
State and Political Subdivisions (11)	$3,411,930	$(308,188)	--	--	$3,411,930	$(308,188)
Obligations of Other U.S. Government Sponsored Agencies (1)	2,548,425	(2,180)	--	--	2,548,425	(2,180)
Mortgage Backed Securities(1)	922,398	(8,152)	--	--	922,398	(8,152)
Total	$6,882,753	$(318,520)	--	--	$6,882,753	$(318,520)

As of December 31, 2009, there were twenty-five securities included in held-to-maturity and fifteen securities included in available-for-sale with fair values below book value.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Held-to-Maturity:
Obligations of
State and Political
Subdivisions (25)	$5,753,701	$(39,094)	$4,466,850	$(214,487)	$10,220,551	$(253,581)
Total	$5,753,701	$(39,094)	$4,466,850	$(214,487)	$10,220,551	$(253,581)
Available for Sale:
Obligations of
State and Political Subdivisions (12)	$3,647,027	$(317,748)			$3,647,027	$(317,748)
Obligations of Other U.S. Government Sponsored Agencies (2)	3,474,660	(125,494)	$-	$-	3,474,660	(125,494)
Mortgaged-backed Securities (1)	924,524	(12,283)	-	-	924,524	(12,283)
Total	$8,046,211	$(455,526)	$-	$-	$8,046,211	$(455,526)

       The unrealized losses in the Company’s investment portfolio, caused by interest rate increases, are not credit issues and are deemed to be temporary.  Cash flows from the mortgage-backed securities are guaranteed by the full faith and credit of the United States or by an agency of the United States government.  The Company also has the ability to hold these securities until maturity; the Company does not have the intent to sell, and more likely than not will not be required to sell, these securities prior to maturity.  Thus, the Company is not required to record any loss on the securities.

Note D.  Loans Held-for-Sale

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

Loans held-for-sale are primarily thirty year and fifteen year fixed rate, one to four family real estate loans which are valued at the lower of cost or market, as determined by outstanding commitments from investors or current investor yield requirements, calculated on an individual basis.  These loans are sold to protect earnings and equity from undesirable shifts in interest rates.  Unrealized losses on loans held-for-sale, if any, are charged against income in the period of decline.  Such declines are recorded in a valuation allowance account and deducted from the cost basis of the loans.  Gains on loans held-for-sale are recognized when realized.  At March 31, 2010, the Company had $1.8 million in loans held-for-sale.  There were no losses recorded for the period ended March 31, 2010.

Loans held in the portfolio are periodically analyzed and compiled as to the individual characteristics of each loan.  If at any time a decision is made to sell any loan in the portfolio, such loan is reclassified as held-for-sale and carried at the lower of cost or market.

Note E.  Junior Subordinated Debentures

On March 26, 2003, the Company finalized its participation in FTN Financial Capital Market’s and Keefe, Bruyette & Woods’ pooled trust preferred offering.  The Company established Britton & Koontz Statutory Trust # 1 which issued 5,000 capital securities and 155 common securities with an aggregate liquidation amount of $5 million and $155 thousand, respectively.  The term of the capital securities and debentures is 30 years, callable after 5 years at the option of the Company.  The initial interest rate was 4.41%, adjusting quarterly at 3-Month LIBOR plus 3.15% and capped at 11.75%.  The interest rate at March 31, 2010, was 3.43%.   The securities are currently callable at the discretion of the Company on a quarterly basis.

Note F.  Loan Commitments

   In the ordinary course of business, the Company enters into commitments to extend credit to its customers.  Letters of credit at March 31, 2010, and December 31, 2009, were $4.1 million and $4.4 million, respectively.  As of March 31, 2010, the Company had entered into other commercial and residential loan commitments with certain customers that had an aggregate unused balance of $46.9 million, an increase from $43.4 million at December 31, 2009.  Because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire, the balances on such commitments should not be used to project actual future liquidity requirements.  However, the Company does incorporate expectations about the level of draws under all credit-related commitments into its funds management process.

Note G.  Earnings per Share

Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding.  The computation of diluted income per share assumes the exercise of all outstanding securities potentially convertible into common stock, including options granted, unless the effect is anti-dilutive.  The effect will be anti-dilutive when the exercise price per share of an option exceeds the current market price for a share of Company stock.  The Company accounts for its options under the recognition and measurement of fair value provisions of Accounting Standards Codification (“ASC”) Topic 718, “Compensation—Stock Compensation.”  The Company uses the Black-Scholes method for valuing stock options.  The following information sets forth the computation of earnings per share for the three months ended March 31, 2010 and 2009.

	For the three months ended March 31,
	2010	2009

Basic weighted average shares outstanding	2,130,866	2,122,027
Dilutive effect of granted options	840	172

Diluted weighted average shares outstanding	2,131,706	2,122,199
Net income	$63,293	$600,015
Net income per share-basic	$0.03	$0.28
Net income per share-diluted	$0.03	$0.28

Note H.  Fair Value

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

Loans, Net - For variable-rate loans which re-price frequently, fair values are based on carrying values. Other variable-rate loans, fixed-rate commercial loans, installment loans, and mortgage loans are valued using discounted cash flows.  The discount rates used to determine the present value of these loans are based on interest rates currently being charged by the Bank on loans with comparable credit risk and terms.

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

The estimated fair values of the Company's financial instruments, rounded to the nearest thousand, are as follows:
	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(dollars in thousands)
Financial Assets:
Cash and due from banks	$6,117	$6,117	$10,304	$10,304
Fed Funds Sold	40	40	59	59
Investment securities:
Held-to-maturity	43,237	44,337	45,028	45,997
Available-for-sale	80,783	80,783	98,300	98,300
Equity securities	3,264	3,264	3,262	3,262
Cash surrender value of life insurance	1,109	1,109	1,099	1,099
Loans, net	219,911	222,589	220,723	223,095

Financial Liabilities:
Deposits	251,732	252,392	250,942	251,628
Short-term borrowings	7,697	7,696	32,023	32,019
Long-term borrowings	9,000	9,176	9,000	9,074
Securities sold under
repurchase agreements:
Retail	14,187	14,185	13,211	13,210
Structured	40,000	43,563	40,000	43,348
Junior subordinated debentures	5,155	5,155	5,155	5,155

	Face Amount	Fair Value	Face Amount	Fair Value
Other:
Commitments to extend credit	$46,937	$46,937	$43,423	$43,423
Standby letters of credit	4,095	4,095	4,374	4,374

The following provides the fair value hierarchy table for fair value measurements of Available-for-sale securities at March 31, 2010 and December 31, 2009:

Description	Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2010:
Mortgage Backed Securities	$70,357,802	$0.00	$70,357,802	$0.00
Obligation of State and Political Subdivision	6,844,182	0.00	6,844,182	0.00
Obligations of Other U.S. Government Sponsored Agencies	3,580,925	0.00	3,580,925	0.00
Total	$80,782,909	$0.00	$80,782,909	$0.00

December 31, 2009:
Mortgage Backed Securities	$87,992,557	$0.00	$87,992,557	$0.00
Obligation of State and Political Subdivision	6,833,035	0.00	6,833,035	0.00
Obligations of Other U.S. Government Sponsored Agencies	3,474,660	0.00	3,474,660	0.00
Total	$98,300,252	$0.00	$98,300,252	$0.00

Level 1 includes the most reliable sources, and includes quoted prices for identical instruments in active markets.  Level 2 includes observable inputs.  Observable inputs are defined to include inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates) as well as inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs)  Level 3 includes unobservable inputs and should be used only when observable inputs are unavailable.

Note I. Subsequent Events

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to present a review of the major factors affecting the financial condition of Britton & Koontz Capital Corporation (the “Company”) and its wholly-owned subsidiary, Britton & Koontz Bank, N.A. (the “Bank”), as of March 31, 2010, as compared to the Company’s financial condition as of December 31, 2009, and the results of operations of the Company for the three-month period ended March 31, 2010, as compared to the corresponding period in 2009.

Summary

Net income and earnings per diluted share for the three months ended March 31, 2010, was $63 thousand and $.03 per diluted share, respectively, compared to $600 thousand and $.28 per diluted share for the quarter ended March 31, 2009.  The decrease in earnings in the 1st quarter of 2010 as compared to the same period in 2009 is attributable to the Company’s increase in the provision for loan losses by $400 thousand in the 1st quarter of 2010.  Also, we charged down the value of other real estate by $335 thousand after the Bank discovered structural deficiencies in a certain foreclosed property that had already been transferred to other real estate.  The Company also incurred a $306 thousand charge after management concluded that loan and related late fees previously believed to be recoverable were ultimately uncollectible.  Finally, net interest income during the 1st quarter of 2010 decreased $272 thousand compared to the same period in 2009.  Offsetting these factors were recoveries of $433 thousand from the Small Business Administration on other real estate and gains of $446 thousand on the sale of mortgage backed securities.

Assets declined $23.3 million during the 1st quarter of 2010 to $369.8 million due primarily to the decrease of $19 million in the investment portfolio.  Investment securities were $127.3 million at March 31, 2010, compared to $146.6 million at December 31, 2009.  Net loans declined slightly to $219.9 million at March 31, 2010, from $220.7 million at December 31, 2009.  Total deposits increased $790 thousand to $251.7 million at March 31, 2010 from $250.9 million at December 31, 2009, while borrowings from the Federal Home Loan Bank (“FHLB”) declined $24.3 million to $16.7 million.  Total stockholders’ equity decreased $415 thousand to $39.4 million at March 31, 2010, from $39.8 million at December 31, 2009.

The Bank’s provision for loan losses for the three month period ending March 31, 2010, was increased to $1.1 million, compared to $700 thousand during the same period in 2009.  The increase in provision was in response to the transfer of one commercial credit to non-accrual and net charge-offs of $1.8 million during the 1st quarter of 2010.  Total non-performing assets ended the 1st quarter of 2010 at $11.1 million compared to $10.5 million at December 31, 2009.

Subsequent to March 31, 2010, a total of approximately $2.3 million of non-accrual loans have been repaid.  While resolutions of problem loans after quarter-end have been positive, management still believes that the local markets in which the Company operates have not yet completely stabilized from the recent recession.  Therefore, unexpected asset quality issues may still arise.  Management continues its efforts to identify and resolve problem credits as quickly as possible.

Financial Condition

Investment Securities

The Company’s investment portfolio at March 31, 2010, consisted of mortgage-backed, agency and municipal securities.  Investment securities that are classified as held-to-maturity (“HTM”) are accounted for by the amortized cost method while securities in the available-for-sale (“AFS”) category are accounted for at fair value.  Changes in value of the AFS securities are recorded in the equity section of the balance sheet in “accumulated other comprehensive income.”

Management determines the classification of its securities at acquisition.  Total HTM and AFS   investment securities decreased $19.3 million to $124.0 million at March 31, 2010 from $143.3 million at December 31, 2009.  The decrease is due to cash flows from monthly pay downs being used to pay down debt rather than being reinvested in investment securities; the sale of approximately $14 million in mortgage backed securities also contributed to the decrease.  Equity securities ended both periods at $3.3 million   At March 31, 2010, equity securities were comprised primarily of Federal Reserve Bank stock of $522 thousand, FHLB stock of $2.4 million, ECD Investments, LLC (“ECD”) membership interests of $100 thousand and the Company’s $155 thousand investment in B&K Statutory Trust.

Loans

Total loans, net of loans held for sale, decreased $2.6 million to $221.2 million at March 31, 2010, from $223.8 million at December 31, 2009, due to decreases in the commercial real estate portfolio and normal pay-downs in the remainder of the portfolio.  The Company originates 1-4 family residential loans to sell in the secondary market.  The decision to expand its mortgage operations by hiring new loan originators in 2009 has resulted in increased originations and sales.  Loans sold during the 1st quarter of 2010 increased $1.9 million to $8.0 million compared to the 1st quarter of 2009.  Total loans to deposit ratio was 87.9% at March 31, 2010, compared to 89.2% at December 31, 2009. The following table presents the Bank’s loan portfolio composition at March 31, 2010, and December 31, 2009.

COMPOSITION OF LOAN PORTFOLIO
	03/31/10	12/31/09
Commercial, financial & agricultural	$26,218,000	$25,606,000
Real estate-construction	29,895,000	31,341,000
Real estate-residential	67,250,000	67,213,000
Real estate-other	94,976,000	95,511,000
Installment	4,465,000	4,806,000
Other	252,000	124,000
Total loans	$223,056,000	$224,601,000

The Company’s loan portfolio at March 31, 2010, had no significant concentrations of loans other than in the categories presented in the table above.

Bank Premises

There have been no material changes in the Company’s premises since December 31, 2009.

Asset Quality

Management continually monitors the diversification of the loan portfolio and assesses loan quality.  When the assessment of an individual loan relationship indicates that the borrower has a defined weakness in the ability to repay and collection of all outstanding principal and/or interest is in doubt, the debt is placed on non-accrual.  By placing loans on non-accrual the Company recognizes a problem credit, foregoes interest that is likely uncollectible, and adjusts the carried loan balance to reflect the collection amount expected.  When problem credits are transferred to non-accrual status, the accrual of interest income is discontinued and all previously accrued and uncollected interest for the year is reversed against interest income.  A non-accrual loan may be restored to accrual status when it is no longer delinquent and management no longer doubts the collectability of interest and principal.

Several key measures are used to evaluate and monitor the Company’s asset quality.  These measures include the levels and percentages of total nonperforming assets, loan delinquencies, non-accrual loans, foreclosed assets and charge-offs.  Nonperforming assets, including non-accrual loans of $9.3 million, other real estate of $1.8 million and loans 90 days or more delinquent of $51 thousand, increased $622 thousand to $11.1 million at March 31, 2010, from $10.5 million at December 31, 2009.  The increase is due primarily to one commercial credit in the amount of $2.1 million that was classified as nonaccrual in the 1st quarter of 2010.  The Company has experienced some resolution of problem loans, as a total of approximately $2.3 million of non-accrual loans have been repaid subsequent to the end of the 1st quarter of 2010.  Nonperforming loans as a percent of total loans, net of unearned income and loans held for sale, decreased to 4.24% at March 31, 2010, compared to 4.34% at December 31, 2009.  Net charge-offs during the 1st quarter of 2010 increased to $1.8 million compared to $116 thousand during the 4th quarter of 2009.  In spite of these increases, management believes that the Company’s asset quality is equal to or exceeds industry and peer levels, based on Federal Deposition Insurance Corporation (“FDIC”) year-end call report data.

A breakdown of nonperforming assets at March 31, 2010, and December 31, 2009, is shown below.

BREAKDOWN OF NONPERFORMING ASSETS

	03/31/10	12/31/09
	(dollars in thousands)
Non-accrual loans by type:
Real estate	$9,102	$8,510
Installment	9	12
Commercial and all other loans	224	187
Total non-accrual loans	9,335	8,709
Loans past due 90 days or more	51	1,004
Total nonperforming loans	9,386	9,713
Other real estate owned (net)	1,764	815
Total nonperforming assets	$11,150	$10,528
Nonperforming loans to total loans, net of LHFS	4.24%	4.34%
Nonperforming loans to total assets	2.54%	2.47%
Nonperforming assets to total loans, net of LHFS	5.04%	4.70%
Nonperforming assets to total assets	3.02%	2.68%

Allowance for Loan Losses

The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses.  The balance of the loans determined to be impaired under ASC Topic 310, “Receivables,” and the related allowance is included in management’s estimation and analysis of the allowance for loan losses. The determination of the appropriate level of the allowance is sensitive to a variety of internal factors, primarily historical loss ratios and assigned risk ratings, and external factors, primarily the economic environment. Additionally, the estimate of the allowance required to absorb credit losses in the entire portfolio may change due to shifts in the mix and level of loan balances outstanding and in prevailing economic conditions, as evidenced by changes in real estate demand and values, interest rates, unemployment rates and energy costs. While no one factor is dominant, each could cause actual loan losses to differ materially from originally estimated amounts.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan-by-loan basis for problem loans of $50,000 or greater by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.  For real estate collateral, the fair market value of the collateral is based upon a recent appraisal by a qualified and licensed appraiser of the underlying collateral.  Please refer to our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of the Company’s policies and procedures regarding the appraisal of collateral securing its loans, including impaired loans.

Based upon this evaluation, management believes the allowance for loan losses of $3.1 million at March 31, 2010, which represents 1.42% of gross loans, is adequate, under prevailing economic conditions, to absorb probable losses on existing loans.  At December 31, 2009, the allowance for loan loss was $3.9 million, or 1.73% of gross loans.  The allowance includes a specific allocation of approximately $1.5 million on total impaired loans of $9.3 million.

The process by which management determines the appropriate level of the allowance, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates.

Provision for Loan Losses

The provision for loan losses is a charge to earnings to maintain the allowance for loan losses at a level consistent with management’s assessment of the risk of loss in the loan portfolio in light of current risk management strategies, economic conditions and market trends.  The Company increased the provision by $400 thousand to $1.1 million for the 1st quarter of 2010 compared to $700 thousand during the 1st quarter of 2009 primarily due to increased net charge-offs during the 1st quarter of 2010 of $1.8 million.  The Company was aware of the charge-offs at December 31, 2009 and had added additional loan loss provision to cover the charge-offs in the 1st quarter of 2010.

The Company regularly reviews the allowance account in an effort to maintain it at an adequate level and collects necessary data to make a proper provision expense to earnings.  Based upon this evaluation, and considering the increased net charge-offs in the 1st quarter of 2010 and possible charge-offs for the remainder of the year, management currently believes that a provision for loan losses of approximately $300 thousand for the second quarter of 2010 will be adequate to provide coverage for possible loan losses that may be inherent in the loan portfolio.  However, factors may come to light in the year ahead that may influence management to change its expected provision.  The following table details the allowance activity for the three months ended March 31, 2010 and 2009:

ACTIVITY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

	03/31/10	03/31/09
	(dollars in thousands)
Balance at beginning of period	$3,878	$2,398
Charge-offs:
Real Estate	(1,822)	(153)
Commercial	(10)	-
Installment and other	(11)	(2)
Recoveries:
Real Estate	4	4
Commercial	5	15
Installment and other	1	4
Net (charge-offs)/recoveries	(1,833)	(132)
Provision charged to operations	1,100	700
Balance at end of period	$3,145	$2,966
Allowance for loan losses as a percent of loans, net of unearned interest and loans held for sale	1.42%	1.34%
Net charge-offs (YTD) as a percent of average loans	.82%	.06%

Potential Problem Loans

At March 31, 2010, the Company had no loans, other than those balances incorporated in the above tables, which management had significant doubts as to the ability of the borrower to comply with current repayment terms.

Deposits

Total deposits increased $790 thousand from $250.9 million at December 31, 2009, to $251.7 million at March 31, 2010.  The Company from time to time uses brokered certificates of deposit as an asset liability management tool; such certificates of deposit currently consist of only 4% of the Company’s total deposits.
The composition of the Company’s deposits is described in the following table.

COMPOSITION OF DEPOSITS

	03/31/10	12/31/09
Non-Interest Bearing	$45,683,381	$49,847,304
NOW Accounts	67,437,841	57,815,246
Money Market Deposit Accounts	32,269,211	30,563,856
Savings Accounts	18,931,877	18,259,388
Certificates of Deposit	87,409,862	94,456,326
Total Deposits	$251,732,172	$250,942,120

Borrowings

                     Total bank borrowings, including FHLB advances, federal funds purchased, customer and structured repurchase agreements, decreased $23.3 million to $70.9 million at March 31, 2010, compared to $94.2 million at December 31, 2009.  The decrease in borrowed funds is due primarily to the decline in the investment portfolio from sales of securities along with monthly cash flows used to pay down debt rather than re-invest back into the market.  The Company includes in these borrowings balances that the Company has pursuant to agreements with local depositors to sweep overnight funds from their commercial deposit accounts.  Because of the nature of the agreements, these sweep accounts are included as borrowings rather than local customer deposits; these amounts are classified as repurchase agreements and included under the “Securities sold under repurchase agreements” line item on the Company’s balance sheet.  Management believes these accounts perform more like a core deposit rather than a bank obligation.

Capital

Stockholders' equity totaled $39.4 million at March 31, 2010, compared to $39.8 million at December 31, 2009.  Earnings of $63 thousand were offset by a $111 thousand change in unrealized losses in the AFS investment portfolio and by $384 thousand in dividends paid.

The Company and Bank maintained a total capital to risk weighted assets ratio of 17.53% and 16.44%, respectively, a Tier 1 capital to risk weighted assets ratio of 16.30% and 15.22%, respectively, and a leverage ratio of 10.97% and 10.24%, respectively, at March 31, 2010.  These levels substantially exceed the minimum requirements of bank regulatory agencies for well-capitalized institutions of 10.00%, 6.00% and 5.00%, respectively.  Components of comprehensive income are excluded from the calculation of capital ratios.  The ratio of shareholders' equity to assets increased to 10.7% at March 31, 2010, compared to 10.1% at December 31, 2009.

Off-Balance Sheet Arrangements

There have been no changes in the Company’s off-balance sheet arrangements during the three months ended March 31, 2010.  See Note B and Note E to the Company’s consolidated financial statements for a description of the Company’s off-balance sheet arrangements.

Results of Operations

Net Interest Income and Net Interest Margin

One of the largest components of the Company’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds.  The net interest margin is net interest income expressed as a percentage of average earning assets.

Net interest income ended March 31, 2010, at $3.4 million compared to $3.7 million at March 31, 2009.  This decline was due primarily to the charge-off of interest on loans transferred to non-accrual and lower than expected average earning assets, offset by lower funding costs of interest bearing liabilities during the 1st quarter of 2010 compared to the same period in 2009.  Contributing to the lower average earning assets was a $34 million decrease in average investment securities.  The Federal Reserve’s purchase of securities resulted in lower medium and longer term interest rates and did not provide profitable opportunities for reinvestment.  Therefore, cash flows from the investment securities portfolio were used to pay down debt.  Even with the decline in net interest income, net interest margin increased from 3.71% at March 31, 2009, to 3.74% at March 31, 2010, due to the lower volume of earning assets.

Non-Interest Income/ Non-Interest Expense

 Non-interest income ended March 31, 2010, at $1.1 million compared to $677 thousand at March 31, 2009.  The difference was primarily due to a gain of $446 thousand on the sale of approximately $11 million of mortgage-backed securities.  Non-interest expense increased $577 thousand as compared to the 1st quarter of 2009 and ended the 1st quarter of 2010 at $3.5 million.  The increase is primarily due to the $306 thousand charge to expense related to the charge-off of loan and late fees receivable, located in the  “Other” line item in the Other Expenses section of the income statement, as well as higher occupancy, equipment and salary and benefits costs.

Income Taxes

                      The Company recorded income tax credit of $184 thousand for the three months ended March 31, 2010, compared to income tax expense of $84 thousand for the same period in 2009.  The tax credit arose primarily due to the tax effects resulting from the additional $400 thousand in the provision for loan losses in the 1st quarter of 2010.

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

The Company’s cash and cash equivalents decreased $4.2 million to $6.1 million at March 31, 2010, from $10.3 million at December 31, 2009.  Cash provided by operating and investing activities during the 1st quarter of 2010 was $1.4 million and $17.3 million, respectively, while financing activities used $22.9 million over the same period.

At March 31, 2010, the Company had unsecured federal funds lines with correspondent banks of $38 million and maintained the ability to draw on its available line of credit with the FHLB in the amount of approximately $64 million.  In addition to these lines of credit, the bank had approximately $20 million in liquid assets including unencumbered investment securities available for collateralized borrowing and approximately $44 million available from the brokered CD market.

Certain restrictions exist on the ability of the Bank to transfer funds to the Company in the form of dividends and loans.  These restrictions are described in detail in Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” and incorporated by reference herein.  These restrictions have not had, and are not expected in the future to have, a material impact on the Company’s ability to meet its anticipated cash obligations.

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

 Item 4T.            Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer of the Company (“CEO”) and the Chief Financial Officer of the Company (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2010.  Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective for ensuring that information that the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and recorded within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

              The Company’s ability to pay dividends to its shareholders is substantially dependent on the ability of the Bank to transfer funds to the Company in the form of dividends, loans and advances.  Federal law imposes limitations on the payment of dividends by national banks.  Under federal law, the directors of a national bank, after making proper deduction for all expenses and other deductions required by the Comptroller of the Currency, may credit net profits to the bank’s undivided profits account and may declare a dividend from that account of so much of the net profits as they judge expedient.  The Comptroller and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings.  The Bank’s ability to pay dividends to the Company is also limited by prudence, statutory and regulatory guidelines and a variety of other factors. At March 31, 2010, retained earnings available for payment of cash dividends under applicable dividend regulations exceeded $3.1 million.

Certain restrictions also exist on the ability of the Bank to transfer funds to the Company in the form of loans.  Federal Reserve regulations limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations.  At March 31, 2010, the maximum amount available for transfer from the Bank to the Company in the form of loans on a secured basis was $2.5 million.  There were no loans outstanding from the Bank to the Company at March 31, 2010.

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

BRITTON & KOONTZ CAPITAL CORPORATION

Date:          May 14, 2010                                                      /s/ W. Page Ogden
W. Page Ogden
Chief Executive Officer

Date:          May 14, 2010                                                      /s/ William M. Salters
William M. Salters
Chief Financial Officer

EXHIBITS INDEX

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