Form 10-Q
period 2010-08-13
BRITTON & KOONTZ CAPITAL CORP
filed 2010-08-13
CIK 707604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2010
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,135,466 shares of Common Stock, par value $2.50 per share, were outstanding as of August 1, 2010.

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

Certification of Chief Financial Officer as required pursuant to section 906 of the Sarbanes Oxley Act of 2002

PART I                      FINANCIAL INFORMATION

Item 1.                      Financial Statements

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF

A S S E T S

	June 30,	December 31,
ASSETS:	2010	2009
Cash and due from banks:
Non-interest bearing	$5,149,151	$4,702,159
Interest bearing	1,772,729	5,601,482
Total cash and due from banks	6,921,880	10,303,641

Federal funds sold	25,496	58,799
Investment Securities:
Available-for-sale (amortized cost, in 2010 and 2009,
of $89,094,841 and $94,684,079, respectively)	93,796,255	98,300,252
Held-to-maturity (fair value, in 2010 and 2009,
of $43,655,752 and $45,996,945, respectively)	42,152,120	45,027,914
Equity securities	2,255,500	3,262,100
Loans, less allowance for loan losses of $2,538,737
in 2010 and $3,878,738 in 2009	213,864,521	219,938,639
Loans held for sale	5,949,000	784,063
Bank premises and equipment, net	7,717,483	8,030,900
Other real estate	1,953,871	815,207
Accrued interest receivable	1,840,821	2,002,259
Cash surrender value of life insurance	1,124,900	1,099,395
Core Deposits, net	396,618	450,426
Other assets	2,793,468	3,036,554

TOTAL ASSETS	$380,791,933	$393,110,149

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
LIABILITIES:	2010	2009
Deposits
Non-interest bearing	$45,664,635	$49,847,304
Interest bearing	213,252,751	201,094,816
Total deposits	258,917,386	250,942,120

Federal Home Loan Bank advances	19,804,605	41,022,754
Securities sold under repurchase agreements	53,163,731	53,211,325
Accrued interest payable	705,201	793,141
Advances from borrowers for taxes and insurance	161,094	259,315
Accrued taxes and other liabilities	2,532,103	1,885,605
Junior subordinated debentures	5,155,000	5,155,000
Total liabilities	340,439,120	353,269,260

STOCKHOLDERS' EQUITY:
Common stock - $2.50 par value per share;
12,000,000 shares authorized; 2,149,966 and 2,140,966 issued and 2,135,466 and 2,126,466 outstanding, as of June 30, 2010
and December 31, 2009, respectively	5,374,915	5,352,415
Additional paid-in capital	7,484,097	7,396,211
Retained earnings	24,803,389	25,082,298
Accumulated other comprehensive income	2,947,787	2,267,340
	40,610,188	40,098,264
Cost of 14,500 shares of common stock held by the company	(257,375)	(257,375)
Total stockholders' equity	40,352,813	39,840,889

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$380,791,933	$393,110,149

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
INTEREST INCOME:
Interest and fees on loans	$3,257,056	$3,287,815	$6,506,372	$6,584,345
Interest on investment securities:
Taxable interest income	1,075,002	1,538,807	2,278,807	3,224,154
Exempt from federal taxes	415,468	442,956	836,492	868,050
Interest on federal funds sold	29	31	74	120
Total interest income	4,747,555	5,269,609	9,621,745	10,676,669

INTEREST EXPENSE:
Interest on deposits	825,599	1,001,430	1,674,872	2,067,609
Interest on Federal Home Loan Bank advances	72,517	35,197	150,776	146,315
Interest on trust preferred securities	43,579	54,847	86,117	112,343
Interest on securities sold under repurchase agreements	524,269	525,117	1,044,757	1,041,330
Total interest expense	1,465,964	1,616,591	2,956,522	3,367,597

NET INTEREST INCOME	3,281,591	3,653,018	6,665,223	7,309,072

Provision for loan losses	200,000	250,000	1,299,996	950,000

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	3,081,591	3,403,018	5,365,227	6,359,072

OTHER INCOME:
Service charges on deposit accounts	368,430	418,969	727,643	826,409
Income from fiduciary activities	714	300	1,491	911
Income from networking arrangements	-	22,743	-	44,954
Gain/(loss) on sale of mortgage loans	42,958	64,097	71,931	110,197
Gain/(loss) on sale/matured securities	-	17,785	447,530	17,785
Other	299,394	176,243	578,707	377,175
Total other income	711,496	700,137	1,827,302	1,377,431

OTHER EXPENSES:
Salaries	1,487,803	1,320,155	3,040,188	2,688,439
Employee benefits	228,713	191,961	451,261	382,528
Director fees	41,387	37,295	78,237	73,545
Net occupancy expense	272,186	237,659	528,788	459,771
Equipment expenses	311,741	284,696	630,349	581,541
FDIC assessment	91,495	280,735	219,459	396,090
Advertising	38,385	74,257	84,433	130,815
Stationery and supplies	38,512	46,131	79,843	84,785
Audit expense	63,455	60,305	126,911	120,555
Other real estate expense, net	18,924	138,675	11,888	197,418
Amortization of deposit premium	26,904	26,904	53,808	53,808
Other	596,273	462,333	1,430,453	941,398
Total other expenses	3,215,778	3,161,106	6,735,618	6,110,693

INCOME BEFORE INCOME TAX EXPENSE	577,309	942,049	456,911	1,625,810

Income tax expense/(benefit)	73,458	184,261	(110,232)	268,006

NET INCOME	$503,851	$757,788	$567,143	$1,357,804

EARNINGS PER SHARE DATA:

Basic earnings per share	$0.24	$0.36	$0.27	$0.64
Basic weighted shares outstanding	2,135,466	2,126,466	2,133,179	2,124,259

Diluted earnings per share	$0.24	$0.36	$0.27	$0.64
Diluted weighted shares outstanding	2,136,450	2,127,144	2,134,092	2,124,761
Cash dividends per share	$0.18	$0.18	$0.36	$0.36

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

					Accumulated
	Common	Stock	Additional		Other		Total
			Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

Balance at December 31, 2008	2,117,966	$5,331,165	$7,319,282	$25,049,748	$2,098,248	$(257,375)	$39,541,068
Comprehensive Income:
Net income				1,357,804			1,357,804

Other comprehensive
income (net of tax):
Net change in unrealized gain/(loss)
on securities available for sale, net
of taxes for $20,880					35,098		35,098
Total Comprehensive income							1,392,902
Cash Dividend paid $0.36 per share				(765,528)			(765,528)
Common stock issued	8,500	21,250	65,450				86,700
Unearned compensation				(73,362)			(73,362)
Fair Value unexercised stock options			5,221				5,221
Balance at June 30, 2009	2,126,466	$5,352,415	$7,389,953	$25,568,662	$2,133,346	$(257,375)	$40,187,001

Balance at December 31, 2009	2,126,466	$5,352,415	$7,396,211	$25,082,298	$2,267,340	$(257,375)	$39,840,889
Comprehensive Income:
Net income				567,143			567,143

Other comprehensive
income (net of tax):
Net change in unrealized gain/(loss)
on securities available for sale, net
of taxes of $404,795					680,446		680,446
Total Comprehensive income							1,247,589
Cash Dividend paid $0.36 per share				(768,768)			(768,768)
Common stock issued	9,000	22,500	84,600				107,100
Unearned compensation				(77,284)			(77,284)
Fair Value unexercised stock options			3,286				3,286
Balance at June 30, 2010	2,135,466	$5,374,915	$7,484,097	$24,803,389	$2,947,787	$(257,375)	$40,352,813

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$567,143	$1,357,804
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Deferred income taxes	(93,630)	(264,194)
Provision for loan losses	1,299,996	950,000
Provision for losses on foreclosed real estate	-	170,020
Provision for depreciation	390,516	370,038
Stock dividends received	(4,500)	(4,900)
(Gain)/loss on sale of other real estate	(466,350)	6,411
(Gain)/loss on sale of mortgage loans	(71,931)	(110,197)
(Gain)/loss on sale of investment securities	(447,530)	(17,785)
(Gain)/loss on sale of other securities	-	(1,262)
Net amortization (accretion) of securities	52,740	(9,137)
Amortization of deposit premium	53,808	53,808
Writedown of other real estate	780,168	83,435
Unearned compensation	(77,285)	(73,362)
Net change in:
Loans held for sale	(5,164,937)	-
Accrued interest receivable	161,438	105,029
Cash surrender value	(25,505)	(24,314)
Other assets	243,086	(426,844)
Accrued interest payable	(87,940)	(122,458)
Accrued taxes and other liabilities	335,334	(737,245)

Net cash provided by (used in) operating activities	(2,555,379)	1,304,847

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase)/decrease in federal funds sold	33,303	(2,271)
Proceeds from sales, maturities and paydowns of securities:
Available-for-sale	22,927,653	17,858,375
Held-to-maturity	2,862,393	4,626,570
Redemption of FHLB stock	1,011,100	270,700
Purchase of securities:
Available-for-sale	(16,930,224)	(7,732,408)
Held-to-maturity	-	(4,131,731)
(Increase)/decrease in loans	2,617,222	(407,047)
Proceeds from sale and transfers of other real estate	776,350	9,109
Purchase of premises and equipment	(77,099)	(1,094,550)

Net cash provided by (used in) investing activities	13,220,698	9,396,747

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase /(decrease) in customer deposits	8,345,176	(4,964,633)
Net Increase /(decrease) in brokered deposits	(369,910)	88,752
Net Increase /(decrease) in securities sold under
repurchase agreements	(47,594)	458,091
Net Increase /(decrease) in FHLB advances	(21,218,149)	(6,823,105)
Net Increase /(decrease) in advances from borrowers
for taxes and insurance	(98,221)	(125,896)
Cash dividends paid	(768,768)	(765,528)
Common stock issued	107,100	86,700
Fair value of unexercised stock options	3,286	5,221

Net cash provided by (used in) financing activities	(14,047,080)	(12,040,398)

NET INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS	(3,381,761)	(1,338,804)

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	10,303,641	6,951,543

CASH AND DUE FROM BANKS AT END OF PERIOD	$6,921,880	$5,612,739

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Cash paid during the period for interest	$3,044,462	$3,490,055
Cash paid/(refunds) during the period for income taxes	$(125,320)	$1,279,874

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

Change in unrealized gains (losses)
on securities available for sale	$1,085,241	$55,978

Change in the deferred tax effect in unrealized
gains (losses) on securities available for sale	$404,795	$20,880

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

Note A.  Basis of Presentation

The consolidated balance sheet for Britton & Koontz Capital Corporation (the “Company”) as of December 31, 2009, has been derived from the audited financial statements of the Company for the year then ended.  The accompanying interim consolidated financial statements as of June 30, 2010 and for the three and six months then ended are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the Company’s financial position and operating results as of and for the periods presented.  Certain 2009 amounts have been reclassified to conform to the 2010 presentation.

Note B.  Interest Rate Risk Management

On August 10, 2007, the Company’s wholly-owned subsidiary, Britton & Koontz Bank, N.A. (the “Bank”), entered into a 5 year, no-call 2-year Structured Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase”) for $20 million.  Terms of the transaction call for the Bank to pay a fixed interest rate of 4.82%.  During the term of the agreement, the Bank’s cost of funds cannot exceed the initial interest rate of 4.82%.   Effective July 20, 2010, the Company extended the term of this agreement for an additional three years.  The new agreement entered into is a 5 year, no-call 3 year with interest payments made quarterly on the 20th day of January, April, July and October, starting October 20, 2010 and continuing up to and including the maturity date.  Chase, in its discretion, may terminate the agreement on July 20, 2013, by notice to the Company two business days prior to such date.  In exchange for the extension of term, Chase has lowered the interest rate to be paid from the original 4.82% to a fixed interest rate of 3.69%.  There is no interest rate cap embedded in the modified agreement.

On November 13, 2007, the Company entered into a 5 year, no-call 3-year Structured Repurchase Agreement with Chase for an additional $20 million.  Terms of the transaction call for the Bank to pay a fixed interest rate of 4.71%.  In the first three years of the agreement, this rate is subject to reduction if 3-Month LIBOR is greater than 4.90% measured two business days prior to the 13th of each February, May, August and November.  Accordingly, during the term of this agreement, the Bank’s cost of funds cannot exceed the initial interest rate of 4.71%.  Chase, in its discretion, may terminate this agreement on November 13, 2010 and quarterly thereafter.  This agreement carries a cap embedded into the interest rate that protects the Company in the case of adverse interest rate increases.

Under each of the above-described repurchase agreements, the Bank is required to maintain a margin percentage of 105% on the subject securities.  These agreements with Chase were entered into as a means of adding additional leverage and to lock in a fixed rate for a certain period of time.

Note C.  Investment Securities

The amortized cost of the Bank’s investment securities, including held-to-maturity and available-for-sale securities, at June 30, 2010 and December 31, 2009, are summarized below.

COMPOSITION OF INVESTMENT PORTFOLIO (Amortized Cost)

	06/30/10	12/31/09
Mortgage-Backed Securities	$73,202,715	$95,511,473
Obligations of Other U.S.
Government Sponsored Agencies	18,149,935	3,600,154
Obligations of State and
Political Subdivisions	39,894,311	40,600,366
Total	$131,246,961	$139,711,993

The amortized cost and approximate fair value of investment securities classified as available-for-sale at June 30, 2010, are summarized as follows:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of State and
Political Subdivisions	$7,368,218	$287,009	$(253,672)	$7,401,555
Obligations of Other U.S.
Government Sponsored Agencies	18,149,934	147,182	-	18,297,116
Mortgage-Backed Securities	63,576,689	4,520,895	-	68,097,584
Total	$89,094,841	$4,955,086	$(253,672)	$93,796,255

The amortized cost and approximate fair value of investment securities classified as available-for-sale at December 31, 2009, are summarized as follows:
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of State and
Political Subdivisions	$6,978,808	$171,975	$(317,748)	$6,833,035
Obligations of Other U.S.
Government Sponsored Agencies	3,600,154	-	(125,494)	3,474,660
Mortgage-Backed Securities	84,105,117	3,899,723	(12,283)	87,992,557
Total	$94,684,079	$4,071,698	$(455,525)	$98,300,252

The amortized cost and approximate fair value of investment securities classified as held-to-maturity at June 30, 2010, are summarized as follows:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of State and
Political Subdivisions	$32,526,093	$964,423	$(112,881)	$33,377,635
Mortgage-Backed Securities	9,626,027	652,090	-	10,278,117
Total	$42,152,120	$1,616,513	$(112,881)	$43,655,752

The amortized cost and approximate fair value of investment securities classified as held-to-maturity at December 31, 2009, are summarized as follows:
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of State and
Political Subdivisions	$33,621,558	$758,162	$(253,581)	$34,126,138
Mortgage-Backed Securities	11,406,356	464,451	-	11,870,807
Total	$45,027,914	$1,222,613	$(253,581)	$45,996,945

There were no investment securities classified as trading at June 30, 2010 or December 31, 2009.

The aggregate fair value and aggregate unrealized losses on securities whose fair values are below book values as of June 30, 2010 and December 31, 2009, are summarized below.  Due to the nature of the investment and current market prices, these unrealized losses are considered a temporary impairment of the securities.  As of June 30, 2010, there were ten securities included in held-to-maturity and ten securities included in available-for-sale with fair values below book value.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Held-to-Maturity:
Obligations of State
and Political
Subdivisions (10)	-	-	$4,386,683	$(112,881)	$4,386,683	$(112,881)
Total	-	-	$4,386,683	$(112,881)	$4,386,683	$(112,881)

Available for Sale:
Obligations of State
and Political Subdivisions (10)	$3,171,626	$(253,672)	-	-	$3,171,626	$(253,672)
Total	$3,171,626	$(253,672)	-	-	$3,171,626	$(253,672)

As of December 31, 2009, there were twenty-five securities included in held-to-maturity and fifteen securities included in available-for-sale with fair values below book value.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Held-to-Maturity:
Obligations of State
and Political
Subdivisions (25)	$5,753,701	$(39,094)	$4,466,850	$(214,487)	$10,220,551	$(253,581)
Total	$5,753,701	$(39,094)	$4,466,850	$(214,487)	$10,220,551	$(253,581)
Available for Sale:
Obligations of State
and Political
Subdivisions (12)	$3,647,027	$(317,748)	-	-	$3,647,027	$(317,748)
Obligations of Other U.S. Government Sponsored Agencies (2)	3,474,660	(125,494)			3,474,660	(125,494)
Mortgaged-backed Securities (1)	924,524	(12,283)	-	-	924,524	(12,283)
Total	$8,046,211	$(455,526)	-	-	$8,046,211	$(455,526)

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

Loans held-for-sale are primarily thirty year and fifteen year fixed rate, one to four family real estate loans which are valued at the lower of cost or market, as determined by outstanding commitments from investors or current investor yield requirements, calculated on an individual basis.  These loans are sold to protect earnings and equity from undesirable shifts in interest rates.  Unrealized losses on loans held-for-sale, if any, are charged against income in the period of decline.  Such declines are recorded in a valuation allowance account and deducted from the cost basis of the loans.  Gains on loans held-for-sale are recognized when realized.  At June 30, 2010, the Company held $5.9 million in loans held-for-sale compared to $784 thousand at December 31, 2009.

Loans held to maturity are periodically analyzed and compiled as to the individual characteristics of each loan.  If at any time a decision is made to sell any loans in the portfolio, such loans will be reclassified as held-for-sale and carried at the lower of cost or market, based on the valuation analysis described in the first sentence of the above paragraph.

Note E.  Junior Subordinated Debentures

On March 26, 2003, the Company finalized its participation in FTN Financial Capital Market’s and Keefe, Bruyette & Woods’ pooled trust preferred offering.  The Company established Britton & Koontz Statutory Trust # 1 which issued 5,000 capital securities and 155 common securities with an aggregate liquidation amount of $5 million and $155 thousand, respectively.  The term of the capital securities and debentures is 30 years.  The initial interest rate was 4.41%, adjusting quarterly at 3-Month LIBOR plus 3.15% and capped at 11.75%.  The interest rate at June 30, 2010, was 3.69%.   The securities are currently callable on a quarterly basis at the option of the Company.

Note F.  Loan Commitments

In the ordinary course of business, the Company enters into commitments to extend credit to its customers.  Letters of credit at June 30, 2010, and December 31, 2009, were $4.4 million.  As of June 30, 2010, the Company had entered into other commercial and residential loan commitments with certain customers that had an aggregate unused balance of $42.5 million, down from $43.4 million at December 31, 2009.  Because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire, the balances on such commitments should not be used to project actual future liquidity requirements.  However, the Company does incorporate expectations about the level of draws under all credit-related commitments into its funds management process.

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

The Company uses the Black-Scholes method for valuing stock options.  On February 16, 2010, the Company awarded 9,000 shares of restricted common stock pursuant to its 2007 Long-Term Incentive Compensation Plan.  The shares are subject to a three-year holding period, commencing on the date of the award, during which the shares may not be sold, assigned, pledged or otherwise transferred.

The following information sets forth the computation of earnings per share for the three and six months ended June 30, 2010 and 2009.

	For the three months ended June 30,
	2010	2009
Basic weighted average shares outstanding	2,135,466	2,126,466
Dilutive effect of granted options	984	678
Diluted weighted average shares outstanding	2,136,450	2,127,144
Net income	$503,851	$757,788
Net income per share-basic	$0.24	$0.36
Net income per share-diluted	$0.24	$0.36
	For the six months ended June 30,
	2010	2009
Basic weighted average shares outstanding	2,133,179	2,124,259
Dilutive effect of granted options	913	502
Diluted weighted average shares outstanding	2,134,092	2,124,761
Net income	$567,143	$1,357,804
Net income per share-basic	$0.27	$0.64
Net income per share-diluted	$0.27	$0.64

Note H.  Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  ASC Topic 825, “Financial Instruments,” excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. This topic clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. This topic also requires disclosure about how fair value was determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities;
Level 2	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or
Level 3	Unobservable inputs, such as discounted cash flow models or valuations.

The following methods and assumptions are used by the Company in estimating fair value disclosures for financial instruments:

Cash and Due From Banks
Fair value equals the carrying value of such assets because of their shorter-term maturities.

Federal Funds Sold
Due to the short-term nature of this asset, the carrying value of this item approximates its fair value.

Investment Securities
Fair values for investment securities are based on quoted market prices, when available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.  Investment securities also include equity securities that are not traded in an active market.  The fair value of these securities equals the carrying value of such assets.

Net Loans
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

Deposits
The fair value of demand deposits equals the carrying value of such deposits.  Demand deposits include non-interest bearing demand deposits, savings accounts, NOW accounts, and money market demand accounts.  Discounted cash flows have been used to value fixed rate term deposits.  The discount rate used is based on interest rates currently being offered by the Bank on deposits with comparable amounts and terms.

Federal Funds Purchased and Securities Sold Under Customer Repurchase Agreements
Due to the short-term nature of these instruments, the fair value of these items approximates their carrying values.

Long-Term Borrowings
The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing ratio for similar types of borrowing arrangements.

Off-Balance Sheet Instruments
Loan commitments are negotiated at current market rates and are relatively short-term in nature.  Therefore, the estimated fair value of loan commitments approximates the face amount. Fair values for interest rate swaps and caps are based on quoted market prices where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

The estimated fair values of the Company's financial instruments, rounded to the nearest thousand, are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(dollars in Thousands)
Financial Assets:
Cash and due from banks	$6,921	$6,921	$10,304	$10,304
Federal funds sold	25	25	59	59
Investment securities:
Held-to-maturity	42,152	43,656	45,028	45,997
Available-for-sale	93,796	93,796	98,300	98,300
Equity securities	2,256	2,256	3,262	3,262
Cash surrender value of life insurance	1,125	1,125	1,099	1,099
Loans, net	219,814	223,252	220,723	223,095

Financial Liabilities:
Deposits	258,917	259,694	250,942	251,628
Short-term borrowings	10,805	10,803	32,023	32,019
Long-term borrowings	9,000	9,385	9,000	9,074
Securities sold under
repurchase agreements:
Retail	13,164	13,162	13,211	13,210
Structured	40,000	43,550	40,000	43,348
Junior subordinated debentures	5,155	5,155	5,155	5,155

	Face Amount	Fair Value	Face Amount	Fair Value
Other:
Commitments to extend credit	$42,530	$42,530	$43,423	$43,423
Standby letters of credit	4,407	4,407	4,374	4,374

The following provides the fair value hierarchy table for fair value measurements of available-for-sale securities at June 30, 2010 and December 31, 2009:

Description	Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2010:
Mortgage Backed Securities	$68,097,584	$0.00	$68,097,584	$0.00
Obligation of State and Political Subdivision	7,401,555	$0.00	$7,401,555	$0.00
Obligations of Other U.S. Government Sponsored Agencies	18,297,116	$0.00	$18,297,116	$0.00
Total	$93,796,255	$0.00	$93,796,255	$0.00

December 31, 2009:
Mortgage Backed Securities	$87,992,557	$0.00	$87,992,557	$0.00
Obligation of State and Political Subdivision	6,833,035	$0.00	6,833,035	$0.00
Obligations of Other U.S. Government Sponsored Agencies	3,474,660	$0.00	3,474,660	$0.00
Total	$98,300,252	$0.00	$98,300,252	$0.00

Note I.  Subsequent Events

The Company evaluated events and transactions occurring subsequent to June 30, 2010 for potential recognition or disclosure in the financial statements included in this quarterly report.  The Company concluded that no significant events occurred after June 30, 2010 but prior to the issuance of these financial statements that would have a material impact on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to present a review of the major factors affecting the financial condition of Britton & Koontz Capital Corporation (the “Company”) and its wholly-owned subsidiary, Britton & Koontz Bank, N.A. (the “Bank”), as of June 30, 2010, as compared to the Company’s financial condition as of December 31, 2009, and the results of operations of the Company for the three and six month periods ended June 30, 2010, as compared to the corresponding periods of 2009.

SUMMARY

The Company’s net income for the three months ended June 30, 2010, was $504 thousand, or $.24 per diluted share, compared to $758 thousand, or $.36 per diluted share, for the quarter ended June 30, 2009.   For the six month period ended June 30, 2010, net income and diluted earnings per share was $567 thousand and $0.27, respectively, compared to $1.4 million and $0.64, respectively, for the same period in 2009.

Earnings for the three and six months ended June 30, 2010, decreased as compared to the corresponding periods in 2009 primarily from lower earnings related to the reduction in size of the Bank’s investment portfolio during the first half of 2010 along with increased loan loss provision in the first quarter of 2010.  Partially offsetting the decrease in earnings over the first six months of 2010 were gains on sales of other real estate and securities in the first quarter of 2010.  The higher provision expense negatively impacted diluted earnings per share by approximately $0.10 for the six month periods ended June 30, 2010.

Total assets decreased $12.3 million from $393.1 million at December 31, 2009, to $380.8 million at June 30, 2010.  Cash and due from banks decreased $3.4 million to $6.9 million.  Investment securities decreased $8.4 million to $138.2 million.  Net loans, excluding loans held for sale, decreased $6.1 million to $213.9 million while loans held for sale (“LHFS”) increased $5.2 million to $5.9 million.  Other real estate owned increased $1.1 million to $2.0 million.  Since December 31, 2009, total deposits have increased $8.0 million to $258.9 million at June 30, 2010.  Total borrowings decreased $21.3 million over the same period as investment cash flows and proceeds from deposits were used to pay down debt.   Total stockholders’ equity increased $512 thousand to $40.4 million at June 30, 2010, from $39.8 million at December 31, 2009.

Overall asset quality has improved as the Company’s nonperforming assets have decreased to $9.7 million at June 30, 2010, compared to $10.5 million at December 31, 2009.  Resolution of problem assets in the second quarter of 2010 has been positive as non-accrual loans and loans past due 90 days or more have declined since December 31, 2009, although this has been partially offset by increases in other real estate.  Management believes that it has identified the most significant troubled assets in its loan portfolio and is working to resolve the credit issues related to these assets as quickly as possible.  While management is optimistic that the positive trend in the Company’s asset quality will continue, it remains cautious and will continue to ensure that its credit administration and loan underwriting processes remain disciplined and focused on the creditworthiness of new loan originations.  Finally, management is still uncertain that the local markets in which the Company operates have stabilized; therefore, unexpected asset quality issues may still arise.  Further detail on the Company’s nonperforming assets may be found below under the heading “Asset Quality.”

Financial Condition

Assets

Loans

Total loans decreased $2.2 million to $222.4 since December 31, 2009, due to lower commercial real estate activity and cash flows from the 1-4 family residential portfolio offset by increases in loans held for sale.  Further declines are expected to occur in the Company’s residential real estate portfolio.  Even though the national economic recession has weakened demand in all Company markets, the Company’s Baton Rouge market continues to trend upward with increased loans of approximately $3.0 million since December 31, 2009, offset by declines in the Company’s Mississippi markets of approximately $10.0 million.  Even with the increases in the Baton Rouge market, demand is still sluggish and management is not expecting much growth for the remainder of the year.  Lower interest rates and the expansion of the Company’s mortgage loan operations has resulted in increased originations and sales of loans in both quarters in 2010 compared to the same periods in 2009.  Loans sold during the 1st quarter of 2010 increased $1.5 million to $7.6 million compared to the 1st quarter of 2009.  Loans sold in the 2nd quarter of 2010 increased $1.4 million to $9.5 million compared to the 2nd quarter of 2009.

The ratio of total loans to total assets increased to 58.4% at June 30, 2010, compared to 57.0% at December 31, 2009.  At June 30, 2010, the loan to deposit ratio was 85.9% compared to 89.5% at December 31, 2009.  The following table presents the Bank’s loan portfolio composition at June 30, 2010, and December 31, 2009.

COMPOSITION OF LOAN PORTFOLIO
	06/30/10	12/31/09
Commercial, financial & agricultural	$25,469,000	$25,606,000
Real estate-construction	29,619,000	31,341,000
Real estate-residential	68,693,000	67,213,000
Real estate-other	93,597,000	95,511,000
Installment	4,611,000	4,806,000
Other	363,000	124,000
Total loans	$222,352,000	$224,601,000

The Company’s loan portfolio at June 30, 2010, had no significant concentrations of loans other than in the categories presented in the table above.

Investment Securities

The Company’s investment securities portfolio at June 30, 2010, consists of mortgage-backed, agency and municipal securities along with certain equity securities.  Investment securities that are classified as held-to-maturity (“HTM”) are accounted for by the amortized cost method while securities in the available-for-sale (“AFS”) category are accounted for at fair value.  The Company has no investment securities classified as trading.  Changes in value of the AFS securities are recorded in the equity section of the balance sheet in “accumulated other comprehensive income.”

Management determines the classification of its securities at acquisition.  Total HTM and AFS investment securities decreased $7.4 million to $135.9 million at June 30, 2010, from $143.3 million at December 31, 2009.  The decrease is due to cash flows from monthly pay downs being used to pay down debt rather than being reinvested in investment securities on account of the low yields available on investment securities in the market.  Equity securities declined $1.0 million to $2.3 million due to a mandatory redemption of Federal Home Loan Bank (“FHLB”) stock calculated on lower advance balances held at the FHLB.  At June 30, 2010, equity securities were comprised primarily of Federal Reserve Bank stock of $522 thousand, FHLB stock of $1.4 million, ECD Investments, LLC (“ECD”) membership interests of $100 thousand and the Company’s $155 thousand investment in B&K Statutory Trust.

Bank Premises

There have been no material changes in the Company’s premises since December 31, 2009.

Asset Quality

Non-performing assets, which includes non-accrual loans, loans delinquent 90 days or more and other real estate, decreased to $9.7 million, or 2.53% of total assets, at June 30, 2010, from $10.5 million, or 2.68% of total assets, at December 31, 2009.  Net charge-offs for the 2nd quarter of 2010 were $807 thousand compared to $383 thousand during the same period in 2009.  Net charge-offs increased to $2.6 million for the six month period ended June 30, 2010, compared to $515 thousand for the six month period in 2009.  The increase in net charge-offs for the six month period includes two commercial credits that the Company had provided approximately $1 million at December 31, 2009, but did not charge-off until the 1st quarter of 2010.

A breakdown of nonperforming assets at June 30, 2010, and December 31, 2009, is shown below.

BREAKDOWN OF NONPERFORMING ASSETS
	06/30/10	12/31/09
	(dollars in thousands)
Non-accrual loans by type:
Real estate	$7,471	$8,510
Installment	200	12
Commercial and all other loans	24	187
Total non-accrual loans	7,695	8,709
Loans past due 90 days or more	2	1,004
Total nonperforming loans	7,697	9,713
Other real estate owned (net)	1,954	815
Total nonperforming assets	$9,651	$10,528
Nonperforming loans to total loans, net of LHFS	3.56%	4.34%
Nonperforming loans to total assets	2.02%	2.47%
Nonperforming assets to total loans, net of LHFS	4.46%	4.70%
Nonperforming assets to total assets	2.53%	2.68%

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

For portfolio balances of consumer, consumer mortgage and certain other similar loan types, allowance factors are determined based on historical loss ratios by portfolio and may be adjusted by other qualitative criteria. For larger commercial loans and loans secured by commercial real estate, risk-rating grades are assigned by lending, credit administration or loan review personnel based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. The allowance factors are established based on historical loss ratios experienced by the Company for these loan types, as well as the credit quality criteria underlying each grade, adjusted for trends and expectations about losses inherent in our existing portfolios. In making these adjustments to the allowance factors, management takes into consideration factors which it believes are causing, or are likely in the future to cause, losses within our loan portfolio but which may not be fully reflected in our historical loss ratios.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan-by-loan basis for problem loans of $50,000 or greater by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.  For real estate collateral, the fair market value of the collateral is based upon a recent appraisal by a qualified and licensed appraiser of the underlying collateral.  Please refer to our Annual Report on Form 10-K for the year ended December 31, 2009, for a discussion of the Company’s policies and procedures regarding the appraisal of collateral securing its loans, including impaired loans.

Based upon this evaluation, management believes the allowance for loan losses of $2.5 million at June 30, 2010, which represents 1.17% of gross loans, is adequate, under prevailing economic conditions, to absorb probable losses on existing loans.  At December 31, 2009, the allowance for loan loss was $3.9 million, or 1.73% of gross loans.  The allowance at June 30, 2010, includes a specific allocation of approximately $1.0 million on total impaired loans of $7.7 million.

The process by which management determines the appropriate level of the allowance, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates.

Provision for Loan Losses

The Company’s loan loss provision in the 2nd quarter of 2010 was $200 thousand, compared to $250 thousand for the corresponding period in 2009.  For the six months ended June 30, 2010, the Company’s loan loss provision was $1.3 million, compared to $950 thousand during the same period in 2009.  The increased provision during this period was made in the 1st quarter of 2010 anticipating the increased charge-offs in the 2nd quarter of 2010.

The Company regularly reviews the allowance account in an effort to maintain it at an adequate level and collects necessary data to make a proper provision expense to earnings.  Based upon this evaluation, and considering the net charge-offs in the 2nd quarter of 2010 and possible charge-offs for the remainder of the year, management currently believes that a provision for loan losses of approximately $150 thousand for the 3rd quarter of 2010 will be adequate to provide coverage for possible loan losses that may be inherent in the loan portfolio.  However, factors may come to light in the year ahead that may influence management to change its expected provision.  The following table details the allowance activity for the six months ended June 30, 2010 and 2009:

ACTIVITY OF ALLOWANCE FOR LOAN LOSSES
	06/30/10	06/30/09
	(dollars in thousands)
Balance at beginning of period	$3,878	$2,398
Charge-offs:
Real Estate	(2,166)	(441)
Commercial	(481)	(98)
Installment and other	(17)	(17)
Recoveries:
Real Estate	14	19
Commercial	9	17
Installment and other	1	5
Net (charge-offs)/recoveries	(2,640)	(515)
Provision charged to operations	1,300	950
Balance at end of period	$2,538	$2,833
Allowance for loan losses as a percent of loans, net of unearned interest & loans held for sale	1.17%	1.26%
Net charge-offs (YTD) as a percent of average loans	1.18%	.23%

Potential Problem Loans

At June 30, 2010, the Company had no loans, other than those identified with reserves set aside and balances incorporated in the above tables, which management had significant doubts as to the ability of the borrower to comply with current repayment terms.

Deposits

Total deposits increased $8.0 million from $250.9 million at December 31, 2009, to $258.9 million at June 30, 2010.  The increase in deposits is due primarily to increases in money market deposit accounts and the Company’s rewards checking developed and offered in the second quarter of 2009.  The composition of the Company’s deposits is described in the following table.

COMPOSITION OF DEPOSITS
	06/30/10	12/31/09
Non-Interest Bearing	$45,664,635	$49,847,304
NOW Accounts	66,381,257	57,815,246
Money Market Deposit Accounts	35,222,217	30,563,856
Savings Accounts	18,685,367	18,259,388
Certificates of Deposit	92,963,910	94,456,326
Total Deposits	$258,917,386	$250,942,120

Borrowings

Total bank borrowings, including FHLB advances, federal funds purchased and customer repurchase agreements, decreased $21.2 million from $94.2 million at December 31, 2009, to $73.0 million at June 30, 2010.  The decrease in borrowed funds is due primarily to deposit increases and the decline in the investment portfolio, as deposit proceeds and monthly cash flows from investment securities were used to pay down debt rather than be invested into the market.  Included in Company borrowings are balances that the Company has pursuant to agreements with local depositors to sweep overnight funds from their commercial deposit accounts.  Because of the nature of the agreements, these sweep accounts are included as borrowings rather than local customer deposits; these amounts are classified as repurchase agreements and included under the “Securities sold under repurchase agreements” line item on the Company’s balance sheet.  Management believes these accounts perform more like a core deposit rather than a bank obligation.

Capital

Stockholders' equity totaled $40.4 million at June 30, 2010, compared to $39.8 million at December 31, 2009.  The change is due primarily to earnings of $567 thousand and a $681 thousand change in unrealized losses in the available-for-sale investment portfolio offset by $769 thousand in dividends paid.

Any losses attributable to the available-for-sale investment portfolio included in comprehensive income are considered declines due to interest rates and are therefore only a temporary impairment of the security.

Components of comprehensive income are excluded from the calculation of capital ratios.  The Company maintained a total capital to risk weighted assets ratio of 17.44%, a Tier 1 capital to risk weighted assets ratio of 16.45% and a leverage ratio of 11.07% at June 30, 2010.  These levels substantially exceed the minimum requirements of bank regulatory agencies for well-capitalized institutions of 10.00%, 6.00% and 5.00%, respectively.  The ratio of shareholders' equity to assets increased to 10.6% at June 30, 2010, compared to 10.1% at December 31, 2009.

Off-Balance Sheet Arrangements

There have been no significant changes in the Company’s off-balance sheet arrangements during the six months ended June 30, 2010.  See Note B and Note F to the Company’s consolidated financial statements for a description of the Company’s off-balance sheet arrangements.

Results of Operations

Net Income

Net income for the three months ended June 30, 2010, decreased to $504 thousand, or $0.24 per diluted share, compared to $758 thousand, or $0.36 per diluted share, for the same period in 2009.  Returns on average assets and average equity were .53% and 5.08%, respectively, for the three months ended June 30, 2010, compared to .75% and 7.52%, respectively, for the same period in 2009.  The decrease is primarily related to lower earnings from the reduction in size of the Bank’s investment portfolio in the first half of 2010.

For the six months ended June 30, 2010, net income was $567 thousand, or $0.27 per diluted share, compared to $1.4 million, or $0.64 per diluted share, for the same period in 2009.  This change, similar to the decrease for the three months ended June 30, 2010, was due to a smaller investment securities portfolio and additional loan loss provision expense of $800 thousand in the 1st quarter of 2010.  Offsetting these negative factors were gains on the sale of investment securities and other real estate in the 1st quarter of 2010.

Net Interest Income and Net Interest Margin

One of the largest components of the Company’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds.  The net interest margin is net interest income expressed as a percentage of average earning assets, while interest rate spread is the difference between interest yield on assets and interest costs on liabilities.

Net interest income for the three and six month periods ended June 30, 2010, decreased $371 thousand and $644 thousand, respectively, over the same period in 2009.  Average earning assets during the quarterly and year to date periods fell primarily due to a decrease in average investment securities while average loan balances remained relatively stable.  The interest rate environment over the first six months of 2010 made profitable reinvestment of cash flows back into the market difficult, contributing to the decrease in net interest income during both comparative periods.  Lower interest rates also contributed to the decline of interest rate spread and margin during both periods.  Interest rate spread declined 15 and 5 basis points to 3.24% and 3.29% for the three and six month periods ended June 30, 2010, respectively, as compared to the corresponding periods in 2009.  Interest rate margin declined 15 and 6 basis points to 3.63% and 3.68% for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.

Non-Interest Income/ Non-Interest Expense

Non-interest income was relatively stable for the 2nd quarter of 2010 compared to the 2nd quarter of 2009, increasing $11 thousand, while non-interest income increased $450 thousand for the first six months of 2010 compared to the corresponding period in 2009.  The six month increase is due primarily to gains from sales of investment securities in the first quarter of 2010 and increases in mortgage related income, as fee income during the six month period ended June 30, 2010, increased to $379 thousand from $233 thousand during the same period in 2009.  This increase was offset by lower service charges on deposit accounts.

Non-interest expense remained relatively stable for the 2nd quarter of 2010 compared to the 2nd quarter of 2009, increasing only $55 thousand.  Non-interest expense increased $625 thousand for the six months ended June 30, 2010 as compared to the corresponding period in 2009, primarily due to a $368 thousand charge to expense related to the provision of loan and late fees receivable and higher occupancy, equipment and salary and benefits costs.  These additional costs were offset by lower FDIC assessment charges due to a special assessment of $183 thousand made in the 1st half of 2009 and lower other real estate and collection costs.

Income Taxes

The Company recorded income tax expense of $73 thousand for the three months ended June 30, 2010, compared to $184 thousand for the same period in 2009.Income tax expense/(benefit) for the six months ended June 30, 2010, was $(110) thousand compared to $268 thousand during the same period in 2009  The tax benefit is due to the additional loan loss provision made in the 1st quarter of 2010 coupled with lower taxable net interest income.

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

The Company’s cash and cash equivalents decreased $3.4 million to $6.9 million at June 30, 2010, from $10.3 million at December 31, 2009.  Cash provided by operating and investing activities during the 2nd quarter of 2010 was $8.6 million and $2.1 million, respectively, while financing activities used $14.1 million over the same period.

At June 30, 2010, the Company had unsecured federal funds lines with correspondent banks of $38 million and maintained the ability to draw on its available line of credit with the FHLB in the amount of approximately $60 million.  In addition to these lines of credit, the Bank had approximately $33 million in liquid assets including unencumbered investment securities available for collateralized borrowing and approximately $46 million available from the brokered CD market.

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

The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer of the Company (“CEO”) and the Chief Financial Officer of the Company (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2010.  Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective for ensuring that information that the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and recorded within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s ability to pay dividends to its shareholders is substantially dependent on the ability of the Bank to transfer funds to the Company in the form of dividends, loans and advances.  Federal law imposes limitations on the payment of dividends by national banks.  Under federal law, the directors of a national bank, after making proper deduction for all expenses and other deductions required by the Comptroller of the Currency, may credit net profits to the bank’s undivided profits account and may declare a dividend from that account of so much of the net profits as they judge expedient.  The Comptroller and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings.  The Bank’s ability to pay dividends to the Company is also limited by prudence, statutory and regulatory guidelines and a variety of other factors. At June 30, 2010, retained earnings available for payment of cash dividends under applicable dividend regulations exceeded $3.0 million.

Certain restrictions also exist on the ability of the Bank to transfer funds to the Company in the form of loans.  Federal Reserve regulations limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations.  At June 30, 2010, the maximum amount available for transfer from the Bank to the Company in the form of loans on a secured basis was $2.5 million.  There were no loans outstanding from the Bank to the Company at June 30, 2010.

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

BRITTON AND KOONTZ CAPITAL CORPORATION

Date:	August 13, 2010	/s/ W. Page Ogden
W. Page Ogden
Principal Executive Officer

Date:	August 13, 2010	/s/ William M Salters
William M. Salters
Principal Financial Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit

31.1	Certifications of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002