Form 10-Q
period 2010-11-12
BRITTON & KOONTZ CAPITAL CORP
filed 2010-11-12
CIK 707604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,135,466 shares of Common Stock, par value $2.50 per share, were outstanding as of November 1, 2010.

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

Certification of Chief Financial Officer as required pursuant to section 906 of the Sarbanes Oxley Act of 2002

PART I                      FINANCIAL INFORMATION

Item 1.                      Financial Statements

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF

A S S E T S

	September 30,	December 31,
ASSETS:	2010	2009
Cash and due from banks:
Non-interest bearing	$4,725,388	$4,702,159
Interest bearing	1,044,469	5,601,482
Total cash and due from banks	5,769,857	10,303,641

Federal funds sold	-	58,799
Investment Securities:
Available-for-sale (amortized cost, in 2010 and 2009,
of $90,625,414 and $94,684,079, respectively)	94,862,099	98,300,252
Held-to-maturity (fair value, in 2010 and 2009,
of $43,373,402 and $45,996,945, respectively)	41,419,013	45,027,914
Equity securities	1,944,700	3,262,100
Loans, less allowance for loan losses of $2,714,126
in 2010 and $3,878,738 in 2009	211,411,487	219,938,639
Loans held for sale	2,808,369	784,063
Bank premises and equipment, net	7,779,706	8,030,900
Other real estate	2,895,569	815,207
Accrued interest receivable	1,866,999	2,002,259
Cash surrender value of life insurance	1,134,955	1,099,395
Core Deposits, net	369,714	450,426
Other assets	2,352,532	3,036,554

TOTAL ASSETS	$374,615,000	$393,110,149
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits
Non-interest bearing	$42,455,103	$49,847,304
Interest bearing	214,296,621	201,094,816
Total deposits	256,751,724	250,942,120

Federal Home Loan Bank advances	18,672,000	41,022,754
Securities sold under repurchase agreements	50,502,986	53,211,325
Accrued interest payable	659,255	793,141
Advances from borrowers for taxes and insurance	225,798	259,315
Accrued taxes and other liabilities	2,273,795	1,885,605
Junior subordinated debentures	5,155,000	5,155,000
Total liabilities	334,240,558	353,269,260

STOCKHOLDERS' EQUITY:
Common stock - $2.50 par value per share;
12,000,000 shares authorized; 2,149,966 and 2,140,966 issued and 2,135,466 and 2,126,466 outstanding, as of September 30, 2010
and December 31, 2009, respectively	5,374,915	5,352,415
Additional paid-in capital	7,485,740	7,396,211
Retained earnings	25,114,760	25,082,298
Accumulated other comprehensive income	2,656,402	2,267,340
	40,631,817	40,098,264
Cost of 14,500 shares of common stock held by the company	(257,375)	(257,375)
Total stockholders' equity	40,374,442	39,840,889

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$374,615,000	$393,110,149

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
INTEREST INCOME:
Interest and fees on loans	$3,176,359	$3,392,001	$9,682,731	$9,976,346
Interest on investment securities:
Taxable interest income	1,032,036	1,398,981	3,310,843	4,623,134
Exempt from federal taxes	415,617	432,203	1,252,109	1,300,253
Interest on federal funds sold	30	47	105	167
Total interest income	4,624,042	5,223,232	14,245,788	15,899,900

INTEREST EXPENSE:
Interest on deposits	835,244	941,865	2,510,116	3,009,474
Interest on Federal Home Loan Bank advances	71,722	50,649	222,498	196,963
Interest on trust preferred securities	46,937	47,743	133,053	160,085
Interest on securities sold under repurchase agreements	481,694	533,588	1,526,451	1,574,918
Total interest expense	1,435,597	1,573,845	4,392,118	4,941,440

NET INTEREST INCOME	3,188,445	3,649,387	9,853,670	10,958,460

Provision for loan losses	150,000	920,000	1,449,996	1,870,000

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	3,038,445	2,729,387	8,403,674	9,088,460

OTHER INCOME:
Service charges on deposit accounts	369,310	432,229	1,096,953	1,258,638
Income from fiduciary activities	705	300	2,196	1,211
Income from networking arrangements	-	17,813	-	62,766
Gain/(loss) on sale of ORE	139,194	-	605,543	-
Gain/(loss) on sale of mortgage loans	332,481	112,088	711,678	344,920
Gain/(loss) on sale/matured securities	-	19,280	447,530	37,065
Other	143,428	116,529	414,870	371,069
Total other income	985,118	698,239	3,278,770	2,075,669

OTHER EXPENSES:
Salaries	1,502,032	1,336,294	4,542,221	4,024,732
Employee benefits	227,558	189,497	678,819	572,025
Director fees	37,784	35,400	116,021	108,945
Net occupancy expense	288,817	249,651	817,605	709,422
Equipment expenses	295,945	315,494	926,294	897,035
FDIC assessment	111,512	95,669	330,972	491,759
Advertising	46,970	51,617	131,403	182,432
Stationery and supplies	44,578	33,701	124,421	118,485
Audit expense	63,500	62,425	190,411	182,980
Other real estate expense, net	35,483	134,157	513,721	331,575
Amortization of deposit premium	26,904	26,904	80,712	80,712
Other	490,113	469,565	1,920,566	1,410,963
Total other expenses	3,171,196	3,000,374	10,373,166	9,111,065

INCOME BEFORE INCOME TAX EXPENSE	852,367	427,252	1,309,278	2,053,064

Income tax expense/(benefit)	171,520	103,059	61,288	371,065

NET INCOME	$680,847	$324,193	$1,247,990	$1,681,999

EARNINGS PER SHARE DATA:

Basic earnings per share	$0.32	$0.15	$0.58	$0.79
Basic weighted shares outstanding	2,135,466	2,126,466	2,133,950	2,125,003

Diluted earnings per share	$0.32	$0.15	$0.58	$0.79
Diluted weighted shares outstanding	2,135,800	2,127,070	2,134,685	2,125,282
Cash dividends per share	$0.18	$0.18	$0.54	$0.54

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

					Accumulated
	Common Stock		Additional		Other		Total
			Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

Balance at December 31, 2008	2,117,966	$5,331,165	$7,319,282	$25,049,748	$2,098,248	$(257,375)	$39,541,068
Comprehensive Income:
Net income				1,681,999			1,681,999

Other comprehensive
income (net of tax):
Net change in unrealized gain/(loss)
on securities available for sale, net
of taxes for $512,688					861,811		861,811
Total Comprehensive income							2,543,810
Cash Dividend paid $0.54 per share				(1,148,292)			(1,148,292)
Common stock issued	8,500	21,250	65,450				86,700
Unearned compensation				(66,692)			(66,692)
Fair Value unexercised stock options			8,350				8,350
Balance at September 30, 2009	2,126,466	$5,352,415	$7,393,082	$25,516,763	$2,960,059	$(257,375)	$40,964,944

Balance at December 31, 2009	2,126,466	$5,352,415	$7,396,211	$25,082,298	$2,267,340	$(257,375)	$39,840,889
Comprehensive Income:
Net income				1,247,990			1,247,990

Other comprehensive
income (net of tax):
Net change in unrealized gain/(loss)
on securities available for sale, net
of taxes of $231,452					389,062		389,062
Total Comprehensive income							1,637,052
Cash Dividend paid $0.54 per share				(1,153,152)			(1,153,152)
Common stock issued	9,000	22,500	84,600				107,100
Unearned compensation				(62,377)			(62,377)
Fair Value unexercised stock options			4,929				4,929
Balance at September 30, 2010	2,135,466	$5,374,915	$7,485,740	$25,114,759	$2,656,402	$(257,375)	$40,374,442

BRITTON & KOONTZ  CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,247,990	$1,681,999
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Deferred income taxes	4,592	(213,763)
Provision for loan losses	1,449,996	1,870,000
Provision for losses on foreclosed real estate	-	205,030
Provision for depreciation	568,365	571,746
Stock dividends received	(6,100)	(6,200)
(Gain)/loss on sale of other real estate	(605,543)	80,639
(Gain)/loss on sale of mortgage loans	(204,468)	(156,169)
(Gain)/loss on sale of investment securities	(447,530)	(37,065)
(Gain)/loss on sale of other securities	-	(1,262)
Net amortization (accretion) of securities	81,206	8,223
Amortization of deposit premium	80,712	80,712
Writedown of other real estate	780,168	83,435
Unearned compensation	(62,377)	(66,692)
Net change in:
Loans held for sale	(2,808,369)	764,500
Accrued interest receivable	135,260	101,422
Cash surrender value	(35,560)	(34,040)
Other assets	684,022	(367,552)
Accrued interest payable	(133,886)	(250,015)
Accrued taxes and other liabilities	152,146	(982,809)

Net cash provided by (used in) operating activities	880,624	3,332,139

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase)/decrease in federal funds sold	58,799	(314,942)
Proceeds from sales, maturities and paydowns of securities:
Available-for-sale	31,381,602	25,678,860
Held-to-maturity	3,592,971	9,195,867
Redemption of FHLB stock	1,568,600	756,300
Purchase of FHLB stock	(245,100)	-
Purchase of securities:
Available-for-sale	(26,940,681)	(11,967,395)
Held-to-maturity	-	(4,131,731)
(Increase)/decrease in loans	4,642,873	(2,323,967)
Proceeds from sale and transfers of other real estate	1,167,829	501,452
Purchase of premises and equipment	(317,171)	(1,335,455)

Net cash provided by (used in) investing activities	14,909,722	16,058,989

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase /(decrease) in customer deposits	5,555,724	(5,100,683)
Net Increase /(decrease) in brokered deposits	253,879	86,905
Net Increase /(decrease) in securities sold under
repurchase agreements	(2,708,338)	(377,703)
Net Increase /(decrease) in FHLB advances	(22,350,754)	(12,263,631)
Net Increase /(decrease) in advances from borrowers
for taxes and insurance	(33,517)	(81,424)
Cash dividends paid	(1,153,152)	(1,148,292)
Common stock issued	107,100	86,700
Fair value of unexercised stock options	4,929	8,350

Net cash provided by (used in) financing activities	(20,324,129)	(18,789,778)

NET INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS	(4,533,783)	601,350

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	10,303,641	6,951,543

CASH AND DUE FROM BANKS AT END OF PERIOD	$5,769,857	$7,552,893

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Cash paid during the period for interest	$4,526,004	$5,191,455
Cash paid/(refunds) during the period for income taxes	$(125,320)	$1,463,199

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

Transfers from loans foreclosed to other real estate	$3,422,815	$1,128,452

Change in unrealized gains (losses)
on securities available for sale	$620,514	$1,374,499

Change in the deferred tax effect in unrealized
gains (losses) on securities available for sale	$231,452	$512,688

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

Note A.  Basis of Presentation

The consolidated balance sheet for Britton & Koontz Capital Corporation (the “Company”) as of December 31, 2009, has been derived from the audited financial statements of the Company for the year then ended.  The accompanying interim consolidated financial statements as of September 30, 2010 and for the three and nine months then ended are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the Company’s financial position and operating results as of and for the periods presented.  Certain 2009 amounts have been reclassified to conform to the 2010 presentation.

Note B.  Interest Rate Risk Management

On August 10, 2007, the Company’s wholly-owned subsidiary, Britton & Koontz Bank, N.A. (the “Bank”), entered into a 5 year, no-call 2-year Structured Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase”) for $20 million.  Terms of the transaction call for the Bank to pay a fixed interest rate of 4.82%.  During the term of the agreement, the Bank’s cost of funds cannot exceed the initial interest rate of 4.82%.   Effective July 20, 2010, the Company extended the term of this agreement for an additional three years.  The new agreement entered into is a 5 year, no-call 3 year with interest payments made quarterly on the 20th day of January, April, July and October, which commenced on October 20, 2010 and continue up to and including the maturity date.  Chase, in its discretion, may terminate the agreement on July 20, 2013, by notice to the Company two business days prior to such date.  In exchange for the extension of term, Chase has lowered the interest rate to be paid from the original 4.82% to a fixed interest rate of 3.69%.  There is no interest rate cap embedded in the modified agreement.

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

Note C.  Investment Securities

The amortized cost of the Bank’s investment securities, including held-to-maturity and available-for-sale securities, at September 30, 2010 and December 31, 2009, is summarized below.

COMPOSITION OF INVESTMENT PORTFOLIO (Amortized Cost)

	09/30/10	12/31/09
Mortgage-Backed Securities	$67,593,254	$95,511,473
Obligations of Other U.S.
Government Sponsored Agencies	24,556,287	3,600,154
Obligations of State and
Political Subdivisions	39,894,885	40,600,366
Total	$132,044,426	$139,711,993

The amortized cost and approximate fair value of investment securities classified as available-for-sale at September 30, 2010, are summarized as follows:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of State and
Political Subdivisions	$7,367,439	$435,508	$(126,469)	$7,676,478
Obligations of Other U.S.
Government Sponsored Agencies	24,556,287	99,328	-	24,655,615
Mortgage-Backed Securities	58,701,687	3,828,319	-	62,530,006
Total	$90,625,413	$4,363,155	$(126,469)	$94,862,099

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

The amortized cost and approximate fair value of investment securities classified as held-to-maturity at September 30, 2010, are summarized as follows:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of State and
Political Subdivisions	$32,527,446	$1,440,687	$(6,180)	$33,961,953
Mortgage-Backed Securities	8,891,567	519,882	-	9,411,449
Total	$41,419,013	$1,960,569	$(6,180)	$43,373,402

The amortized cost and approximate fair value of investment securities classified as held-to-maturity at December 31, 2009, are summarized as follows:
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of State and
Political Subdivisions	$33,621,558	$758,162	$(253,581)	$34,126,138
Mortgage-Backed Securities	11,406,356	464,451	-	11,870,807
Total	$45,027,914	$1,222,613	$(253,581)	$45,996,945

There were no investment securities classified as trading at September 30, 2010 or December 31, 2009.

The aggregate fair value and aggregate unrealized losses on securities whose fair values are below book values as of September 30, 2010 and December 31, 2009, are summarized below.  Due to the nature of the investment and current market prices, these unrealized losses are considered a temporary impairment of the securities.  As of September 30, 2010, there were two securities included in held-to-maturity and seven securities included in available-for-sale with fair values below book value.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Held-to-Maturity:
Obligations of
State and Political
Subdivisions (2)	$587,190	$(3,167)	$496,987	$(3,013)	$1,084,177	$(6,180)
Total	$587,190	$(3,167)	$496,987	$(3,013)	$1,084,177	$(6,180)

Available for Sale:
Obligations of
State and Political Subdivisions (7)	$1,829,287	$(118,579)	$951,556	$(7,890)	$2,780,843	$(126,469)
Total	$1,829,287	$(118,579)	$951,556	$(7,890)	$2,780,843	$(126,469)

As of December 31, 2009, there were twenty-five securities included in held-to-maturity and fifteen securities included in available-for-sale with fair values below book value.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Held-to-Maturity:
Obligations of
State and Political
Subdivisions (25)	$5,753,701	$(39,094)	$4,466,850	$(214,487)	$10,220,551	$(253,581)
Total	$5,753,701	$(39,094)	$4,466,850	$(214,487)	$10,220,551	$(253,581)
Available for Sale:
Obligations of
State and Political Subdivisions (12)	$3,647,027	$(317,748)	$-	$-	$3,647,027	$(317,748)
Obligations of Other U.S. Government Sponsored Agencies (2)	3,474,660	(125,494)	-	-	3,474,660	(125,494)
Mortgaged-backed
Securities (1)	924,524	(12,283)	-	-	924,524	(12,283)
Total	$8,046,211	$(455,525)	$-	$-	$8,046,211	$(455,525)

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

Loans held-for-sale are primarily thirty year and fifteen year fixed rate, one to four family real estate loans which are valued at the lower of cost or market, as determined by outstanding commitments from investors or current investor yield requirements, calculated on an individual basis.  These loans are sold to protect earnings and equity from undesirable shifts in interest rates.  Unrealized losses on loans held-for-sale, if any, are charged against income in the period of decline.  Such declines are recorded in a valuation allowance account and deducted from the cost basis of the loans.  Gains on loans held-for-sale are recognized when realized.  At September 30, 2010, the Company held $2.8 million in loans held-for-sale compared to $784 thousand at December 31, 2009.  There were no losses recorded in loans held-for-sale at either period.

Loans held to maturity are periodically analyzed and compiled as to the individual characteristics of each loan.  If at any time a decision is made to sell any loans in the portfolio, such loans will be reclassified as held-for-sale and carried at the lower of cost or market, based on the valuation analysis described in the first sentence of the above paragraph.

Note E.  Junior Subordinated Debentures

On March 26, 2003, the Company finalized its participation in FTN Financial Capital Market’s and Keefe, Bruyette & Woods’ pooled trust preferred offering.  The Company established Britton & Koontz Statutory Trust # 1 which issued 5,000 capital securities and 155 common securities with an aggregate liquidation amount of $5 million and $155 thousand, respectively.  The term of the capital securities and debentures is 30 years.  The initial interest rate was 4.41%, adjusting quarterly at 3-Month LIBOR plus 3.15% and capped at 11.75%.  The interest rate at September 30, 2010, was 3.44%.  The securities are currently callable on a quarterly basis at the option of the Company.

Note F.  Loan Commitments

In the ordinary course of business, the Company enters into commitments to extend credit to its customers.  Letters of credit at September 30, 2010, and December 31, 2009, were $4.2 million and $4.4 million, respectively.  As of September 30, 2010, the Company had entered into other commercial and residential loan commitments with certain customers that had an aggregate unused balance of $35.7 million, down from $43.4 million at December 31, 2009.  Because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire, the balances on such commitments should not be used to project actual future liquidity requirements.  However, the Company does incorporate expectations about the level of draws under all credit-related commitments into its funds management process.

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

The following information sets forth the computation of earnings per share for the three and nine months ended September 30, 2010 and 2009.

	For the three months ended September 30,
	2010	2009
Basic weighted average shares outstanding	2,135,466	2,126,466
Dilutive effect of granted options	334	604
Diluted weighted average shares outstanding	2,135,800	2,127,070
Net income	$680,847	$324,193
Net income per share-basic	$0.32	$0.15
Net income per share-diluted	$0.32	$0.15
	For the nine months ended September 30,
	2010	2009
Basic weighted average shares outstanding	2,133,950	2,125,003
Dilutive effect of granted options	736	279
Diluted weighted average shares outstanding	2,134,685	2,125,282
Net income	$1,247,990	$1,681,998
Net income per share-basic	$0.58	$0.79
Net income per share-diluted	$0.58	$0.79

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

Federal Funds Sold
Due to the short-term nature of this asset, the fair value of this item approximates its carrying value.

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

Cash Surrender Value of Life Insurance
The fair value of this item approximates its carrying value

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

Long-Term Borrowings
The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements.

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

The estimated fair values of the Company's financial instruments, rounded to the nearest thousand, are as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(dollars in Thousands)
Financial Assets:
Cash and due from banks	$5,769	$5,769	$10,304	$10,304
Federal funds sold	-	-	59	59
Investment securities:
Held-to-maturity	41,419	43,373	45,028	45,997
Available-for-sale	94,862	94,862	98,300	98,300
Equity securities	1,945	1,945	3,262	3,262
Cash surrender value of life insurance	1,135	1,135	1,099	1,099
Loans, net	214,220	218,730	220,723	223,095

Financial Liabilities:
Deposits	256,752	257,619	250,942	251,628
Short-term borrowings	9,672	9,670	32,023	32,019
Long-term borrowings	9,000	9,520	9,000	9,074
Securities sold under
repurchase agreements:
Retail	10,503	10,501	13,211	13,210
Structured	40,000	44,201	40,000	43,348
Junior subordinated debentures	5,155	5,155	5,155	5,155

	Face Amount	Fair Value	Face Amount	Fair Value
Other:
Commitments to extend credit	$35,700	$35,700	$43,400	$43,400
Standby letters of credit	4,200	4,200	4,400	4,400

The following provides the fair value hierarchy table for fair value measurements of available-for-sale securities at September 30, 2010 and December 31, 2009:

Description	Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2010:
Mortgage Backed Securities	$62,530,006	$0.00	$62,530,006	$0.00
Obligation of State and Political Subdivision	7,676,478	0.00	7,676,478	0.00
Obligations of Other U.S. Government Sponsored Agencies	24,655,615	0.00	24,655,615	0.00
Total	$94,862,099	$0.00	$94,862,099	$0.00

December 31, 2009:
Mortgage Backed Securities	$87,992,557	$0.00	$87,992,557	$0.00
Obligation of State and Political Subdivision	6,833,035	0.00	6,833,035	0.00
Obligations of Other U.S. Government Sponsored Agencies	3,474,660	0.00	3,474,660	0.00
Total	$98,300,252	$0.00	$98,300,252	$0.00

Note I.  Subsequent Events

The Company evaluated events and transactions occurring subsequent to September 30, 2010 for potential recognition or disclosure in the financial statements included in this quarterly report.  The Company has concluded that no significant events occurred after September 30, 2010, but prior to the issuance of these financial statements that would have a material impact on its financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to present a review of the major factors affecting the financial condition of Britton & Koontz Capital Corporation (the “Company”) and its wholly-owned subsidiary, Britton & Koontz Bank, N.A. (the “Bank”), as of September 30, 2010, as compared to the Company’s financial condition as of December 31, 2009, and the results of operations of the Company for the three and nine month periods ended September 30, 2010, as compared to the corresponding periods of 2009.

SUMMARY

The Company’s net income for the three months ended September 30, 2010, was $681 thousand, or $.32 per diluted share, compared to $324 thousand, or $.15 per diluted share, for the quarter ended September 30, 2009.   For the nine month period ended September 30, 2010, net income and diluted earnings per share was $1.2 million and $0.58, respectively, compared to $1.7 million and $0.79, respectively, for the same period in 2009.  The variance for both periods is primarily related to a decrease in loan provision expense offset by lower net interest income attributable to the reduction in size of the Bank’s balance sheet.

Total assets decreased $18.5 million from $393.1 million at December 31, 2009, to $374.6 million at September 30, 2010.  Cash and due from banks decreased $4.5 million to $5.8 million.  Investment securities decreased $8.4 million to $138.2 million.  Net loans, excluding loans held for sale, decreased $8.5 million to $211.4 million while loans held for sale (“LHFS”) increased $2.0 million to $2.8 million.  Other real estate owned increased $2.1 million to $2.9 million.  Since December 31, 2009, total deposits have increased $5.8 million to $256.8 million at September 30, 2010.  Total borrowings decreased $25.1 million over the same period as investment cash flows and proceeds from deposits were used to pay down debt.   Total stockholders’ equity increased $534 thousand to $40.4 million at September 30, 2010, from $39.8 million at December 31, 2009.

Overall asset quality has improved as the Company’s nonperforming assets, made up of non-accrual loans, loans 90 days or more delinquent and other real estate, decreased to $9.8 million at September 30, 2010, compared to $10.5 million at December 31, 2009.  During the third quarter of 2010, nonperforming assets remained relatively stable, as slight increases in other real estate were partially offset by improvement in non-accrual loans.  After higher than normal net charge-offs during the first two quarters of 2010, the Bank experienced a slowdown in charge-offs; net recoveries of $25 thousand were recorded in the third quarter.  Management believes that it has identified the most significantly troubled assets in its loan portfolio and is working to resolve the credit issues related to these assets as quickly as possible.  Even though asset quality only improved slightly during the third quarter as compared to the second quarter of 2010, management is optimistic that the positive trend of problem asset resolution will continue through the remainder of 2010.  Management remains cautious and will continue to ensure that its credit administration and loan underwriting processes remain disciplined and focused on the creditworthiness of new loan originations.  Finally, management is still uncertain as to whether the local markets in which the Company operates have stabilized; therefore, unexpected asset quality issues may still arise.  Further detail on the Company’s nonperforming assets may be found below under the heading “Asset Quality.”

Financial Condition

Assets

Loans

Total loans decreased $7.7 million to $216.9 since December 31, 2009, due to lower commercial real estate activity and cash flows from the 1-4 family residential portfolio offset by increases in loans held for sale.  Further declines are expected to occur in the Company’s residential real estate portfolio through the remainder of 2010.  The depressed economic conditions affecting the United States generally have weakened demand in all Company markets.  However, the Company’s Baton Rouge market continues to trend upward with increased loans of approximately $3.0 million since December 31, 2009, offset by declines in the Company’s Mississippi markets of approximately $11.0 million during this period.  Even with the increases in the Baton Rouge market thus far in 2010, demand is still sluggish and management expects growth to be slow for the remainder of the year.  Continued low interest rates and the expansion of the Company’s mortgage loan operations have contributed to increased originations and sales of loans during all quarters of 2010 compared to 2009.  Loans sold in the 3rd quarter of 2010 increased $6.5 million to $11.5 million compared to the 3rd quarter of 2009.

The ratio of total loans to total assets increased to 57.9% at September 30, 2010, compared to 57.1% at December 31, 2009.  At September 30, 2010, the loan to deposit ratio was 84.5% compared to 89.5% at December 31, 2009.  The following table presents the Bank’s loan portfolio composition at September 30, 2010, and December 31, 2009.

COMPOSITION OF LOAN PORTFOLIO
	09/30/10	12/31/09
Commercial, financial & agricultural	$26,234,000	$25,606,000
Real estate-construction	30,260,000	31,341,000
Real estate-residential	65,549,000	67,213,000
Real estate-other	90,296,000	95,511,000
Installment	4,497,000	4,806,000
Other	98,000	124,000
Total loans	$216,934,000	$224,601,000

The Company’s loan portfolio at September 30, 2010, had no significant concentrations of loans other than in the categories presented in the table above.

Investment Securities

The Company’s investment securities portfolio at September 30, 2010, consists of mortgage-backed, agency and municipal securities along with certain equity securities.  Investment securities that are classified as held-to-maturity (“HTM”) are accounted for on the balance sheet by the amortized cost method while securities in the available-for-sale (“AFS”) category are accounted for on the balance sheet at fair value.  The Company has no investment securities classified as trading.  Changes in value of the AFS securities are recorded in the equity section of the balance sheet in “accumulated other comprehensive income.”

Management determines the classification of its securities at acquisition.  Total HTM and AFS investment securities decreased $7.0 million to $136.3 million at September 30, 2010, from $143.3 million at December 31, 2009.  The decrease is due to cash flows from monthly pay downs being used to pay down debt rather than being reinvested in investment securities on account of the low yields available on investment securities in the market.  Although management expects to continue this course going forward, a portion of the cash flows from investment securities will be directed to the purchase of short-term securities in an amount sufficient to meet the Company’s obligations to pledge such securities to secure its borrowings, also taking into account the Company’s anticipated liquidity needs.  Equity securities declined $1.3 million to $1.9 million due primarily to a mandatory redemption of Federal Home Loan Bank (“FHLB”) stock calculated on lower advance balances held at the FHLB.  At September 30, 2010, equity securities were comprised primarily of Federal Reserve Bank stock of $522 thousand, FHLB stock of $1.1 million, ECD Investments, LLC (“ECD”) membership interests of $100 thousand and the Company’s $155 thousand investment in B&K Statutory Trust.

Bank Premises

There have been no material changes in the Company’s premises since December 31, 2009.

Asset Quality

Non-performing assets, which include non-accrual loans, loans delinquent 90 days or more and other real estate, decreased to $9.8 million, or 2.63% of total assets, at September 30, 2010, from $10.5 million, or 2.68% of total assets, at December 31, 2009.  After higher than normal net charge-offs during the first two quarters of 2010, the Bank experienced a slowdown in charge-offs and net recoveries of $25 thousand were recorded in the 3rd quarter.

A breakdown of nonperforming assets at September 30, 2010, and December 31, 2009, is shown below.

BREAKDOWN OF NONPERFORMING ASSETS

	09/30/10	12/31/09
	(dollars in thousands)
Non-accrual loans by type:
Real estate	$6,510	$8,510
Installment	31	12
Commercial and all other loans	160	187
Total non-accrual loans	6,701	8,709
Loans past due 90 days or more	248	1,004
Total nonperforming loans	6,949	9,713
Other real estate owned (net)	2,896	815
Total nonperforming assets	$9,845	$10,528
Nonperforming loans to total loans including LHFS	3.20%	4.32%
Nonperforming loans to total assets	1.86%	2.47%
Nonperforming assets to total loans including LHFS	4.54%	4.69%
Nonperforming assets to total assets	2.63%	2.68%

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

Based upon this evaluation, management believes the allowance for loan losses of $2.7 million at September 30, 2010, which represents 1.27% of gross loans, is adequate, under prevailing economic conditions, to absorb probable losses on existing loans.  At December 31, 2009, the allowance for loan loss was $3.9 million, or 1.73% of gross loans.  The allowance at September 30, 2010, includes a specific allocation of approximately $1.2 million on total impaired loans of $6.6 million.

The process by which management determines the appropriate level of the allowance and the corresponding provision for probable credit losses involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates.

Provision for Loan Losses

The Company’s loan loss provision in the 3rd quarter of 2010 was $150 thousand, compared to $920 thousand for the corresponding period in 2009.  For the nine months ended September 30, 2010, the Company’s loan loss provision was $1.4 million, compared to $1.9 million during the same period in 2009.

The Company regularly reviews the allowance account in an effort to maintain it at an adequate level and collects necessary data to make a proper provision expense to earnings.  Based upon this evaluation, and considering the reduced charge-offs in the 3rd quarter of 2010 plus management’s expectation of charge-offs for the remainder of the year, management currently believes that a provision for loan losses of approximately $150 thousand for the 4th quarter of 2010 will be adequate to provide coverage for possible loan losses that may be inherent in the loan portfolio.  However, factors may come to light in the months ahead that may influence management to change its expected provision.  The following table details the allowance activity for the nine months ended September 30, 2010 and 2009:

ACTIVITY OF ALLOWANCE FOR LOAN LOSSES

	09/30/10	09/30/09
	(dollars in thousands)
Balance at beginning of period	$3,878	$2,398
Charge-offs:
Real Estate	(2,166)	(1,759)
Commercial	(481)	(98)
Installment and other	(19)	(19)
Recoveries:
Real Estate	19	25
Commercial	30	23
Installment and other	3	5
Net (charge-offs)/recoveries	(2,614)	(1,823)
Provision charged to operations	1,450	1,870
Balance at end of period	$2,714	$2,445
Allowance for loan losses as a percent of loans, net of unearned interest & loans held for sale	1.27%	1.09%
Net charge-offs (YTD) as a percent of average loans	1.18%	.82%

Potential Problem Loans

At September 30, 2010, the Company had no loans, other than those identified with reserves set aside and balances incorporated in the above tables, which management had significant doubts as to the ability of the borrower to comply with current repayment terms.

Deposits

Total deposits increased $5.8 million from $250.9 million at December 31, 2009, to $256.8 million at September 30, 2010.  The increase in deposits is due primarily to increases in money market deposit accounts and the Company’s rewards checking developed and offered in the second quarter of 2009.  The composition of the Company’s deposits is described in the following table.

COMPOSITION OF DEPOSITS

	09/30/10	12/31/09
Non-Interest Bearing	$42,455,103	$49,847,304
NOW Accounts	67,280,610	57,815,246
Money Market Deposit Accounts	34,919,606	30,563,856
Savings Accounts	18,391,734	18,259,388
Certificates of Deposit	93,704,671	94,456,326
Total Deposits	$256,751,724	$250,942,120

Borrowings

Total bank borrowings, including FHLB advances, federal funds purchased and customer repurchase agreements, decreased $25.1 million from $94.2 million at December 31, 2009, to $69.1 million at September 30, 2010.  The decrease in borrowed funds is due primarily to deposit increases and the decline in the investment portfolio, as deposit proceeds and monthly cash flows from investment securities were used to pay down debt rather than be invested into the market.  Included in Company borrowings are balances of $10.0 million that the Company has pursuant to agreements with local depositors to sweep overnight funds from their commercial deposit accounts.  Because of the nature of the agreements, these sweep accounts are included as borrowings rather than local customer deposits; these amounts are classified as repurchase agreements and included under the “Securities sold under repurchase agreements” line item on the Company’s balance sheet.  Management believes these accounts perform more like a core deposit rather than a bank obligation.

Capital

Stockholders' equity totaled $40.4 million at September 30, 2010, compared to $39.8 million at December 31, 2009.  The change is due primarily to earnings of $1.2 million and a $389 thousand change in unrealized losses in the available-for-sale investment portfolio offset by $1.15 million in dividends paid.

Any losses attributable to the available-for-sale investment portfolio included in comprehensive income are considered declines due to interest rates and are therefore only a temporary impairment of the security.

Components of comprehensive income are excluded from the calculation of capital ratios.  The Company maintained a total capital to risk weighted assets ratio of 17.85%, a Tier 1 capital to risk weighted assets ratio of 16.77% and a leverage ratio of 11.32% at September 30, 2010.  These levels substantially exceed the minimum requirements of bank regulatory agencies for well-capitalized institutions of 10.00%, 6.00% and 5.00%, respectively.  The ratio of shareholders' equity to assets increased to 10.8% at September 30, 2010, compared to 10.1% at December 31, 2009.

Off-Balance Sheet Arrangements

There have been no significant changes in the Company’s off-balance sheet arrangements during the nine months ended September 30, 2010.  See Note B and Note F to the Company’s consolidated financial statements for a description of the Company’s off-balance sheet arrangements.

Results of Operations

Net Income

Net income for the three months ended September 30, 2010, increased to $681 thousand, or $0.32 per diluted share, compared to $324 thousand, or $0.15 per diluted share, for the same period in 2009.  Returns on average assets and average equity were .73% and 6.75%, respectively, for the three months ended September 30, 2010, compared to .33% and 3.18%, respectively, for the same period in 2009.  The increase is primarily related to lower provision for loan losses combined with the reduction in size of the Bank’s investment portfolio.

For the nine months ended September 30, 2010, net income was $1.2 million, or $0.58 per diluted share, compared to $1.7 million, or $0.79 per diluted share, for the same period in 2009.  This change, similar to the increase for the three months ended September 30, 2010, was due to a smaller investment securities portfolio offset by lower loan loss provision expense.

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

Net interest income for the three and nine month periods ended September 30, 2010, decreased $461 thousand and $1.1 million, respectively, over the same period in 2009.  Average earning assets during the quarterly and year to date periods fell primarily due to a decrease in average investment securities of $17.8 million and $25.6 million, respectively, while average loan balances decreased $6.0 million and $1.6 million, respectively.  Additionally, the interest rate environment over the first nine months of 2010 made profitable reinvestment of cash flows back into the market difficult, contributing to the decrease in net interest income during both comparative periods.  Lower interest rates also contributed to the decline of interest rate spread and margin during both periods.  Interest rate spread declined 25 and 11 basis points to 3.22% and 3.27% for the three and nine month period ended September 30, 2010, respectively.  Interest rate margin declined 26 and 13 basis points to 3.60% and 3.65% for the three and nine months ended September 30, 2010, respectively.

Non-Interest Income/Non-Interest Expense

Non-interest income increased $287 thousand for the 3rd quarter of 2010 compared to the 3rd quarter of 2009 primarily from higher mortgage related income and gains on the sale of other real estate offset by decreases in service charges on deposit accounts.  Non-interest income increased $1.2 million to $3.3 million for the nine months ended September 30, 2010, compared to $2.1 million during the same period in 2009.  The increase is primarily due to higher mortgage related income, gains on sales of other real estate and gains on sales of securities offset by lower service charges on deposit accounts.  The reduced service charges are due to lower overdraft charges to customer accounts.

Non-interest expense increased $170 thousand to $3.2 million during the 3rd quarter of 2010 compared to the same period in 2009.  The increase is primarily due to higher personnel and occupancy costs offset by lower other real estate expenses.  Non-interest expense for the nine month period ended September 30, 2010, increased $1.2 million over the comparable period in 2009.  The majority of the higher expense level was due to an approximately $625 thousand increase in employee salary and benefits in the first nine months of 2010 as compared to the corresponding period in 2009.  Over half of the growth in employee salary and benefits was associated with the new hires in the mortgage division.  These expenses have been offset, to some extent, by the generation of increased mortgage fee income.  The remainder of the increased operating expenses was due primarily to write-downs in other real estate, higher occupancy and equipment costs and other charges to expense related to the provision of loan and late fees receivable.  These additional costs were offset by lower FDIC assessment charges due to a special assessment of $183 thousand made in the 1st half of 2009.

Income Taxes

The Company recorded income tax expense of $172 thousand for the three months ended September 30, 2010, compared to $103 thousand for the same period in 2009.Income tax expense for the nine months ended September 30, 2010, was $61 thousand compared to $371 thousand during the same period in 2009.  The lower tax expense during the nine month period is due to reduced taxable income primarily the result of lower earning assets from the investment portfolio.

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

The Company’s cash and cash equivalents decreased $4.5 million to $5.8 million at September 30, 2010, from $10.3 million at December 31, 2009.  Cash provided by operating and investing activities during the 3rd quarter of 2010 was $881 thousand and $14.9 million, respectively, while financing activities used $20.3 million over the same period.

At September 30, 2010, the Company had unsecured federal funds lines with correspondent banks of $38 million and a $19 million federal funds line of credit through its association with the Certificate of Deposit Account Registry System.  The Company maintains the ability to draw on its available line of credit with the FHLB in the amount of approximately $60 million.  In addition to these lines of credit, the Bank had approximately $36 million in liquid assets including unencumbered investment securities available for collateralized borrowing and approximately $45 million available from the brokered CD market.  Management believes that overall liquidity measures, as outlined above,   indicate that the Company has adequate resources to fund foreseeable asset growth or to meet unanticipated deposit fluctuations or other immediate cash needs.

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

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer of the Company (“CEO”) and the Chief Financial Officer of the Company (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2010.  Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective for ensuring that information that the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s ability to pay dividends to its shareholders is substantially dependent on the ability of the Bank to transfer funds to the Company in the form of dividends, loans and advances.  Federal law imposes limitations on the payment of dividends by national banks.  Under federal law, the directors of a national bank, after making proper deduction for all expenses and other deductions required by the Comptroller of the Currency, may credit net profits to the bank’s undivided profits account and may declare a dividend from that account of so much of the net profits as they judge expedient.  The Comptroller and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings.  The Bank’s ability to pay dividends to the Company is also limited by prudence, statutory and regulatory guidelines and a variety of other factors. At September 30, 2010, retained earnings available for payment of cash dividends under applicable dividend regulations exceeded $2.8 million.

Certain restrictions also exist on the ability of the Bank to transfer funds to the Company in the form of loans.  Federal Reserve regulations limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations.  At September 30, 2010, the maximum amount available for transfer from the Bank to the Company in the form of loans on a secured basis was $2.5 million.  There were no loans outstanding from the Bank to the Company at September 30, 2010.

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

BRITTON AND KOONTZ CAPITAL CORPORATION

Date:	November 12, 2010	/s/ W. Page Ogden
W. Page Ogden
Principal Executive Officer

Date:	November 12, 2010	/s/ William M. Salters
William M. Salters
Principal Financial Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit

31.1	Certifications of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002