Form 10-K
period 2010-12-31
BRITTON & KOONTZ CAPITAL CORP
filed 2011-03-22
CIK 707604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes              [X] No

The aggregate market value of the registrant’s voting common equity held by non-affiliates at March 14, 2011, computed by reference to the price of $11.77 per share, the price at which the registrant’s common equity was last sold as of June 30, 2010, is $22,098,434.

The registrant had 2,142,466 shares of common stock outstanding as of March 15, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement of Britton & Koontz Capital Corporation with respect to its 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The information set forth in this Annual Report on Form 10-K is as of March 12, 2011, unless otherwise indicated herein.

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

The bank has historically paid dividends to the Company in excess of the amount needed to satisfy dividends declared by the Company.  However, no dividends were paid by the Bank to the Company for the year ended December 31, 2009, due to the national recession and its impact on regional and local economies.    The Bank resumed paying dividends to the Company in the 2nd quarter of 2010 and paid a total of $1.2 million in dividends for the year ended December 31, 2010.  The Company expects dividend payments from the Bank to be paid on a quarterly basis in 2011 consistent with the historical practice of quarterly dividend payments, which in turn will generate excess cash at the Company and continue to be the Company’s major source of income.

As of December 31, 2010, the Company had total consolidated assets of approximately $375 million and total consolidated stockholders’ equity of approximately $40 million.  Financial information about the Company, including information with respect to revenues from external customers, profit and loss and total assets for 2010 and 2009, is contained in Item 8, Financial Statements and Supplementary Data.

Effective January 1, 2007, the Company entered into a Trust Services Agreement with National Independent Trust Company, a national banking association doing business as Argent Trust Company, headquartered in Ruston, Louisiana.  Argent Trust Company assumed all responsibilities associated with the Bank’s trust services, having been duly appointed successor trustee for all Bank trust accounts.  Argent Trust Company performs certain fiduciary services for customers transferred from and referred by the Bank to Argent Trust Company.  In return, the Bank receives a specified percentage of the fee income generated by Argent Trust Company.

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

The products and services offered by the Bank include personal and commercial checking accounts, money market deposit accounts, savings accounts, automated clearinghouse services, safe deposit box facilities, and brokerage services through Argent Financial Group.  The Bank also offers access to automated teller machines and cash management services including remote deposit, money transfer, direct deposit and payroll and sweep accounts.  The Bank is a full-service residential and commercial mortgage lender and engages in other commercial and consumer lending activities, including, among other things, the issuance of VISA credit cards and letters of credit.

Income from the Bank’s lending activities, including loan interest, fees and gains on sales of mortgage loans, represent the largest component of the Bank’s total operating revenue.  This source accounted for 61% and 58% of the Bank’s total operating revenue during 2010 and 2009, respectively.  The Company expects that income from lending activities will continue in 2011 to be the leading source of income generated by the Bank’s activities.  In addition to its lending activities, the Bank invests a portion of its total assets in the securities market in order to earn a higher return compared to overnight positions.  Investment security purchases are monitored closely and managed on a monthly basis by an asset liability committee comprised of three non-employee directors along with the Bank’s Chief Executive Officer and Chief Financial Officer.  Investment income represents the second largest source of revenue for the Bank.  For the 2010 and 2009 fiscal years, revenue in this segment amounted to 26% and 32%, respectively, of the Bank’s total operating revenue.  The bulk of the remainder of the Bank’s revenue in each of the last two years is attributable to fees related to deposit services.

Competition

There is significant competition among banks and bank holding companies in the Bank’s market areas and throughout Mississippi and Louisiana.  The Bank competes with both national and state banks, savings and loan associations and credit unions for loans and deposits.  The Bank also competes with large national banks from the principal cities in Louisiana and Mississippi for certain commercial loans.  All of these numerous institutions, including the Bank, compete in the delivery of products and services on the basis of availability, quality and pricing.  Many of the Bank’s competitors are better capitalized than the Bank and the Company.  Most institutions track total deposits as an appropriate measure of penetration in each market.  As of June 30, 2010, the last date such information is available, the Bank’s market share in relation to total deposits, according to data collected from the Federal Deposit Insurance Corporation, was approximately 25.17% and 2.23% for Adams and Warren Counties in Mississippi, respectively, and .28% in East Baton Rouge Parish in Louisiana.

The deregulation of depository institutions as well as the increased ability of non-banking financial institutions, such as finance companies, investment companies, insurance companies, brokerage companies and several governmental agencies, to provide services previously reserved to commercial banks has further intensified competition, and we expect such competition to increase.  Accordingly, the Bank now competes with these non-banking financial institutions, all of which are engaged in marketing various types of loans, commercial paper, short-term obligations, investments and other services.  Because non-banking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, in many instances they operate with greater flexibility.

Employees

As of December 31, 2010, the Company had three full-time employees, who are also employees of the Bank and compensated by the Bank.  The Bank had 105 full-time and 8 part-time employees at December 31, 2009, and 106 full-time and 6 part-time employees at December 31, 2010.  The employees are not represented by a collective bargaining agreement.  The Company believes that its relationship with its employees is good.

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

As a national bank, the Bank is subject to supervision and regular examination by the Office of the Comptroller of the Currency (the “Comptroller”).  The examinations are undertaken to ensure the protection of the Deposit Insurance Fund (the “DIF”).  In February, 2006, the Federal Deposit Insurance Reform Act of 2005 was signed into law.  Among the highlights of this law was merging the Bank Insurance Fund and the Savings Association Insurance Fund into the newly-created DIF.  This change was effective March 31, 2006.  The FDIC maintains the DIF by assessing depository institutions an insurance premium.  The amount each institution is assessed is based on the institution’s consolidated assets less its tangible capital as well as on the degree of risk the institution poses to the insurance fund.

In 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), which, among other things, substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act.  FDICIA also expanded the regulatory and enforcement powers of bank regulatory agencies.  Most significantly, FDICIA mandates annual examinations of banks by their primary regulators and requires the federal banking agencies to take prompt “corrective action” whenever financial institutions do not meet minimum capital requirements.  FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”  A depository institution’s capitalization status will depend on how well its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.  As of December 31, 2010, the Bank maintained a capital level which qualified it as being “well capitalized” under such regulations.

FDICIA also prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be “undercapitalized.”

The banking industry is affected by the policies of the Federal Reserve.  An important function of the Federal Reserve is to regulate the national supply of bank credit to moderate recessions and to curb inflation.  Among the instruments of monetary policy used by the Federal Reserve to implement its objectives are open-market operations in U.S. Government securities, changes in the discount rate on bank borrowings and changes in reserve requirements on bank deposits. Changes in any of these policies can affect how the Bank operates and generates revenues.

Finally, the Company elected not to participate in the U.S. Treasury Department’s Capital Purchase Program, which is part of the federal government’s Troubled Asset Relief Program.  Thus, it is not subject to any of the regulations enacted with respect to such program.  The Company participated in the FDIC’s Transaction Account Guarantee Program, which was a part of the FDIC’s Temporary Liquidity Guarantee Program.  The Transaction Account Guarantee Program expired on December 31, 2010.  On account of amendments to the deposit insurance provisions of the Federal Deposit Insurance Act enacted pursuant to Section 343 of the Dodd-Frank Act (as defined below), the FDIC did not have the statutory authority to extend the Transaction Account Guarantee Program.  Section 343 provides for full deposit insurance for non-interest-bearing deposit accounts until December 31, 2012.  Unlike the original Transaction Account Guarantee Program, however, interest-bearing accounts are not covered.  Section 343 does not impose any separate assessment on the Bank for the insurance coverage provided thereunder.

Interstate Banking and Branching Legislation

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act (“Riegle-Neal”), a national bank domiciled in one state could establish branches in any other state only so long as neither state had opted out of interstate branching between the date of enactment of Riegle-Neal and May 31, 1997.  The Dodd-Frank Act removed the restrictions on interstate branching contained in Riegle-Neal.  National and state-chartered banks are now authorized to establish de novo branches in other states if, under the laws of the state in which the branch is to be located, a bank chartered by that state would be permitted to establish the branch.  Accordingly, banks will be able to enter new markets more freely.

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

Financial Reform Legislation

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act will significantly alter the current bank regulatory structure and affect the lending, investment, trading, and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act includes the following provisions that, among other things:

•
Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and, for large financial institutions, enforcing compliance with federal consumer financial laws.  Banks with $10 billion or less in assets will be examined by their applicable bank regulators.

•	Weaken the federal preemption available for national banks and give state attorneys general the ability to enforce applicable federal consumer protection laws.

•
Require the Office of the Comptroller of the Currency to seek to make its capital requirements for national banks, such as the Bank, countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•
Broaden the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the DIF and increase the floor of the size of the DIF.

•
In addition to the unlimited federal deposit insurance on non-interest bearing deposit accounts described above, make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•	Authorize the FDIC to assess the cost of examinations.

•	Direct the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Some of these provisions may have the consequence of increasing the Company’s expenses, decreasing its revenues and changing the activities in which the Company engages.  The environment in which banking organizations will now operate, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the profitability of banking organizations that cannot now be foreseen.  Provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities do not apply to the Company’s trust preferred securities because of the Company’s size.  The specific impact of the Dodd-Frank Act on the Company’s financial performance and the markets in which its operates will depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments.  Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry in general.

Further Changes in Regulatory Requirements

The United States Congress and the Mississippi legislature have periodically considered and adopted legislation that has adversely affected the profitability of the banking industry.  Future legislation could further modify or eliminate geographic and other business restrictions on banks and bank holding companies and current prohibitions affecting other financial institutions, including mutual funds, securities brokerage firms, insurance companies, banks from other states and investment banking firms.  In addition, the United States in general, and the financial services industry in particular, is currently recovering from the economic downturn in 2008 and 2009.  In response to this downturn, numerous significant legislative and regulatory changes have been proposed.  The Company cannot accurately predict the ultimate outcome of such proposals or the effects of any new legislation or regulations on the business of the Company or the Bank.

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

Item 2.  Properties.

The Company has its principal offices in its headquarters building at 500 Main Street, Natchez, Adams County, Mississippi 39120, which is owned and occupied by the Bank.  The Bank owns the property for five of its branches and leases the property for the remaining two branches.  The Company leases office space for a loan production office opened in 2010.  The Bank also owns a vacant lot in Vidalia, Louisiana that was purchased in May 2004 for future branch expansion.  In the judgment of management, the facilities of the Company and the Bank are generally suitable, adequately insured and provide for the continuing needs of the Company and the Bank.  All branches are full service.

The list below describes the locations and general character of the properties owned and leased by the Company and the Bank:

Location	Own/Lease	Use	Approximate Office Space (square feet)
Natchez
500 Main Street Natchez, Mississippi 39120	Owned	Main Office	33,790
411 Highway 61 N. Natchez, Mississippi 39120	Owned	Branch Office	1,671

55A Sgt. Prentiss Drive Natchez, Mississippi 39120	Owned	Branch Office	10,720
Vicksburg
2059 Highway 61 N. Vicksburg, Mississippi 39183	Owned	Branch Office	3,050

2150 S. Frontage Road Vicksburg, Mississippi 39180	Owned	Branch Office	4,570

Baton Rouge
8810 Bluebonnet Suites A & B Baton Rouge, Louisiana 70810	Lease	Branch Office	5,112

4703 Bluebonnet Blvd Baton Rouge, Louisiana	Owned	Branch Office	4,080

7415 Corporate Blvd Suite 935 Building H Baton Rouge, Louisiana 70809	Lease	Branch Office	1,256
17544 Greenwell Springs Road Central, Louisiana 70818	Lease	Loan Production Office	144

The lease for the Company’s branch located at 8810 Bluebonnet Boulevard, in Baton Rouge, Louisiana is for a ten year period, which began October 1, 2003.  The lease at the branch located at 7415 Corporate Boulevard, in Baton Rouge, Louisiana is for a five year period, which began October 1, 2009.  The Company has the right to terminate the latter lease at the end of the 36th month by providing the landlord written notice no later than 180 days prior to the end of the 36th month of the lease term.  The lease at 17544 Greenwell Springs Road is open ended and can be terminated with a 30 day notice from either party.  The Company occupies one office in the building with approximately 144 square feet.

Item 3.  Legal Proceedings.

The Company and the Bank are currently not involved in any material pending legal proceedings, and no material legal proceedings were terminated in the fourth quarter of 2010.

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

	Dividends Per Share	High	Low
2010
4th Quarter	$.18	$13.00	$10.53
3rd Quarter	.18	12.00	10.03
2nd Quarter	.18	14.48	11.00
1st Quarter	.18	13.50	11.40

	Dividends Per Share	High	Low
2009
4th Quarter	$.18	$12.28	$10.62
3rd Quarter	.18	12.75	10.94
2nd Quarter	.18	12.99	9.60
1st Quarter	.18	13.50	8.32

                 On March 14, 2011, there were 463 shareholders of record of the Company’s common stock, and the price of the Company’s common stock was $13.01.

                 Historically, the Company has declared dividends on a quarterly basis. Funds for the payment of cash dividends are obtained from dividends received by the Company from the Bank.  Accordingly, the declaration and payment of cash dividends by the Company depends upon the Bank’s earnings, financial condition, general economic conditions, compliance with regulatory requirements and other factors.  There are also restrictions on the Bank’s ability to transfer funds to the Company in the form of cash dividends under federal and state law and regulations.  See Note N, “Regulatory Matters”, in the Notes to the Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, for a discussion of these restrictions.  These restrictions do not, and are not expected in the future to, materially limit the Company’s ability to pay dividends to its shareholders consistent with historical dividend payments.

      Please refer to the information under “Equity Compensation Plan Information” in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for a discussion of the securities authorized for issuance under the Company’s equity compensation plans.

      The Company did not repurchase any equity securities during the 4th quarter of 2010.  No options were exercised in 2010.

Item 6.  Selected Financial Data.

No disclosure is required hereunder as the Company is a “smaller reporting company,” as defined in Item 10(f) of Regulation S-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion presents a review of the major factors that have affected the financial condition, changes in financial condition and results of operations of the Company and its subsidiaries, principally the Bank, as of and for the years ended December 31, 2010 and December 31, 2009.

Summary

In 2010, the Company reported net income of $1.9 million, or $.90 per basic and diluted share, compared to net income of $1.6 million, or $.76 per basic and diluted share, reported at December 31, 2009.  Returns on average assets and equity for the year ended December 31, 2010, were .51% and 4.76%, respectively, compared to .40% and 4.01%, respectively, for same period in 2009.

During 2010, the Company’s overall asset quality remained relatively stable, declining slightly due mainly to the ongoing effects of the economic downturn affecting the United States as a whole and the local markets in which the Company operates.  The Company acted to recognize probable losses in the loan portfolio and continues to attempt to resolve these issues quickly through foreclosure and sale of collateral.  There were positive trends in the resolution of non-performing loans throughout 2010; however, management continues to remain cautious and is still uncertain as to whether the Company’s local markets have stabilized.  Therefore, unexpected asset quality issues may still arise.  Management will continue to ensure that its credit administration and loan underwriting processes remain disciplined and focused on the creditworthiness of new loan originations.  The Company anticipates that the steps necessary in 2011 to maintain an adequate allowance for loan losses and otherwise address asset quality issues will have a lesser impact on the Company’s earnings in 2011 than such steps had in 2010.

The Company’s current level of capital significantly exceeds the amount that regulators consider “Well-Capitalized.”  It is this strength of capital along with the Company’s conservative credit standards that, in management’s opinion, allowed the Company to weather the economic downturn that continued to affect the United States and the Company’s local markets in 2010.  Management believes the Company has capital and financial strength sufficient to allow it to continue to engage in prudent lending activity and to expand its franchise as opportunities are presented in 2011.

Financial Condition

Assets

Total assets decreased $17.7 million to $375.4 million at December 31, 2010, as compared to total assets of $393.1 million at December 31, 2009.  The change is due mostly to a $7.7 million decrease in total investment securities, a $6.5 million decrease in net loans, including loans held for sale (“LHFS”), and a $4.5 million decrease in cash and due from banks.  The decrease in investment securities is due to a lack of attractive re-investment opportunities during the year; instead, liquidity from the securities portfolio was used to repay debt.  The decline in loans is mainly due to the general depressed economic conditions affecting the United States and the Company’s local markets.

                      Average Earning Assets.  Interest income from earning assets represents the Company’s main source of revenue.  Average earning assets for the year ended December 31, 2010, totaled $357.1 million, a $27.5 million, or 7.2%, decrease compared to $384.6 million at December 31, 2009.  The decrease primarily resulted from a decline in the Bank’s investment securities portfolio.  Additionally, average loan balances declined $3.5 million from $223.8 million to $220.3 million.  The average earning asset mix shifted during 2010 compared to 2009.  In 2010, loans comprised 62% of average earning assets compared to 58% in 2009, while investments decreased to 38% of average earning assets in 2010 from 41% in 2009.  The balance, which was held in short-term funds, decreased $784 thousand.

Investment Securities.   The Company’s securities at December 31, 2010, consist primarily of mortgage-backed securities, municipal investments and equity securities.  Securities deemed to be held-to-maturity (“HTM”) are accounted for by the amortized cost method and represented approximately 29% of total securities at December 31, 2010.  Securities designated as available-for-sale (“AFS”) are accounted for at fair value with valuation adjustments recorded in the equity section of the Company’s balance sheet through other comprehensive income/(loss).  AFS securities comprised approximately 70% of total investment securities at December 31, 2010.  Equity securities accounted for the remaining 1%.  There were no securities categorized as trading at December 31, 2010.  The Company classifies its security purchases at acquisition.

The $7.7 million decrease in investment securities was a result of the lower interest rate environment during 2010 which made profitable reinvestment of cash flows back into the market difficult.  Instead, cash flows were primarily used to repay short-term debt.

Equity securities at December 31, 2010, are comprised primarily of Federal Reserve Bank stock of $522 thousand, Federal Home Loan Bank (“FHLB”) stock of $1.0 million, the Company’s $155 thousand interest in its B&K Bank Statutory Trust and the Enterprise Corporation of the Delta Investments, LLC membership interests of $100 thousand.  These securities decreased $1.4 million to $1.8 million in 2010, primarily due to the redemption of FHLB stock as borrowing throughout the year declined.

The amortized cost of the Bank’s investment securities at December 31, 2010, 2009 and 2008, is summarized below:

	12/31/10	12/31/09	12/31/08
Obligations of U.S. Government Agencies and Corporations, including mortgage-backed securities	$94,897,993	$99,111,627	$123,834,755
Obligations of State and Political Subdivisions	39,113,738	40,600,366	39,529,246
Equity Securities	1,835,200	3,262,100	3,854,938
Total	$135,846,931	$142,974,093	$167,218,939

The amortized cost and approximate market value of the Company’s investment debt securities (including mortgage-backed securities) at December 31, 2010, by contractual maturity, is set forth in Note B, “Investment Securities,” in the Notes to the Consolidated Financial Statements of the Company, in Item 8, Financial Statements and Supplementary Data.

Loans.  Loans represent the Company’s largest source of revenue.  Total loans at December 31, 2010 of $216.6 million represent a decrease of $8.0 million compared to $224.6 million at December 31, 2009.  In 2010, just as in 2009, the Company’s Baton Rouge, Louisiana market continued to see demand for loans from both businesses and households offset further weakening in the Company’s other markets.  In 2011, as the economy continues to slowly recover, the Company expects minimal loan growth in all of its markets.

The Company generally does not hold residential loans in its loan portfolio.  As a result, its existing portfolio of residential loans has generally declined over the last few years, although residential loans increased $817 thousand at December 31, 2010 as compared to December 31, 2009.  Total residential loans originated and sold during 2010 were $46.4 million, up from $26.4 million in 2009.  The increase in mortgage originations is due to the increase in lending personnel in Baton Rouge, Louisiana during the year.  Loans held for sale increased $5.3 million to $6.1 million at December 31, 2010, compared to $784 thousand at December 31, 2009, which in turn resulted in the increase in residential loans from December 31, 2009 to December 31, 2010 noted above.  The increase in both residential loans and LHFS is a direct result of increased loan originations during 2010.  Management expects total originations and fee income generated in 2011 to equal or surpass the results in 2010.

                      The composition of the Bank’s loan portfolio, including loans held for sale, at the end of the last five years is presented below.  The Company has no foreign loan activities.  “Real estate-other” below primarily includes mortgage lending for non-residential properties.

	12/31/10	12/31/09	12/31/08	12/31/07	12/31/06
Commercial, financial and agricultural	$24,661,000	$25,606,000	$25,128,000	$25,884,000	$28,385,000
Real estate-construction	29,074,000	31,341,000	30,910,000	45,097,000	44,592,000
Real estate-residential	68,030,000	67,213,000	74,923,000	72,438,000	83,256,000
Real Estate-other	90,423,000	95,511,000	88,341,000	72,123,000	76,473,000
Installment	4,204,000	4,806,000	6,038,000	7,550,000	10,680,000
Other	247,000	124,000	171,000	261,000	203,000
Total loans	$216,639,000	$224,601,000	$225,511,000	$223,353,000	$243,589,000

The Company’s loan portfolio at December 31, 2010, had no significant concentrations of loans other than in the categories presented in the table above.

The following table sets forth as of December 31, 2010, (1) the periods in which the Bank’s commercial, financial and agricultural loans and its real estate-construction loans mature or reprice and (2) the total amount of all such loans due after one year having (a) predetermined interest rates and (b) floating or adjustable interest rates.  Loan maturities are based upon contract terms and specific maturity dates.  Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory.  Demand loans, loans with no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

		Due after
	Due in	one year
	one year	through	Due after
	or less	five years	five years	Total
Commercial, financial and agricultural	$16,264,000	$8,398,000	$-	$24,662,000
Real estate-construction	25,725,000	3,110,000	238,000	29,073,000
Total	$41,989,000	$11,508,000	$238,000	$53,735,000

Predetermined interest rates		$11,476,000	$238,000

Floating or adjustable interest rates		$32,000	$-

Asset Quality

Management continually monitors the diversification of the loan portfolio and assesses loan quality.  When the assessment of an individual loan relationship indicates that the borrower has a defined weakness in the ability to repay and collection of all outstanding principal and/or interest is in doubt, the debt is placed on non-accrual.  By placing loans on non-accrual the Company recognizes a problem credit, discontinues the accrual of interest that is likely uncollectible (unless the net realizable value of any collateral securing the loan is sufficient to cover its principal balance and accrued interest), and adjusts the carried loan balance to reflect the collection amount expected.  In addition, all previously accrued and uncollected interest for the year is reversed against interest income.  A non-accrual loan may be restored to accrual status when it is no longer delinquent and management no longer doubts the collectability of interest and principal.

Several key measures are used to evaluate and monitor the Company’s asset quality.  These measures include the levels and percentages of total nonperforming assets, loan delinquencies, non-accrual loans, foreclosed assets and charge-offs.  The economic downturn affecting the United States and the related decline of economic activity in the Company’s markets continued to affect nonperforming assets in 2010.  Nonperforming assets, consisting of non-accrual loans, loans past due 90 days or more and other real estate owned, increased slightly to $11.3 million at December 31, 2010, compared to $10.5 million at December 31, 2009.  During the fourth quarter of 2010, non-performing assets increased $1.5 million due primarily to one commercial real estate credit in the Baton Rouge market.  The borrower on this credit engaged an outside consulting firm to assist the borrower in improving occupancy levels.  Since this consultant was hired, two new tenants have leased space at the property.  Based on a current market appraisal, the Bank believes it has limited exposure on this credit.

The borrower on another commercial real estate credit in the amount of $2.5 million that has been categorized as non-accrual for nearly a year has recently emerged from bankruptcy, and a new payment plan for this credit has been established.  The first quarterly payment on this credit was received at the end of 2010, and the next payment is due by March 31, 2011.  If this credit establishes a history of payments in accordance with the payment plan, and the borrower’s anticipated cash flow remains sufficient to meet the credit’s payment terms in the future, management believes this loan could be restored to accrual status during 2011.

Non-performing assets as a percent of average assets increased to 3.00% in 2010 compared to 2.62% in 2009.  Nonperforming loans as a percent of total loans, net of unearned income and loans held for sale, decreased to 3.80% at December 31, 2010, compared to 4.34% at December 31, 2009.  Net charge-offs as a percentage of average loans increased to 1.42% at December 31, 2010, compared to .87% at December 31, 2009.  Management believes that the Company’s asset quality is equal to or exceeds industry and peer levels, based on Federal Deposition Insurance Corporation (“FDIC”) year-end call report data.

A breakdown of nonperforming assets at the end of each of the last five years is presented below:

(Dollars in thousands)	12/31/10	12/31/09	12/31/08	12/31/07	12/31/06
Non-accrual loans by type
Real estate	$7,122	$8,510	$3,364	$992	$829
Installment	24	12	86	87	13
Commercial and all other loans	364	187	118	223	351
Total non-accrual loans	7,510	8,709	3,568	1,302	1,193
Loans past due 90 days or more	484	1,004	518	12	232
Total nonperforming loans	7,994	9,713	4,086	1,314	1,425
Other real estate owned (net)	3,303	815	919	747	1,257
Total nonperforming assets	$11,297	$10,528	$5,005	$2,061	$2,682
Nonperforming loans as a percent
of loans, net of unearned interest
and loans held for sale	3.80%	4.34%	1.81%	.59%	.59%
Additional interest income foregone
on non-accrual loans	$373	$425	$191	$36	$31

Loan classification is an on-going, dynamic process, and the migration of loans into an impaired status cannot be predicted with total accuracy, especially in light of the current economic climate in the United States.   As of December 31, 2010, the table above reflects all loans that the Company had serious doubts as to the ability of the borrower to comply with current repayment terms.  There were no loans in any of the reported periods above classified as “troubled debt restructurings” as defined in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) (which is discussed in more detail in Note A, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements of the Company, in Item 8, Financial Statements and Supplementary Data).  As of December 31, 2010, if non-accrual loans had been current in accordance with their terms, interest in the amount of approximately $373,000 would have accrued on such loans.  Approximately $49,000 in interest income on such loans was recognized on a cash basis for 2010.  Finally, the Company does not hold any other interest-bearing assets that, if the assets were loans, would be included in the table above.

                      Management expects the economic environment in the Company’s three markets to remain sluggish in 2011, in keeping with national trends.  The intensified efforts on problem credits during 2010 have increased charge-offs and non-performing assets since December 31, 2009.  Although resolution of problem credits has been impeded by the decreasing demand and falling prices for both commercial and residential real estate, the Company expects resolution of such problem credits to accelerate during 2011.  While asset quality has weakened slightly during 2010 and overall problem loan levels have remained elevated at December 31, 2010, the Company’s capital is very strong and remains substantially above what the regulators consider “well capitalized.”

Allowance for Loan Losses

The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses.  The balance of the loans determined to be impaired under ASC 310, “Receivables,” and the related allowance is included in management’s estimation and analysis of the allowance for loan losses. The determination of the appropriate level of the allowance is sensitive to a variety of internal factors, primarily historical loss ratios and assigned risk ratings, and external factors, primarily the economic environment. Additionally, the estimate of the allowance required to absorb credit losses in the entire portfolio may change due to shifts in the mix and level of loan balances outstanding and in prevailing economic conditions, as evidenced by changes in real estate demand and values, interest rates, unemployment rates and energy costs. While no one factor is dominant, each could cause actual loan losses to differ materially from originally estimated amounts.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan-by-loan basis for problem loans primarily of $50,000 or greater by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  For real estate collateral, the fair market value of the collateral is based upon a recent appraisal by a qualified and licensed appraiser of the underlying collateral.  The process by which management determines the appropriate level of the allowance, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates.

The Company added $1.7 million to its allowance for loan losses in 2010, which ended the year at $2.4 million, compared to $3.4 million in 2009.  The higher amount in 2009 was primarily due to an accumulated provision relating to two commercial loans.  Both of these loans were identified as impaired at December 31, 2009 and as a result management determined that the allowance should be increased by $1 million.  Both of these loans were charged-off during 2010 contributing to the higher level of charge-offs in 2010.

At December 31, 2010, management believes the allowance for loan losses of $2.4 million is adequate, under prevailing economic conditions, to absorb probable losses on existing loans.  The allowance includes an allocation of approximately $1.1 million on total impaired loans of $7.4 million.

                      Activity in the allowance for loan losses for the last five years is presented below.

(Dollars in thousands)	12/31/10	12/31/09	12/31/08	12/31/07	12/31/06
Balance at beginning of year	$3,879	$2,398	$2,431	$2,344	$2,378
Charge-offs:
Commercial, financial & agricultural	(523)	(140)	(541)	(87)	(571)
Real Estate-construction	(1,630)	(276)	(166)	(25)	(3)
Real Estate-residential	(165)	(138)	(410)	(257)	(5)
Real Estate-other	(867)	(1,456)	(7)	(2)	0
Installment and other	(24)	(60)	(39)	(136)	(64)
Recoveries:
Commercial, financial & agricultural	48	25	190	110	26
Real Estate-construction	6	10	6	-	-
Real Estate-residential	17	89	83	5	26
Real Estate-other	-	-	34	-	51
Installment and other	4	7	87	39	31
Net (charge-offs) / recoveries	(3,134)	(1,939)	(763)	(353)	(509)
Provision charged to operations	1,675	3,420	730	440	475
Balance at end of year	$2,420	$3,879	$2,398	$2,431	$2,344
Allowance for loan losses as a percent
of loans, net of unearned interest and
loans held for sale	1.15%	1.73%	1.06%	1.09%	.96%
Net charge-offs as a percent of average loans	1.42%	.87%	.34%	.15%	.21%

               In establishing the amounts of provision for each year charged to operating expense, management uses the basic methodologies described above.  The allocation of the allowance for loan losses applicable to each loan category for the previous five years is presented below.

	Amounts as of December 31,
	2010	2009	2008	2007	2006
Commercial, financial and
agricultural	$377	$631	$536	$473	$426
Real estate-construction	233	1,264	241	265	187
Real estate-residential	459	301	225	353	248
Real Estate-other	1,284	1,212	842	735	663
Installment	27	161	247	335	331
Other	40	310	307	270	489
Total loans	$2,420	$3,879	$2,398	$2,431	$2,344

	Percent of loans in each category to total loans
	2010	2009	2008	2007	2006
Commercial, financial and
agricultural	11.38%	11.40%	11.14%	11.59%	11.65%
Real estate-construction	13.42	13.97	13.71	20.19	18.31
Real estate-residential	31.40	29.93	33.22	32.43	34.18
Real Estate-other	41.74	42.51	39.17	32.29	31.40
Installment	1.94	2.14	2.68	3.38	4.38
Other	.12	.05	.08	.12	.08
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

In the fourth quarter of 2009, the Company hired a certified real estate appraiser to oversee the internal appraisal review process.  Also, effective January 1, 2010, the Company adopted a new policy that governs the ordering, scope, independence and review of real estate appraisals used in the lending function, which is designed to reduce the Company’s risks in real estate secured loans.

Under the new policy, with respect to the renewal of any loan over $50,000, Bank lending personnel may use commercial real estate appraisals or complying evaluations performed by external, competent professional appraisers dated no more than two years prior to the date of the renewal.  Appraisals older than two years but less than five years may be reused but are subjected to heightened internal scrutiny to maintain appropriate lending margin and knowledge of the collateral.

The new policy and related procedures also extend to real estate collateral securing impaired loans.   However, in the context of default, renewals, and restructures of impaired loans, any number of circumstances may dictate that the Bank either obtain updates to existing appraisal or undertake completely new appraisals of the collateral, regardless of the age of the existing appraisal. These circumstances include, among other things, the following: the receipt and analysis of additional financial information from the borrower or a guarantor; a negative change in the scope or timing of a project; or an unacceptable payment pattern.  In determining specific exposures on impaired commercial real estate and other collateral-dependent loans, and therefore the amount and timing of the provision for loan losses with respect thereto, the Company focuses primarily on recent, detailed collateral information obtained through appraisal updates or new appraisals, as the case may be. In addition to collateral information, the Company considers the financial strength and character of the guarantors along with the past performance history and nature of the business, including sudden local market events or any other event which substantially eliminates the original, primary source of repayment.  Finally, the Company evaluates the general economic climate as well as the nature of the credit (including any extended project delays), the specific line of business of the borrower and limitations on refinancing opportunities.

In foreclosure situations, the Bank obtains independent appraisals.  Foreclosed properties are moved to Other Real Estate at the appraised value less sales commission and related marketing costs.  The remaining balance of the impaired loan is charged off.

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

Other Real Estate

                      The balance of other real estate (ORE) increased $2.5 million to $3.3 million in 2010 from $815 thousand in 2009.  Activity during 2010, set forth below, includes new foreclosures of $4.0 million, gains on the sale of property of $649 thousand offset by write-downs/reserves of $780 thousand and proceeds from sales of $1.35 million.  The balance at December 31, 2009, was made up of one commercial property in Baton Rouge, Louisiana in the amount of $534 thousand that was moved into ORE during 2009 with the remaining balance primarily in residential lots and vacant land.

Balance at December 31, 2009		$815
Write-downs/Reserves, net	(780)
Proceeds from sales, net of gains and losses	(1,350)
Gains/(losses) on sales of ORE	649
Foreclosures	3,969	2,488
Balance at December 31, 2010		$3,303

Funding

Deposits.  Deposits are the Company’s primary source of funding for earning assets.  Total deposits increased to $258.5 million at December 31, 2010, compared to $250.9 million at December 31, 2009.  Non-interest bearing deposits decreased to $45.6 million at December 31, 2010 compared to $49.8 million at December 31, 2009.  Deposits at December 31, 2010 and 2009, consist of the following:

	12/31/10	12/31/09

Non-interest bearing demand deposits	$45,634,123	$49,847,304
NOW accounts	66,650,551	57,815,246
Money market deposit accounts	36,140,259	30,563,856
Savings accounts	19,098,254	18,259,388
Certificates of deposit	91,019,343	94,456,326
	$258,542,530	$250,942,120

The increase in deposits in 2010 was primarily due to increases in the Company’s rewards checking and money market deposit accounts offset by lower public funds and special promotion CDs.  During 2010, deposits that the Bank considers core deposits increased approximately $8.7 million, including deposits into the rewards checking accounts.

The Company maintains wholesale deposit funding sources to provide additional liquidity if necessary.  The Company belongs to a network that allows access to national deposits and has the ability to gather these deposits as needed.  It also is a member of the Certificate of Deposit Account Registry Service (“CDARS”), a deposit placement network.  Deposits in the CDARS program are federally insured and are considered brokered.  Because of the brokered classification, the Company considers these deposits as non-core; however, they have remained relatively stable over the past several years ending December 31, 2010, at $11.8 million compared to $11.4 million at December 31, 2009.

Maturities of certificates of deposits of $100,000 or more at December 31, 2010, and 2009, are summarized below.

	12/31/10	12/31/09
Time remaining until maturity:
Three months or less	$8,916,553	$16,319,474
Over three through six months	11,371,781	6,517,440
Over six through twelve months	16,876,882	14,213,515
Over twelve months	3,784,489	3,628,905
	$40,949,705	$40,679,334

Other time deposits of $100,000 or more, including savings and money market demand accounts, at December 31, 2010, were $30,124,000.  For all such deposits, the time remaining until maturity was three months or less.

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

Also included in short-term borrowings are the Company’s junior subordinated debentures. See Note H, “Borrowings,” in the Notes to the Consolidated Financial Statements of the Company, in Item 8, Financial Statements and Supplementary Data.  The Company has the right to call these debentures on a quarterly basis.  They are included in short-term borrowings at December 31, 2010 and December 31, 2009.  The Company will consider calling the debentures if it determines they are not needed as a capital base to support the asset growth of the Company.  Total short-term borrowings at December 31, 2010, 2009 and 2008 are presented below:

	2010	2009	2008
Year-end balance	$19,823,000	$50,234,000	$71,563,000
Maximum month-end balance	44,941,000	69,490,000	86,688,000
Year to date average balance	23,020,000	58,761,000	60,190,000
Weighted average rate	1.23%	.90%	2.39%

The information regarding our short-term FHLB borrowings for 2010, 2009 and 2008, is presented below:

	2010	2009	2008
Year-end balance	$8,457,000	$32,018,000	$54,929,000
Maximum month-end balance	33,856,000	55,680,000	68,864,000
Year to date average balance	10,916,000	42,596,000	44,533,000
Weighted average rate	.16%	.37%	1.98%

     Long-term borrowings in 2010 of $49 million consisted of Structured Repurchase Agreements of $40 million in the aggregate with JPMorgan Chase Bank, N.A. and an additional $9 million in 5 year term advances from the FHLB.  These longer-term borrowings were completed in an effort to further protect against rising rates.  See Note L, “Securities Sold Under Repurchase Agreements” in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data for further information on the Company’s Structured Repurchase Agreements.

Average Balances and Yield Analysis

The following table presents the Bank’s average balance sheets during 2010, 2009 and 2008.  Dividing income or expense by the average balance of assets or liabilities, as applicable, derives yields and costs.  Average non-accrual loans of $7.4 million, $5.8 million and $2.5 million at December 31, 2010, 2009 and 2008, respectively, are included in loans for yield computations.  Loan fees and late charges in the amount of approximately $496 thousand for 2010, $680 thousand for 2009 and $720 thousand for 2008 are included in both income and yield computations in loans.  Income and expense resulting from interest rate caps and swaps used to manage interest rate risk are included appropriately in loans and certificates of deposit.  No tax-equivalent adjustments have been made.  All averages are derived from monthly average balances.

Britton & Koontz Capital Corporation
Average Balances Report
Twelve Months Ended December 31,

		2010			2009			2008
			Average			Average			Average
	Average	Income/	%	Average	Income/	%	Average	Income/	%
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
ASSETS
Loans	$220,272	$12,849	5.83%	$223,802	$13,296	5.94%	$225,633	$15,477	6.86%
Investment securities:
U.S. Government Sponsored Agencies	15,968	307	1.92%	-	-	0.00%	-	-	0.00%
Mortgage Backed Securities	78,206	3,853	4.93%	114,817	5,835	5.08%	98,987	5,234	5.29%
State & municipal-non taxable	38,947	1,664	4.27%	39,508	1,737	4.40%	37,341	1,668	4.47%
State & municipal-taxable	949	57	6.00%	947	57	6.00%	945	57	6.00%
Other	2,075	40	1.91%	4,064	51	1.25%	3,086	94	3.05%
Total investment securities	136,145	5,920	4.35%	159,336	7,679	4.82%	140,359	7,054	5.03%
Interest bearing bank balances	558	4	0.69%	1,150	4	0.34%	1,026	27	2.62%
Federal funds sold	76	1	0.66%	268	1	0.19%	218	5	2.17%
Total earning assets	357,051	18,773	5.26%	384,556	20,980	5.46%	367,236	22,563	6.14%
Allowance for loan losses	(2,848)			(2,799)			(2,402)
Cash & due from banks, non-interest bearing	5,979			5,899			5,968
Bank premises & equipment	7,784			7,405			7,067
Cash Value Life Insurance and other	1,124			1,080			1,037
Other assets	7,105			4,985			4,257
TOTAL ASSETS	$376,195			$401,126			$383,163

LIABILITIES AND SHAREHOLDERS EQUITY
Interest bearing deposits:
Savings	$18,728	$106	0.56%	$18,129	$128	0.71%	$17,778	$148	0.83%
Interest bearing checking	66,839	1,391	2.08%	56,828	977	1.72%	27,744	270	0.97%
Money rate savings	34,097	398	1.17%	32,084	471	1.47%	35,495	689	1.94%
Certificates of deposit and other time deposits	91,615	1,359	1.48%	100,800	2,305	2.29%	112,731	4,228	3.75%
Total interest bearing deposits	211,279	3,254	1.54%	207,841	3,881	1.87%	193,748	5,335	2.75%
Short term borrowed funds	28,023	346	1.23%	58,761	529	0.90%	60,190	1,439	2.39%
Long term debt	49,000	2,105	4.30%	44,368	2,050	4.62%	40,989	1,980	4.83%
Total interest bearing liabilities	288,302	5,705	1.98%	310,970	6,460	2.08%	294,927	8,754	2.97%
Non-interest bearing deposits	43,805			44,253			47,355
Other liabilities	3,910			5,456			4,262
Shareholders' equity	40,178			40,448			36,619
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$376,195	$5,705		$401,126	$6,460		$383,163	$8,754
Interest income and rate earned		$18,773	5.26%		$20,980	5.46%		$22,563	6.14%
Interest expense and rate paid		5,705	1.98%		6,460	2.08%		8,754	2.97%
Interest rate spread			3.28%			3.38%			3.18%
NET INTEREST INCOME & NET YIELD ON
AVERAGE EARNING ASSETS		$13,068	3.66%		$14,520	3.78%		$13,809	3.76%

Capital

The Company’s capital base remains strong at $39.9 million as of December 31, 2010, compared to $39.8 million at December 31, 2009.  The change in stockholders’ equity from 2009 to 2010 is primarily due to net income of $1.9 million in 2010 offset by a decrease of accumulated other comprehensive income of $350 thousand and by dividend payments totaling $1.5 million.

Other comprehensive income is the result of unrealized gains or losses on AFS securities and the recognition of the fair value of certain derivative instruments.  The Company’s AFS portfolio, representing approximately 70% of total investment securities, is marked to market each month, and the result of these unrealized gains or losses, net of deferred taxes, is reported as a component of comprehensive income in stockholders’ equity.  Stockholders’ equity to assets ratio at December 31, 2010, increased to 10.6% compared to 10.1% at December 31, 2009.

During 2009, the Company opened two new branch offices in its Baton Rouge, Louisiana market.  The first location in The Oaks at Bluebonnet Parc occupies approximately 4,400 square feet, offers convenient depository services and includes a conference layout to accommodate select meetings of professional and commercial customers.   This new facility also houses the Company’s mortgage center, a professional client services department and key company-wide credit administration personnel.  The second new location, in the Towne Center area, occupies approximately 1,256 square feet, and its high visibility is expected to enhance the Company’s current retail presence in the city.  The Company’s fixed assets increased $1.1 million to $8.0 million at December 31, 2009, compared to the previous year in part due to these two new locations.

During 2010, the Company leased office space in Central, Louisiana, for the purpose of opening a loan production office.  The new facility will be used to originate residential mortgage loans for the secondary market.  There are no immediate plans to open a full service branch at this location.  The Company continues to look for ways to use its excess capital in relation to expansion in its current markets or in other markets through acquisition.  The Company currently intends to target a per share dividend payout ratio, expressed as a percent of net income, for 2011 in the range of 60-65%, as compared to a historical dividend payout ratio of 80.38% and 94.30% in 2010 and 2009, respectively.

Capital levels for the Company and the Bank substantially exceeded the minimum requirements of the regulatory agencies for well-capitalized institutions in all three categories in both 2010 and 2009.  Both the Company and the Bank maintain levels in total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and a leverage ratio (Tier 1 capital to average assets) in excess of the minimum requirements of 10.00%, 6.00% and 5.00%, respectively.

	December 31, 2010		December 31, 2009
	Company	Bank	Company	Bank
Risk-based capital:
Total	$45,092	$42,323	$45,376	$42,118
Tier 1	42,672	39,903	42,123	38,867
Leverage	42,672	39,903	42,123	38,867
Assets:
Quarterly average assets (1)	368,728	365,969	394,593	389,343
Risk-weighted assets	252,696	252,463	259,644	259,415
Ratios:
Total risk-based capital	17.84%	16.76%	17.48%	16.24%
Tier 1 risk-based capital	16.89%	15.81%	16.22%	14.98%
Leverage	11.57%	10.90%	10.68%	9.98%

(1)	Excludes disallowed assets

Pursuant to Mississippi law, the Company’s Board of Directors may authorize the Company to pay cash dividends to its shareholders.  The only limitation on dividends is that no distribution may be made if, after giving effect to the distribution (1) the Company would not be able to pay its debts as they come due in the usual course of business, or (2) the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of any shareholders whose preferential rights are superior to those receiving the distribution.  The principal source of the Company’s cash revenues are dividends from the Bank.  There are certain limitations on the Bank’s ability to pay dividends to the Company.  See the disclosures under the heading “Liquidity.”

Dividends for the last two fiscal years have remained the same at $.72 per share.  Historical dividend payout ratios, expressed as a percentage of net income, for 2010 and 2009 were 80.38% and 94.30%, respectively.

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

Retained earnings of the Bank available for payment of cash dividends under applicable dividend regulations was $2.4 million and $4.2 million as of December 31, 2010 and December 31, 2009, respectively.  The Bank intends to retain most of these funds for capital and not pay them out as dividends.

RESULTS OF OPERATIONS

The following are measurements of the Company’s earnings in relation to assets, equity and earnings per share for December 31, 2010, 2009 and 2008

	2010	2009	2008

Return on average assets	.51%	.40%	.91%
Return on average equity	4.76%	4.01%	9.57%
Dividend payout ratio	80.38%	94.30%	43.54%
Average equity to average assets	10.68%	10.08%	9.56%
Net interest margin	3.66%	3.78%	3.76%
Basic income per share	$.90	$.76	$1.65
Diluted income per share	$.90	$.76	$1.65

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

Non-interest income for the year ended December 31, 2010, was $4.3 million compared to $2.8 million in 2009.  The increase is primarily related to one-time gains of $1.1 million from the sale of securities and other real estate and higher income related to the sale of mortgage loans of $627 thousand over the previous year.  The increase in mortgage fee income is due to growth in the Company’s mortgage origination department.  These increases were offset by lower service charges on deposit accounts and lower revenue from networking arrangements resulting from the transfer of our brokerage business and related arrangements to Argent Financial Group in 2009.

      Non-interest expenses primarily include personnel, occupancy and equipment costs along with other operating expenses related to transacting the Company’s business.  Total non-interest expense of $13.5 million for the year ended December 31, 2010, increased from $12.4 million for the year ended December 31, 2009.  Approximately 50% of the annual increase in non-interest expense is due to higher personnel costs associated with the new hires in the mortgage division along with write-downs of other real estate, higher occupancy and equipment costs and other charges to expense related to the provision of loan and late fees receivable.  These additional costs were offset by lower FDIC assessment charges due to a special assessment of $183 thousand made in the 1st half of 2009.

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

Net interest income for the twelve months ended December 31, 2010, decreased 10% to $13.1 million compared to the same period in 2009, while net interest margin decreased twelve basis points during this period to 3.66%.  The decrease is primarily due to the decline in earning assets exceeding the decline in costing liabilities. Average earning assets decreased by $27.5 million from 2009 to 2010, primarily from a decline in the Bank’s investment securities portfolio.  The lower interest rate environment during 2010 made profitable reinvestment of cash flows back into the market difficult.  Instead, cash flows were primarily used to repay short-term debt.  Asset yields also declined at a faster pace than funding costs for the twelve months ended December 31, 2010, with yields on assets declining 20 basis points while funding costs fell by only 10 basis points.  Lower interest rates also contributed to the decline of interest rate spread and margin during the year ended December 31, 2010.  Interest rate spread declined 10 basis points to 3.28%, while interest rate margin declined 12 basis points to 3.66% for the year ended December 31, 2010, respectively.  Net interest margins for 2010 and 2009 were 3.66% (3.90% TEY) and 3.78% (4.01% TEY), respectively.

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

Volume/Rate Analysis
(dollars in thouands)

		2010 change from 2009			2009 change from 2008
	Total	Volume	Rate	Total	Volume	Rate
ASSETS
Loans	$(447)	$(207)	$(240)	$(2,181)	$(125)	$(2,056)
Investment securities:
U.S. GovernmentSponsored Agencies	307	307	-	-	-	-
Mortgage Backed Securities	(1,982)	(1,809)	(173)	600	811	(211)
State & municipal-non taxable	(73)	(25)	(48)	68	96	(28)
State & municipal-taxable	(0)	-	-	-	-	-
Other	(11)	(31)	20	(43)	24	(67)
Total investment securities	(1,759)	(1,558)	(201)	625	931	(306)
Interest bearing bank balances	(0)	(4)	3	(23)	3	(26)
Federal funds sold	(0)	-	-	(4)	1	(5)
Total earning assets	(2,208)	(1,769)	(438)	(1,583)	810	(2,393)

LIABILITIES
Interest bearing deposits:
Savings	$(22)	$4	$(26)	$(20)	$3	$(23)
Interest bearing checking	414	189	225	707	408	299
Money rate savings	(73)	28	(101)	(218)	(62)	(156)
Certificates of deposit and other time deposits	(946)	(195)	(751)	(1,923)	(410)	(1,513)
Total interest bearing deposits	(627)	26	(653)	(1,454)	(61)	(1,393)
Short term borrowed funds	(183)	(337)	154	(910)	(33)	(877)
Long term debt	55	205	(150)	70	159	(89)
Total interest bearing liabilities	(755)	(106)	(649)	(2,294)	65	(2,359)
Change in Interest Earning Assets	$(2,208)	$(1,769)	$(438)	$(1,583)	$810	$(2,393)
Change in Interest Bearing Liabilities	(755)	(106)	(649)	(2,294)	65	(2,359)
Change in Net Interest Income	$(1,453)	$(1,663)	$211	$711	$745	$(34)

Provision for Loan Losses

The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the risk of loss in the loan portfolio in light of current risk management strategies, economic conditions and market trends.  Net charge-offs increased during 2010 to $3.1 million compared to $1.9 million at December 31, 2009.  The Company added $1.7 million to its allowance for loan losses in 2010 which ended the year at $2.4 million, compared to $3.9 million in 2009.  The higher amount in 2009 was primarily due to approximately $1 million of the provision that was specifically allocated to two commercial loans.  Both of these loans were identified as impaired at December 31, 2009; however, in connection with its ongoing monitoring of problem loans, the Company determined in 2010 that it was appropriate to increase the level of impairment on each loan effective as of December 31, 2009.  These two loans were subsequently charged-off in 2010 which contributed to the increase in charge-offs for the year.  The Company believes the allowance for loan loss account is adequate as of December 31, 2010.

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

Principal sources of liquidity, both short and long-term, for the Company are asset cash flows, customer deposits and the ability to borrow against investment securities and loans.  The Company’s cash and cash equivalents decreased from $10.3 million at December 31, 2009, to $5.8 million at December 31, 2010.  The higher amount of cash and cash equivalents at December 31, 2009, was due to a timing difference in transferring cash on hand to pay down overnight borrowings. At December 31, 2010, cash provided by investing activities was $15.7 million while operating and financing activities used $905 thousand and $19.2 million, respectively.

The increase in the Company’s deposit base during 2010 contributed to the amount of funding available for possible loan commitments.  In addition to the Company’s deposit base, management believes that the current level of short-term investments, the projected cash flows from earning assets and securities available for sale are more than adequate to meet the Company’s current liquidity needs.  Additional sources of liquidity available to the Company include the ability to issue additional retail brokered certificates of deposit and the ability to sell or securitize a portion of the Company’s residential first mortgage portfolio.  The Company also has available federal funds lines and its membership in the FHLB to further augment liquidity by providing a readily accessible source of funds at competitive rates.

The Company accepts funds from various local and state governments. Total public deposits at December 31, 2010, were $42.3 million compared to $43.9 million at December 31, 2009.  These deposits, considered non-core, generally are accepted on a bid basis and tend to fluctuate from year to year.

In the ordinary course of business, the Company enters into commitments to extend credit to its customers.  See Note N, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, for a discussion of the Company’s commitments to extend credit as of December 31, 2010.

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

Certain restrictions exist on the ability of the Bank to transfer such funds to the Company in the form of loans.  Federal Reserve regulations limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations.  At December 31, 2010, the maximum amount available for transfer from the Bank to the Company in the form of loans on a secured basis was $2.4 million.  There were no loans outstanding from the Bank to the Company at December 31, 2010.

The Company’s asset/liability committee (“ALCO”) determines an appropriate level of capital and liquidity adequate to respond to the needs of depositors and borrowers.  At December 31, 2010, the ALCO, in its report to the Board of Directors, indicated that it believes that the Company’s current level of liquidity is adequate to fund foreseeable asset growth and to meet unanticipated deposit fluctuations.

OFF-BALANCE-SHEET ARRANGEMENTS

The Bank enters into off-balance-sheet arrangements in the normal course of its business.  For a discussion of such arrangements, see Note A, “Summary of Significant Accounting Policies − Off-Balance-Sheet Financial Instruments,” “− Interest-Rate Cap Agreements,” and “Interest-Rate Swap Agreements,” Note N, “Commitments and Contingencies,” and Note Q, “Interest Rate Risk Management,” in the Notes to the Consolidated Financial Statements of the Company, in Item 8, Financial Statements and Supplementary Data.  Such discussion is incorporated by reference into this item.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

No disclosure is required hereunder as the Company is a “smaller reporting company,” as defined in Item 10(f) of Regulation S-K.

Item 8.  Financial Statements and Supplementary Data.

BRITTON & KOONTZ CAPITAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Britton & Koontz Capital Corporation (the “Company”) and its subsidiaries has prepared the consolidated financial statements and other information in the Company’s Annual Report on Form 10-K in accordance with generally accepted accounting principles and is responsible for the accuracy of the financial statements and other information.  The financial statements necessarily include amounts that are based on management’s best estimates and judgments.

In meeting its responsibility, management relies on internal accounting and related control systems.  The internal control systems are designed to ensure that transactions are properly authorized and recorded in the Company’s financial records and to safeguard the Company’s assets from material loss or misuse.  Such assurance cannot be absolute because of inherent limitations in any internal control system, including the possibility that a control can be circumvented or overridden, and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time.  The Company’s bank subsidiary, Britton & Koontz Bank, N.A., contracts with outside audit firms to monitor compliance in areas such as Information Technology and Bank Secrecy Act in light of the Company’s and Bank’s systems of internal controls and reports to management and to the Audit Committee of the Board of Directors.

The Audit Committee of the Company’s Board of Directors consists entirely of independent directors.  The Audit Committee meets periodically with the internal auditor and the independent accountants to discuss audit, internal control, financial reporting and related matters.  The Company’s independent accountants and the internal audit staff have direct access to the Audit Committee.

The Company’s management is responsible for establishing and maintaining for the Company adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and further described in interpretive guidance regarding management’s report on internal control over financial reporting issued by the Securities and Exchange Commission on June 27, 2007.  Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, management of the Company conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our assessment included an assessment of the design of the internal control system, a review of the documentation of controls and tests of the effectiveness of internal controls.  Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010 and meets the criteria described in Internal Control – Integrated Framework.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Under applicable Securities and Exchange Commission rules, management’s report is not subject to attestation by the Company’s registered public accounting firm because the Company is not an “accelerated filer” or a “large accelerated filer,” each as defined pursuant to rules promulgated under the Exchange Act.

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
President and Chief Executive Officer                                                      EVP and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Britton & Koontz Capital Corporation and Subsidiaries

We have audited the accompanying Consolidated Balance Sheets of Britton & Koontz Capital Corporation and Subsidiaries as of December 31, 2010 and 2009, and the related Consolidated Statements of Income, Changes in Stockholders’ Equity, and Cash Flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Britton & Koontz Capital Corporation and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

HANNIS T. BOURGEOIS, LLP
Baton Rouge, Louisiana
March 15, 2011

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

ASSETS

	2010	2009
ASSETS:
Cash and Due from Banks:
Non-interest bearing	$4,827,021	$4,702,159
Interest bearing	991,832	5,601,482
Total Cash and Due from Banks	5,818,853	10,303,641
Federal funds sold	112,497	58,799
Investment Securities:
Available-for-sale (amortized cost, in 2010 and 2009, of $94,250,976 and $94,684,079, respectively)	97,308,410	98,300,252
Held-to-maturity (fair value, in 2010 and 2009, of $40,609,763 and $45,996,945, respectively)	39,760,756	45,027,914
Equity securities	1,835,200	3,262,100
Loans, less allowance for loan losses of $2,420,143 in 2010 and $3,878,738 in 2009	208,144,673	219,938,639
Loans held for sale	6,074,014	784,063
Bank premises and equipment, net	7,599,077	8,030,900
Other real estate	3,303,189	815,207
Accrued interest receivable	1,781,242	2,002,259
Cash surrender value of life insurance	1,145,016	1,099,395
Core deposits, net	342,810	450,426
Other assets	2,193,946	3,036,554
TOTAL ASSETS	$375,419,683	$393,110,149

The accompanying notes are an integral part of these financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2010	2009
LIABILITIES:
Deposits:
Non-interest bearing	$45,634,123	$49,847,304
Interest bearing	212,908,407	201,094,816
Total Deposits	258,542,530	250,942,120

Securities sold under repurchase agreements	51,365,895	53,211,325
Federal Home Loan Bank advances	17,457,000	41,022,754
Junior subordinated debentures	5,155,000	5,155,000
Accrued interest payable (includes $272,656 and $264,879 on securities sold under repurchase agreements at December 31, 2010 and 2009, respectively)	657,984	793,141
Advances from borrowers for taxes and insurance	245,943	259,315
Accrued taxes and other liabilities	2,063,358	1,885,605
Total Liabilities	335,487,710	353,269,260

STOCKHOLDERS’ EQUITY:
Common stock, $2.50 par value per share; 12,000,000 shares authorized; 2,149,966 and 2,140,966 issued and 2,135,466 and 2,126,466 outstanding, as of December 31, 2010, and December 31, 2009, respectively	5,374,915	5,352,415
Additional paid-in capital	7,379,891	7,396,211
Retained earnings	25,517,531	25,082,298
Accumulated other comprehensive income/(loss)	1,917,011	2,267,340
Less: Treasury stock, 14,500 shares, at cost	(257,375)	(257,375)
Total Stockholders’ Equity	39,931,973	39,840,889
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$375,419,683	$393,110,149

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
INTEREST INCOME:
Interest and fees on loans	$12,848,506	$13,296,099
Interest on investment securities:
Taxable interest income	4,259,345	5,946,440
Exempt from federal income taxes	1,664,133	1,736,504
Other interest income	136	416

Total Interest Income	18,772,120	20,979,459

INTEREST EXPENSE:
Interest on deposits	3,253,727	3,880,690
Interest on Federal Home Loan Bank advances	293,272	273,640
Interest on trust preferred securities	177,027	203,940
Interest on securities sold under repurchase agreements	1,980,710	2,101,661

Total Interest Expense	5,704,736	6,459,931

NET INTEREST INCOME	13,067,384	14,519,528

PROVISION FOR LOAN LOSSES	1,675,000	3,420,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,392,384	11,099,528

OTHER INCOME:
Service charges on deposit accounts	1,463,397	1,677,300
Income from fiduciary activities	3,150	2,236
Income from networking arrangements	-	62,766
Net gain on sales of ORE	648,469	-
Net gain on sales of mortgage loans	275,114	205,946
Fees and commissions on mortgage loans	842,096	284,720
Net gain on sale/matured securities	465,465	92,432
Other	597,276	494,968

Total Other Income	4,294,967	2,820,368
Income before Other Expenses	15,687,351	13,919,896

	2010	2009
OTHER EXPENSES:
Salaries	6,017,061	5,456,291
Employee benefits	869,572	764,393
Director fees	153,380	146,545
Net occupancy expense	1,079,056	958,517
Equipment expense	1,247,260	1,243,036
Other real estate, net	607,516	353,030
FDIC assessment	432,290	719,405
Advertising	179,450	236,492
Stationery and supplies	157,814	174,917
Amortization	107,616	107,616
Audit expense	253,911	252,847
Other	2,436,534	1,952,851

Total Other Expenses	13,541,460	12,365,940

INCOME BEFORE INCOME TAX EXPENSE	2,145,891	1,553,956

INCOME TAX EXPENSE/(BENEFIT)	233,146	(69,673)

NET INCOME	$1,912,745	$1,623,629

PER SHARE DATA:

Basic earnings per share	$0.90	$0.76

Basic weighted shares outstanding	2,134,332	2,125,371

Diluted earnings per share	$0.90	$0.76

Diluted weighted shares outstanding	2,134,941	2,125,799

Cash dividends per share	$0.72	$0.72

The accompanying notes are an integral part of these financial statements.

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income/(loss)	Stock	Total
BALANCE, December 31, 2008	2,117,966	$5,331,165	$7,319,282	$25,049,749	$2,098,248	$(257,375)	$39,541,069
Comprehensive income:
Net Income	-	-	-	1,623,629	-	-	1,623,629
Other comprehensive income, net of tax:
Change in fair value of
available for sale securities,
net of taxes of $100,592	-	-	-	-	169,092	-	169,092
Total Comprehensive Income	-	-	-	-	-	-	1,792,721
Common stock issued	8,500	21,250	65,450	-	-	-	86,700
Unearned compensation	-	-	-	(60,023)	-	-	(60,023)
Fair value of unexercised stock options	-	-	11,479	-	-	-	11,479
Cash Dividends ($0.72 per share)	-	-	-	(1,531,057)	-	-	(1,531,057)
BALANCE at December 31, 2009	2,126,466	$5,352,415	$7,396,211	$25,082,298	$2,267,340	$(257,375)	$39,840,889

Comprehensive income:
Net Income	-	-	-	1,912,745	-	-	1,912,745
Other comprehensive income, net of tax:
Change in fair value of
available for sale securities,
net of taxes of $208,409	-	-	-	-	(350,329)	-	(350,329)
Total Comprehensive Income	-	-	-	-	-	-	1,562,416
Common Stock issued	9,000	22,500	84,600	-	-	-	107,100
Unearned Compensation	-	-	(107,492)	60,023	-	-	(47,469)
Fair value of unexercised stock options	-	-	6,572	-	-	-	6,572
Cash Dividends ($0.72 per share)	-	-	-	(1,537,535)	-	-	(1,537,535)
BALANCE at December 31, 2010	2,135,466	$5,374,915	$7,379,891	$25,517,531	$1,917,011	$(257,375)	$39,931,973

The accompanying notes are an integral part of these financial statements.

(THIS PAGE INTENTIONALLY LEFT BLANK)

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,912,745	$1,623,629
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred taxes	485,249	(444,865)
Provision for loan losses	1,675,000	3,420,000
Provision for depreciation	756,295	798,158
Provision for losses on foreclosed real estate	-	216,700
Stock dividends received	(7,100)	(7,200)
Write-down of other real estate	780,168	194,723
(Gain) on sale of loans	(275,114)	(205,946)
(Gain) Loss on sale of securities	(465,465)	(92,432)
(Gain) Loss on sale of other real estate	(648,469)	79,642
(Gain) Loss on sale of other securities	-	(1,262)
Net amortization (accretion) of securities	111,412	25,667
Amortization of acquisition premium	107,616	107,616
Unearned compensation	(47,469)	(60,023)
Net change in:
Loans held for sale	(5,289,951)	784,063
Accrued interest receivable	221,018	78,434
Cash surrender value of life insurance	(45,621)	(43,768)
Other assets	779,807	(2,281,594)
Accrued interest payable	(135,157)	(374,384)
Accrued taxes and other liabilities	(36,287))	(881,356)
Net Cash Provided by (Used in) Operating Activities	(121,323)	2,935,802

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in federal funds sold	(53,698)	(58,799)
Proceeds from sales, principal pay-downs and maturities
of investment securities held-to-maturity	5,264,312	14,003,991
Proceeds from sales, principal pay-downs and maturities
of investment securities available-for-sale	45,240,358	33,108,600
Proceeds from redemption of Federal Home Loan
Bank stock	2,094,000	756,300
Purchases of investment securities held-to-maturity	-	(4,131,731)
Purchases of investment securities available-for-sale	(44,450,355)	(19,262,088)
Purchase of other equity securities	(660,000)	-
Net (increase)/decrease in loans	6,424,360	(2,735,776)
Proceeds from sale of other real estate	1,350,037	741,383
Purchases of premises and equipment	(324,472)	(1,906,223)
Net Cash provided by (Used in) Investing Activities	14,884,542	20,515,657

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Continued)

	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in customer deposits	7,103,364	(6,468,182)
Net increase (decrease) in brokered deposits	497,047	195,881
Net increase (decrease) in Federal Home Loan Bank
advances	(23,565,752)	(13,917,177)
Net increase (decrease) in securities sold under
repurchase agreements	(1,845,430)	1,577,490
Increase (decrease) in advances from borrowers
for taxes and insurance	(13,372)	(54,495)
Cash dividends paid	(1,537,536)	(1,531,057)
Common stock issued	107,100	86,700
Fair value of unexercised stock options	6,572	11,479
Net Cash Provided by (Used in) Financing Activities	(19,248,007)	(20,099,361)

NET INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS	(4,484,788)	3,352,098
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	10,303,641	6,951,543
CASH AND DUE FROM BANKS AT END OF YEAR	$5,818,853	$10,303,641
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Income taxes	$(74,320)	$1,254,865
Interest on deposits and borrowings	$5,839,893	$6,834,315

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers to other real estate/other repossessed assets	$3,969,718	$1,128,452

Change in unrealized (gains) losses on
securities available-for-sale	$(558,738)	$269,684

Change in the deferred tax effect in unrealized
gains (losses) on securities available-for-sale	$(208,409)	$100,592

The accompanying notes are an integral part of these financial statements.

NOTE A.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Britton & Koontz Capital Corporation (the “Company”) and its wholly-owned subsidiary, Britton & Koontz Bank, National Association (the “Bank”).  All material inter-company profits, balances and transactions have been eliminated.

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

Realized gains and losses on dispositions of investment securities are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Unrealized gains and losses on investment securities available-for-sale are based on the difference between book value and fair value of each security.  These unrealized gains and losses are reported as a component of comprehensive income in stockholders’ equity, net of the related deferred tax effect.  The Bank marks to market its trading portfolio at the end of each quarter with gains or losses reported to net income.  Such changes in the fair value due to market changes may contribute to volatility in quarterly earnings.  The Bank sold its portfolio of trading securities in early 2008 and does not currently intend to classify future security purchases into this category.

Loans

Loans are stated at the amount of principal outstanding, reduced by unearned income and an allowance for loan losses.  Unearned income on certain installment loans is recognized as income over the terms of the loans by a method which approximates the interest method.  Interest on other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.  Loans are ordinarily placed on non-accrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more; however, management may elect to continue the accrual when the estimated net realizable value of collateral is sufficient to cover the principal balance and the accrued interest.  Any unpaid interest previously accrued on non-accrual loans is reversed from income.  Interest income, generally, is not recognized on loans specifically determined to be impaired unless the likelihood of further loss is remote.  Interest payments received on such loans are applied as a reduction of the loan principal balance.  Interest income on other non-accrual loans is recognized only to the extent of interest payments received.

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

Unrealized losses on loans held-for-sale are charged against income in the period of decline. Such declines are recorded in a valuation allowance account and deducted from the cost basis of the loans.  There were no such losses at December 31, 2010 and 2009.

Gains on loans held-for-sale are recognized when realized.  Gains on sales of loans in the held-for-sale portfolio were $1.1 million and $491 thousand at December 31, 2010 and 2009, respectively.

NOTE A.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses

The allowance is an amount that management believes will be adequate to absorb probable losses inherent in the loan portfolio as of the balance sheet date based on evaluations of the collectability of loans and prior loan loss experience.  The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay.  A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows.  Credits deemed uncollectible are charged to the allowance.  Provisions for loan losses and recoveries on loans previously charged off are adjusted to the allowance.  Past due status is determined based on contractual terms.

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

NOTE A.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
The provision for income taxes is based on amounts reported in the statements of income after exclusion of nontaxable income such as interest on state and municipal securities.  Also, certain items of income and expense are recognized in different time periods for financial statement purposes than for income tax purposes.  Thus, provisions for deferred taxes are recorded in recognition of such temporary differences.

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

The Company files income tax returns in the U. S. federal jurisdiction and various state jurisdictions.  With few exceptions, the Company is no longer subject to federal and state income tax examinations by tax authorities for years before 2007.

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

NOTE A.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	2010	2009
Basic weighted average shares outstanding	2,134,332	2,125,371
Dilutive effect of stock options	609	428
Dilutive weighted average shares outstanding	2,134,941	2,125,799
Net income	$1,912,745	$1,623,629
Net income per share-basic	$0.90	$0.76
Net income per share-dilutive	$0.90	$0.76

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

Interest-Rate Cap Agreements

The Company uses these financial instruments to manage interest rate risk.  There were no interest rate cap agreements in place at December 31, 2010.  The only interest rate cap agreements in place at December 31, 2009, were embedded in the Structured Repurchase Agreements which were entered into with J.P. Morgan Chase Bank, N.A. in 2007.  The cap agreements had expired at December 31, 2010.

 NOTE A.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest-Rate Swap Agreements

The Bank enters into interest-rate swap agreements to modify the interest rate characteristics of its assets and liabilities.  These agreements may involve the receipt or payment of fixed rate amounts in exchange for floating rate interest receipts or payments over the life of the agreement without an exchange of the underlying principal amount.  The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest income or expense.  The related amount payable to or receivable from counter-parties is included in other liabilities or assets.  There were no interest-rate swap agreements in place at December 31, 2010 or 2009.

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

Stock Compensation Plans

The Company measures the cost of employee services received in exchange for an award of equity based instruments based on the grant-date fair value of the award and recognizes the cost over the period during which an employee is required to provide service in exchange for the award.  Note I below sets forth information with respect to stock based awards.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures About Fair Value Measurements,” which added disclosure requirements about transfers in and out of Levels 1 and 2 of the fair value hierarchy, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and Level 3 fair value measurements.  This ASU also requires that Level 3 activity about purchases, sales, issuances, and settlements be presented on a gross basis rather than as a net number.  The Company adopted the provisions of the ASU in preparing its

NOTE A.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

consolidated financial statements at and for the period ended December 31, 2010.  The adoption of the provisions of this ASU, which was subsequently codified into FASB Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company’s results of operations or financial position.

In April 2010, the FASB issued ASU 2010-18, “Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset” (“ASU 2010-18”).  ASU 2010-18 allows for the one-time election to terminate accounting for loans as a pool under ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”).  This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.  ASU 2010-18 is effective for modifications of loans accounted for within pools under ASC 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The adoption of ASU 2010-18 did not have an impact on the Company’s results of operations, financial position or disclosures.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivable and the Allowance for Credit Losses” (“ASU 2010-20”).  ASU 2010-20 requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables.  The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables.  Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable.  Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. The ASU is effective for interim and reporting periods ending on or after December 15, 2010 and the disclosures have been included in these financial statements for the year ended December 31, 2010.  As the adoption of ASU 2010-20 amends only the disclosure requirements for loans and leases and the allowance for credit losses, the adoption had no impact on the Company’s results of operations or financial position.

Reclassifications

Certain reclassifications have been made to the 2009 consolidated financial statements in order to conform to the classifications adopted for reporting in 2010.

Subsequent Event

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements.

NOTE B.                      INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities classified as held-to-maturity at December 31, 2010, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of State and
Political Subdivisions	$31,747,346	$558,246	$(200,170)	$32,105,422
Mortgage-Backed Securities	8,013,410	490,931	-	8,504,341
Total	$39,760,756	$1,049,177	$(200,170)	$40,609,763

The amortized cost and approximate fair value of investment securities classified as available-for-sale at December 31, 2010, are summarized as follows:
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of State and
Political Subdivisions	$7,366,392	$95,289	$(289,191)	$7,172,490
Mortgage-Backed Securities	62,346,074	3,421,198	(60,622)	65,706,650
Obligations of Other U.S.
Government Sponsored Agencies	24,538,510	42,797	(152,037)	24,429,270
Total	$94,250,976	$3,559,284	$(501,850)	$97,308,410

NOTE B.                      INVESTMENT SECURITIES  (Continued)

The amortized cost and approximate fair value of investment securities classified as held-to-maturity at December 31, 2009, are summarized as follows:
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of State and
Political Subdivisions	$33,621,558	$758,162	$(253,581)	$34,126,138
Mortgage-Backed Securities	11,406,356	464,451	-	11,870,807
Total	$45,027,914	$1,222,613	$(253,581)	$45,996,945

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

NOTE B.                      INVESTMENT SECURITIES  (Continued)

The aggregate fair value and aggregate unrealized losses on securities whose fair values were below book values as of December 31, 2010, are summarized below.  Due to the nature of the investment and current market prices, these unrealized losses are considered a temporary impairment of the securities.

As of December 31, 2010, there were twenty-one securities included in held-to-maturity and twenty-three securities included in available-for-sale.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Held-to-Maturity:
Obligations of
State and Political
Subdivisions (21)	$8,828,777	$(168,632)	$468,462	$(31,538)	$9,297,239	$(200,170)
Total	$8,828,777	$(168,632)	$468,462	$(31,538)	$9,297,239	$(200,170)

Available for Sale:
Obligations of
State and Political
Subdivisions (12)	$1,038,994	$(19,365)	$2,637,651	$(269,826)	$3,676,645	$(289,191)
Mortgaged-backed Securities (4)	9,440,517	(60,622)	-	-	9,440,517	(60,622)
Obligations of Other U.S. Government Sponsored Agencies (7)	17,857,740	(152,037)	-	-	17,857,740	(152,037)
Total	$28,337,251	$(232,024)	$2,637,651	$(269,826)	$30,974,902	$(501,850)

The aggregate fair value and aggregate unrealized losses on securities whose fair values were below book values as of December 31, 2009, are summarized below.  Due to the nature of the investment and current market prices, these unrealized losses are considered a temporary impairment of the securities.

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

The unrealized losses in the Company’s investment portfolio, caused by interest rate increases, are not credit issues and are deemed to be temporary.  Cash flows from mortgage-backed securities and other U.S. government sponsored agencies are guaranteed by the full faith and credit of the United States or by an agency of the United States government.   The Company does not have the intent to sell and, more likely than not, will not be required to sell, these securities prior to maturity.  Thus the Company is not required to record any loss on the securities.  However, asset/liability strategies may occasionally result in the Company adjusting the available-for-sale portfolio duration through sales of a portion of the portfolio.

The amortized cost and approximate fair value of investment debt securities at December 31, 2010, by contractual maturity are shown below.

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

NOTE B.                      INVESTMENT SECURITIES  (Continued)

	Mortgage Backed Securities
	Held-to-Maturity			Available-for-Sale
	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value
Due after 5 years through 10	5.301%	$684,034	$734,804	4.206%	$730,389	$764,952
Due after 10 years	5.249%	7,329,376	7,769,537	4.914%	61,615,685	64,941,698
Total	5.253%	$8,013,410	$8,504,341	4.906%	$62,346,074	$65,706,650

	Obligations of Other U.S. Government Sponsored Entities
	Held-to-Maturity			Available-for-Sale
	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value
Due after 1 year through 5	-	$-	$-	1.119%	$21,009,777	$20,876,580
Due after 10 years	-	-	-	2.929%	3,528,733	3,552,690
Total	-	$-	$-	1.379%	$24,538,510	$24,429,270

	Obligations of State and Political Subdivisions
	Held-to-Maturity			Available-for-Sale
	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value
Due in 1 year or less	-	$-	$-	-	$-	$-
Due after 1 year through 5	6.762%	6,646,658	6,834,857	2.662%	388,974	391,260
Due after 5 years through 10	7.061%	10,339,943	10,651,510	5.147%	955,327	955,759
Due after ten years	6.322%	14,760,745	14,619,056	7.035%	6,022,090	5,825,471
Total	6.655%	$31,747,346	$32,105,422	6.559%	$7,366,392	$7,172,490

NOTE B.                      INVESTMENT SECURITIES  (Continued)

Equity securities at December 31, 2010 and 2009, include the following: FHLB stock of $1,010,700 and $2,437,600 for 2010 and 2009, respectively; Federal Reserve Bank stock of $521,700 for 2010 and 2009; First National Bankers Bank stock in the amount of $47,800 for 2010 and 2009; an investment in Enterprise Corporation of the Delta Investments, LLC of $100,000 in 2010 and 2009 and a $155,000 investment in B&K Statutory Trust for both years. Redemptions of stock in the FHLB during 2010 and 2009 amounted to $1,870,931 and $756,300, respectively, due to the declining borrowed funds level.  The FHLB, Federal Reserve Bank and First National Bankers Bank stocks are considered restricted stock as only banks, which are members of these organizations, may acquire or redeem them.  The stock is redeemable at its face value; therefore, there are no gross unrealized gains or losses associated with these investments.

Investment securities with an amortized cost of approximately $107,399,000 (approximate fair value $111,333,000) at December 31, 2010, and approximately $108,047,000 (approximate fair value $111,626,000) at December 31, 2009, were pledged to collateralize public deposits and for other purposes as required or permitted by law or agreement.

NOTE C.                      LOANS AND ALLOWANCE FOR LOAN LOSSES

The Bank’s loan portfolio (rounded to the nearest thousand) at December 31, 2010 and 2009, consists of the following:

	2010	2009
Commercial, Financial and Agricultural	$24,661,000	$25,606,000
Commercial Real Estate	108,856,000	120,983,000
Residential	78,671,000	73,082,000
Consumer	4,204,000	4,806,000
Overdrafts	247,000	124,000
Total loans	$216,639,000	$224,601,000

Impaired loans on which accrual of interest has been discontinued or reduced were approximately $7,510,000 and $8,709,000 at December 31, 2010, and 2009, respectively.  If interest on these impaired loans had been accrued, the income would have approximated $373,000 in 2010 and $425,000 in 2009.  The related allowance amount on impaired loans at December 31, 2010, was approximately $1,055,864 compared to $2,112,836 at December 31, 2009.  Loans which are contractually 90 days or more past due as of December 31, 2010 and 2009, and still accruing interest were approximately $484,154 and $1,003,944, respectively.

In the ordinary course of business, the Bank makes loans to its executive officers, principal stockholders, directors and to companies in which these borrowers are principal owners.  Loans outstanding to such borrowers (including companies in which they are principal owners) amounted to $408,109 and $957,807 at December 31, 2010 and 2009, respectively.  These loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectability or present other unfavorable features.

NOTE C.                      LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The aggregate amount of loans to such related parties for 2010 and 2009 is as follows:

	2010	2009
Balance at January 1	$957,807	$1,394,093
New Loans	146,003	418,645
Repayments	(552,869)	(854,931)
Transfers out	(142,832)	-
Balance at December 31	$408,109	$957,807

Management segregates the loan portfolio into portfolio segments which is defined as the level at which the Bank develops and documents a systematic method for determining its allowance for loan losses.  The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type.  Such risk factors are periodically reviewed by management and revised as deemed appropriate.  The following table sets forth, as of December 31, 2010, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually.  The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

NOTE C.                      LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Allowance for Credit Losses and Recorded Investment in Financing Receivables
For the Year Ended December 31, 2010

		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Allowance for credit losses:

Beginning balance	$631,065	$2,476,025	$161,172	$300,750	$309,726	$3,878,738
Charge-offs	(523,284)	(2,496,345)	(24,381)	(165,350)	-	(3,209,360)
Recoveries	48,477	6,336	4,427	16,521	-	75,761
Provision	220,688	1,484,676	(114,628)	353,594	(269,326)	1,675,004
Ending balance	$376,946	$1,470,692	$26,590	$505,515	$40,400	$2,420,143

Ending balance: individually
evaluated for impairment	$131,663	$784,382	$-	$139,819	$-	$1,055,864

Ending Balance: collectively
evaluated for impairment	$245,283	$686,310	$26,590	$365,696	$40,400	$1,364,279

Ending Balance: loans acquired with
deteriorated credit quality	$-	$-	$-	$-	$-	$-

Financing receivables:
Ending balance	$24,661,000	$108,856,000	$4,451,000	$78,671,000	$-	$216,639,000

Ending balance: individually
evaluated for impairment	$364,163	$6,862,175	$24,028	$259,406	$-	$7,509,772

Ending balance: collectively
evaluated for impairment	$24,296,837	$101,993,825	$4,426,972	$78,411,594	$-	$209,129,228

Ending balance: loans acquired with
deteriorated credit quality	$-	$-	$-	$-	$-	$-

NOTE C.                      LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An analysis of the allowance for loan losses as of December 31, 2009 is as follows:

2009
Balance at January 1	$2,397,802
Credits charged off:
Commercial, Financial and Agricultural	(139,581)
Real Estate – Construction	(275,364)
Real Estate – Residential	(138,421)
Real Estate – Other	(1,456,360)
Installment Loans	(59,873)
Total Charge-Offs	(2,069,599)
Recoveries:
Commercial, Financial and Agricultural	25,159
Real Estate – Construction	10,033
Real Estate – Residential	88,490
Real Estate - Other	-
Installment Loans	6,853
Total Recoveries	130,535
Net Credits Charged Off	(1,939,064)
Provision for Loan Losses	3,420,000
Balance at December 31	$3,878,738

NOTE C.                      LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Management further disaggregates the loan portfolio segments into classes, which are based on the initial measurement of the loan, risk characteristics of the loan and the method for monitoring and assessing the credit risk of the loan.

As of December 31, 2010 and 2009, loan balances outstanding more than 90 days and still accruing interest amounted to $484 thousand and $1.0 million, respectively.  As of December 31, 2010 and 2009, non-accrual loans were $7.5 million and $8.7 million, respectively.  The Bank considers all loans more than 90 days past due as non-performing loans.

The following table presents, by class, qualitative and quantitative information concerning the credit quality of financing receivables by credit quality indicators as of December 31, 2010.

Credit Quality Indicators
As of December 31, 2010

	Performing	Non-Performing	Total

Commercial	$24,296,837	$364,163	$24,661,000
Consumer	4,426,783	24,217	4,451,000

Real Estate
Construction and Development
1-4 family residential	10,641,000	-	10,641,000
Other construction loans	17,521,218	911,782	18,433,000
Commercial Real Estate
Owner occupied	37,311,142	2,777,858	40,089,000
Non-owner occupied	46,759,883	3,574,117	50,334,000
Residential
1-4 family residential	54,622,211	341,789	54,964,000
Multi-family	13,066,000	-	13,066,000

Total	$208,645,074	$7,993,926	$216,639,000

NOTE C.                      LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents, by class, an analysis of the age of the recorded investment in financing receivables that are past due based on the Company’s review policy along with financing receivables past due 90 days or more and still accruing as of December 31, 2010.

Aged Analysis of Past Due Financing Receivables
As of December 31, 2010

	30-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Financing Recievable	Recorded Investment > 90 Days and Accruing
Commercial	$67,563	$188,594	$256,157	$24,404,843	$24,661,000	$-
Consumer	52,579	24,217	76,796	4,374,204	4,451,000	189

Real Estate:
Construction & Development:
1-4 Family Residential	833,395	-	833,395	9,807,605	10,641,000	-
Other Construction Loan	190,430	911,782	1,102,212	17,330,788	18,433,000	483,965
Commercial Real Estate:
Owner Occupied	1,548,589	3,574,117	5,122,706	34,966,294	40,089,000	-
Non-Owner Occupied	-	-	-	50,334,000	50,334,000	-
Residential:
1-4 Family Residential	700,210	140,467	840,677	54,123,323	54,964,000	-
Multi-family	-	-	-	13,066,000	13,066,000	-
Total	$3,392,766	$4,839,177	$8,231,943	$208,407,057	$216,639,000	$484,154

NOTE C.                      LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents, by class, information regarding the recorded investment in financing receivables that have been placed on non-accrual status as of December 31, 2010.

Financing Receivables on Non-Accrual Status
As of December 31, 2010

2010

Commercial	$364,163
Consumer	24,028
Real Estate:
Construction and Development:
1-4 Family Residential	-
Other Construction Loans	427,817
Commercial Real Estate
Owner Occupied	2,777,858
Non-owner Occupied	3,574,117
Residential
1-4 Family Residential	341,789
Multi-family	-
Total	$7,509,772

NOTE C.                      LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents, by class, for loans that meet the definition of an impaired loan in paragraphs ASC 310-10-35-16 through 35-17 for the year ended December 31, 2010, (1) the recorded investment in impaired loans for which there is a related allowance for credit loss, (2) the recorded investment in impaired loans for which there is not a related allowance for credit loss and (3) the total unpaid principal balance in the impaired loan.  Additionally, the table includes the average recorded investment in the impaired loan and the amount of interest income recognized using a cash basis method of accounting during the time within that period that the loans were impaired.

Impaired Loans
For Year Ended December 31, 2010

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$-	$-	$-	$-	$-
Consumer	26,370	-	-	26,498	-
Real Estate:
Construction and Development:
1-4 Family Residential	-	-	-	-	-
Other Construction Loans	330,703	556,817	-	590,120	-
Commercial Real Estate:
Owner Occupied	1,398,337	1,273,530	-	1,302,045	21,113
Non-Owner Occupied	-	-	-	-	-
Residential:
1-4 Family Residential	202,904	128,219	-	213,837	7,533
Multifamily	-	-	-	-	-

With Related Allowance Recorded:
Commercial	387,464	364,163	131,663	373,183	2,898
Consumer	-	-	-	-	-
Real Estate:
Construction and Development:
1-4 Family Residential	-	-	-	-	-
Other Construction Loans	170,968	454,000	45,500	171,396	-
Commercial Real Estate:
Owner Occupied	1,612,482	1,731,769	179,765	1,569,355	17,482
Non-Owner Occupied	3,707,323	3,574,117	559,117	3,707,323	-
Residential:
1-4 Family Residential	203,813	192,467	139,819	222,159	2,504
Multifamily	-	-	-	-	-

Total
Commercial	387,464	364,163	131,663	373,183	2,898
Consumer	26,370	-	-	26,498	-
Real Estate:
Construction and Development:
1-4 Family Residential	-	-	-	-	-
Other Construction Loans	501,671	1,010,817	45,500	761,516	-
Commercial Real Estate:
Owner Occupied	3,010,819	3,005,299	179,765	2,871,400	38,595
Non-Owner Occupied	3,707,323	3,574,117	559,117	3,707,323	-
Residential:
1-4 Family Residential	406,717	320,686	139,819	435,996	10,037
Multifamily	-	-	-	-	-
	$8,040,364	$8,275,082	$1,055,864	$8,175,916	$51,530

NOTE D.                       LOAN SERVICING

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were approximately $8,991,934 and $10,509,814 in 2010 and 2009, respectively.

NOTE E.                      BANK PREMISES AND EQUIPMENT

A summary of Bank premises and equipment is as follows:

	2010	2009
Buildings and Improvements	$8,165,338	$8,124,305
Furniture and Equipment	6,251,420	6,149,909
	14,416,758	14,274,214
Less: Accumulated Depreciation	(8,369,162)	(7,612,867)
Land	1,551,481	1,369,553
Bank Premises and Equipment, Net	$7,599,077	$8,030,900

The provision for depreciation charged to operating expenses was $756,295 and $798,158 for the years ended December 31, 2010 and 2009, respectively.

NOTE F.                      TRUST DEPARTMENT ASSETS

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

NOTE G.                      DEPOSITS

Deposits at December 31, 2010 and 2009 consisted of the following:

	2010	2009
Non-Interest Bearing Demand Deposits	$45,634,123	$49,847,304
NOW Accounts	66,650,551	57,815,246
Money Market Deposit Accounts	36,140,259	30,563,856
Savings Accounts	19,098,255	18,259,388
Certificates of Deposit	91,019,342	94,456,326
	$258,542,530	$250,942,120

NOTE G.                      DEPOSITS (Continued)

Maturities of certificates of deposit of $100,000 or more outstanding at December 31, 2010 and 2009, are summarized as follows:

	2010	2009
Time Remaining Until Maturity:
Three Months or Less	$8,916,552	$16,319,474
Over Three Through Six Months	11,371,781	6,517,440
Over Six Through Twelve Months	16,876,882	14,213,515
Over Twelve Months	3,784,489	3,628,905
	$40,949,704	$40,679,334

The approximate scheduled maturities of certificates of deposits for each of the next five years are:

2011	$79,514,477
2012	6,522,938
2013	2,563,660
2014	1,870,595
2015	547,673
$91,019,343

Interest expense on certificates of deposit greater than $100,000 was approximately $606,000 and $1,106,000 for the years ended December 31, 2010 and 2009, respectively.  The public fund deposits were $42,254,956 and $43,882,717 at December 31, 2010 and 2009, respectively.

NOTE H.                      BORROWINGS

Federal Home Loan Bank Advances:

During 2010 and 2009, the Bank received advances from and remitted payments to the FHLB.  These advances are collateralized by a portion of the Bank’s one-to-four family residential mortgage portfolio, certain secured commercial loans and certain investment securities in accordance with the Advance Security and Collateral Agreement with the FHLB.  The following provides information regarding outstanding FHLB advances:

Advances outstanding at December 31, 2010 and 2009, consist of five fixed-rate loans totaling $9,000,000 with interest rates ranging from 2.658% to 3.546%.  The maturities on these loans are longer-term and range from May 29, 2012, to October 6, 2014.  At December 31, 2009, the Bank had one amortizing loan with a balance of $4,754 with a rate of 4.963% and a maturity of September 1, 2010.

In addition to the term advances, the Company had overnight borrowings of $8,457,000 at December 31, 2010 and $32,018,000 at December 31, 2009.

NOTE H.                      BORROWINGS (Continued)

Annual maturities for the next five years as of December 31, 2010, are as follows:

2011	$8,457,000
2012	2,000,000
2013	-
2014	7,000,000
2015	-
$17,457,000

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

NOTE I.                      EMPLOYEE BENEFIT PLANS

The Bank has an employee stock ownership plan which is designed to invest primarily in employer stock.  All employees of the Bank with one year of service and who are at least 21 years old are covered, and are fully vested after six years of service.  Employer contributions are determined annually at the discretion of the Board of Directors and are allocated among participants on the basis of their total annual compensation.  Dividends on stock owned by the plan are recorded as a reduction of retained earnings.  There were no Company contributions to the plan for the years 2010 or 2009.  The plan owned 85,373 and 86,645 shares of Company stock, as of December 31, 2010 and 2009, respectively.

The overall cost to the plan for the years ended December 31, 2010 and 2009, was $9.46 and $9.36 per share, respectively.

Employees age 21 and older are eligible to participate in a 401(k) plan established by the Bank.  Under this plan, employees may defer a percentage of their salaries, subject to limits based on federal tax laws. These deferrals are immediately vested.  Employer matching and profit sharing contributions are non-mandatory and 100% vested after six years.  Employer contributions to the plan are made at the discretion of the Board of Directors and aggregated $122,673 and $120,294 for the years ended December 31, 2010 and 2009, respectively.

The Company maintains a long-term incentive plan, the Britton Koontz Capital Corporation 2007 Long-Term Incentive Compensation Plan (the “2007 LTIP”), in which all employees of the Company and its subsidiaries may participate. The plan is administered by a committee of at least two non-employee directors appointed by the full Board of Directors.  The 2007 LTIP was approved by the Company’s shareholders on April 24, 2007, and replaced the Company’s 1996 Long-Term Incentive Plan (the “1996 LTIP”).  There were 86,630 shares remaining available for grant or award under the 1996 LTIP that have been added to the shares available for grant or award under the 2007 LTIP.  The Company has granted options to purchase a total of 135,143 shares, including 98,643 from the 1996

NOTE I.                      EMPLOYEE BENEFIT PLANS (Continued)

LTIP and 36,500 from the 2007 LTIP.  An aggregate of 70,380 shares remained available for grant or award at December 31, 2010, under the 2007 LTIP.  The Company awarded 9,000 shares of restricted stock during 2010, but it did not grant any stock options in 2010.  Options to acquire 27,120 shares were outstanding and exercisable as of December 31, 2010.

The summary of stock option activity is shown below:

	Options Outstanding	Weighted Average Exercise Price
December 31, 2008	27,120	$17.48
Options granted	5,000	10.20
Options expired	-	-
Options forfeited	-	-
December 31, 2009	32,120	$16.35
Options granted	-	-
Options expired	(5,000)	18.00
Options forfeited	-	-
December 31, 2010	27,120	$16.04

The following table summarizes information about stock options outstanding at December 31, 2010:

Exercise Price	Options Outstanding	Remaining Contractual Life
$ 10.20	5,000	1.1 years
19.02	14,000	1.4 years
14.50	8,120	0.9 years

The fair value of each option is estimated on the grant date using the Black-Scholes option pricing model.  The following assumptions were made in estimating fair values in 2010 and 2009.

Assumption	2010	2009
Dividend yield	6.34%	5.45%
Risk free rate	1.40%	1.33%
Expected life	2.5 years	2.5 years
Expected volatility	57.85%	72.94%

Share-based transactions are measured at the fair value of the equity instrument issued.  Net income for 2010 and 2009 was reduced by $66,000 and $38,000, respectively, due to valuing stock options.

The Bank maintains a Salary Continuation Agreement with its chief executive officer.  The agreement provides equal annual benefits for a period of 15 years following the later of (1) his attainment of age 65, or (2) his retirement.  The amount of the benefit is fixed and is based on the chief executive’s age when his employment ceases; the maximum annual benefit that he may receive under the plan is

NOTE I.                      EMPLOYEE BENEFIT PLANS (Continued)

$40,000.  The chief executive is fully vested in his benefit.  If the chief executive dies while he is employed, his beneficiaries will be paid an annual benefit equal to $40,000 during the 15-year period following his date of death.  If he dies after his installment payments have commenced, his beneficiaries will receive the remaining payments.  The benefit under the Salary Continuation Agreement is subject to forfeiture if the chief executive is terminated for cause.  The agreement also contains a non-competition covenant during the three-year period after his employment ceases for any reason.  If he breaches this covenant, the Bank may cease all further payments.  The Bank is also currently paying benefits to a retired executive officer pursuant to a salary continuation agreement.  The financial statements for the years ended December 31, 2010 and 2009, include salary continuation expenses of $38,912 and $37,080, respectively.

NOTE J.                      LEASES

The Bank leases two branch offices as well as parking space under operating leases which expire in various years through 2014.  Rent expense was $139,779 and $114,715 in 2010 and 2009, respectively.

The future minimum rental commitments for these leases at December 31, 2010, are as follows:

2011	$142,761
2012	142,761
2013	120,813
2014	35,065
$441,400

NOTE K.                      INCOME TAXES

The provision/(benefit) for income taxes included in the consolidated statements of income is as follows for the years ended December 31, 2010 and 2009:

	2010	2009
Current	$(252,103)	$375,192
Deferred	485,249	(444,865)
	$233,146	$(69,673)

The provision/(benefit) for federal income taxes differs from that computed by applying the federal statutory rate of 34% in 2010 and 2009 as indicated in the following analysis:

	2010	2009
Tax Based on Statutory Rate	$729,603	$528,345
State Taxes	(32,255)	30,328
Effect of Tax-Exempt Income	(573,870)	(599,389)
Other	109,668	(28,957)
	$233,146	$(69,673)

The net deferred tax liability of $1,329,565 in 2010 and $1,052,725 in 2009 is included in accrued taxes and other liabilities.  The net deferred tax asset and liability consist of the following components at December 31, 2010 and 2009:

	2010	2009
Deferred Tax Liabilities:
Unrealized gain on available-for-sale securities	$(1,140,423)	$(1,348,832)
Depreciation	(849,097)	(948,554)
Federal Home Loan Bank dividends	(20,252)	(100,809)
	(2,009,772)	(2,398,195)
Deferred Tax Assets:
Provision for loan losses	482,785	1,156,968
Deferred Compensation	145,670	136,751
Other	51,752	51,751
	680,207	1,345,470
Net Deferred Tax Liability	$(1,329,565)	$(1,052,725)

NOTE K.                      INCOME TAXES (Continued)

A summary of the changes in the net deferred tax asset (liability) for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
Balance at beginning of year	$(1,052,725)	$(1,396,998)
Deferred tax expense, charged to operations	(485,249)	444,865
Other comprehensive income, charged to equity	208,409	(100,592)
Balance at end of year	$(1,329,565)	$(1,052,725)

NOTE L.                      SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

At December 31, 2010 and 2009, the Bank had sold various investment securities with an agreement to repurchase these securities at various times.  The underlying securities are U.S. Government obligations and obligations of other U.S. Government agencies and corporations with a book value of approximately $59 million, and an approximate fair value of $62 million.  These securities generally remain under the Bank’s control and are included in investment securities.  At December 31, 2010, these securities had coupon rates ranging from 1.05% to 5.50% and maturity dates ranging from 2013 to 2037.  The related liability to repurchase these securities, included in securities sold under repurchase agreements, was $51 million at December 31, 2010, and $53 million at December 31, 2009.

The Company has entered into two $20 million transactions with JPMorgan Chase Bank, N.A. (“Chase”). The remaining liability of $11 million in 2010 and $13 million in 2009 primarily includes agreements that the Company has entered into with local customers for overnight sweep accounts and term repurchase agreements with rates ranging from .25% to 1.25%.  The maximum amount of outstanding agreements at any month-end was $54 million and $53 million during 2010 and 2009, respectively.  The monthly average amount of outstanding agreements was $52 million and $51 million during 2010 and 2009, respectively.

NOTE M.                      REGULATORY MATTERS

The primary source of the Company’s revenue is dividends from the Bank.  Federal banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company.  Under federal law, the directors of a national bank, after making proper deduction for all expenses and other deductions required by the Comptroller of the Currency, may credit net profits to the bank’s undivided profits account, and may declare a dividend from that account of so much of the net profits as they judge expedient.  The Comptroller and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings.  The Bank’s ability to pay dividends is also limited by prudence, statutory and regulatory guidelines, and a variety of other factors.  At December 31, 2010, $2.4 million was available for dividends out of current operating earnings.

NOTE M.                      REGULATORY MATTERS (Continued)

Federal Reserve regulations limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations.  At December 31, 2010, the maximum amount available for transfer from the Bank to the Company in the form of loans on a secured basis was $2.4 million.  There were no loans outstanding from the Bank to the Company at December 31, 2010.  Any such distribution is also subject to the requirements described in the following paragraphs.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital and Tier I capital to risk-weighted assets and of Tier I capital to average assets.  Management believes, as of December 31, 2010, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

The most recent regulatory notification categorized the Bank as well capitalized under the regulatory capital framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s (consolidated) and the Bank’s actual capital amounts and ratios as of December 31, 2010 and 2009, are presented in the following table.

NOTE M.                      REGULATORY MATTERS (Continued)

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2010
Total Capital (to Risk-
Weighted Assets)
Consolidated	$45,092	17.84%	$20,216	8.00%	N/A	N/A
The Bank	$42,323	16.76%	$20,197	8.00%	$25,246	10.00%
Tier I Capital (to Risk-
Weighted Assets)
Consolidated	$42,672	16.89%	$10,108	4.00%	N/A	N/A
The Bank	$39,903	15.81%	$10,099	4.00%	$15,148	6.00%
Tier I Capital (to Average
Assets)
Consolidated	$42,672	11.57%	$14,749	4.00%	N/A	N/A
The Bank	$39,903	10.90%	$14,639	4.00%	$18,298	5.00%

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
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

NOTE N.                      COMMITMENTS AND CONTINGENCIES

The Bank is a party to financial instruments with off-balance-sheet risk entered into in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit, which are not included in the accompanying consolidated financial statements.  Commitments to extend credit are agreements to lend money at fixed and variable rates with fixed expiration dates or termination clauses.  The Bank applies the same credit standards used in the lending process when extending these commitments, and periodically reassesses the customer’s creditworthiness through ongoing credit reviews.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Collateral is obtained based on the Bank’s assessment of the transaction.  At December 31, 2010 and 2009, the Bank’s commitments to extend credit totaled $38,844,486 and $43,423,096, respectively.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk and collateralization policy involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Bank had total unfunded letters of credit of $4,427,377 and $4,373,546 as of December 31, 2010 and 2009, respectively.

The Bank is required to maintain average reserves at the Federal Reserve Bank.  This requirement approximated $275,000 at December 31, 2010.  The Bank is in compliance with this requirement.

There were $6,074,014 and $784,063 loans held for sale at December 31, 2010 and December 31, 2009, respectively.

The Bank has outstanding lines of credit with several of its correspondent banks available to assist in the management of short-term liquidity.  At December 31, 2010, the total available lines of credit were $36 million with an outstanding balance of $ -0- as reflected on the consolidated balance sheet.  Additionally, the Bank has available borrowing capacity of $62 million at the Federal Home Loan Bank and $15 million at the Federal Reserve Discount Window.

The Company and its wholly owned subsidiary, the Bank, are involved in certain litigation incurred in the normal course of business.  In the opinion of management and legal counsel, liabilities arising from such claims, if any, would not have a material effect upon the Company’s consolidated financial statements.

NOTE O.                      CONCENTRATIONS OF CREDIT

Substantially all of the Bank’s loans, commitments, and standby letters of credit have been granted to customers in the Bank’s market area.  The majority of investments in state and municipal securities involve governmental entities in and around the Bank’s market area.  The concentrations of credit by type of loan are set forth in Note C, and there are no other concentrations of credit other than those in the categories set forth in Note C.  The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit are granted primarily to commercial borrowers.  The Bank maintains deposit accounts and federal funds sold with correspondent banks which may, periodically, exceed the federally insured amount.

NOTE P.                      DIVIDENDS

The Bank paid dividends to the Company amounting to $1,200,000 and $0 for the years ended December 31, 2010 and 2009, respectively.

NOTE Q.                      INTEREST RATE RISK MANAGEMENT

There were no interest rate swaps at December 31, 2010 and December 31, 2009.

NOTE R.                      FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Disclosures

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is based on the assumptions market participants would use when pricing the asset or liability.  A fair value hierarchy has been established that prioritizes the inputs used to develop those assumptions and measure fair value.  The hierarchy requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs.  The three levels of inputs used to measure fair value are as follows:

•	Level 1 - Includes the most reliable sources, and includes quoted prices in active markets for identical assets or liabilities.

•
Level 2 - Includes observable inputs.  Observable inputs include inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates) as well as inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

•	Level 3 - Includes unobservable inputs and should be used only when observable inputs are unavailable.

Since the assumptions used in measuring fair value significantly affect fair value measurements, the fair value estimates may not be realized in an immediate settlement of the instrument.  In addition, in accordance with generally accepted accounting principles, certain financial instruments and all non-financial instruments are excluded from these disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments - For short-term instruments, the carrying amount is a reasonable estimate of fair value.

NOTE R.                      FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Securities - Fair value of securities is based on quoted market prices.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.  Investment securities also include equity securities that are not traded in an active market.  The fair value of these securities equals their carrying value.

Loans - The fair value for loans is estimated using discounted cash flow analyses, with interest rates currently being offered for similar loans to borrowers with similar credit rates.  Loans with similar classifications are aggregated for purposes of the calculations.  The allowance for loan losses, which was used to measure the credit risk, is subtracted from loans.

Cash Surrender Value of Life Insurance – The fair value approximates its carrying value which is based on cash surrender values indicated by insurance companies.

Deposits - The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable at the reporting date.  The fair value of fixed-maturity certificates of deposit is estimated using discounted cash flow analyses, with interest rates currently offered for deposits of similar remaining maturities.

Borrowings - The fair value of FHLB advances is estimated using the rates currently offered for advances of similar maturities.

Securities Sold Under Repurchase Agreements – The fair value approximates its carrying value.

Commitments to Extend Credit and Standby Letters of Credit - The fair values of commitments to extend credit and standby letters of credit do not differ significantly from the commitment amount and are therefore omitted from this disclosure.

The estimated approximate fair values of the Bank’s financial instruments as of December 31, 2010 and 2009 are as follows:

NOTE R.                      FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(dollars in Thousands)
Financial Assets:
Cash and due from banks	$5,819	$5,819	$10,304	$10,304
Federal funds sold	112	112	59	59
Investment securities:
Held-to-maturity	39,761	40,610	45,028	45,997
Available-for-sale	97,308	97,308	98,300	98,300
Equity securities	1,835	1,835	3,262	3,262
Cash surrender value of life insurance	1,145	1,145	1,099	1,099
Loans, net	214,219	218,739	220,723	223,095

Financial Liabilities:
Deposits	258,543	259,192	250,942	251,628
Short-term borrowings	8,457	8,456	32,023	32,019
Long-term borrowings	9,000	9,368	9,000	9,074
Securities sold under
repurchase agreements:
Retail	11,366	11,364	13,211	13,210
Structured	40,000	43,506	40,000	43,348
Junior subordinated debentures	5,155	5,155	5,155	5,155

Recurring Basis

Fair values of investment securities available for sale were primarily measured using information from a third-party pricing service.  This pricing service provides information by utilizing evaluated pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data from market research publications.

The following table presents the balance of assets measured on a recurring basis as of December 31, 2010 and 2009.  The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

NOTE R.                      FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010:
Mortgage Backed Securities	$65,706,650	$0.00	$65,706,650	$0.00
Obligation of State and Political Subdivision	7,172,490	0.00	7,172,490	0.00
Obligations of Other U.S. Government Sponsored Agencies	24,429,270	0.00	24,429,270	0.00
Total	$97,308,410	$0.00	$97,308,410	$0.00
December 31, 2009:
Mortgage Backed Securities	$87,992,557	$0.00	$87,992,557	$0.00
Obligation of State and Political Subdivision	6,833,035	0.00	6,833,035	0.00
Obligations of Other U.S. Government Sponsored Agencies	3,474,660	0.00	3,474,660	0.00
Total	$98,300,252	$0.00	$98,300,252	$0.00

Nonrecurring Basis

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine fair value at the measurement date in the table below.  The Company did not record any liabilities at fair value for which measurement of the fair value was made on a non-recurring basis.

The fair value of impaired loans is measured at the fair value of the collateral for collateral-dependent loans.   Impaired loans are Level 2 assets measured using appraisals from external parties of the collateral less any prior liens.  Repossessed assets are initially recorded at fair value less estimated costs to sell.  The fair value of repossessed assets is based on property appraisals and an analysis of similar properties available.  As such, the Bank records repossessed assets as Level 2.

NOTE R.                      FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010:
Assets:
Impaired Loans	$6,453,908	$0.00	$6,453,908	$0.00
Repossessed Assets	3,303,189	0.00	3,303,189	0.00
Total	$9,757,097	$0.00	$9,757,097	$0.00

December 31, 2009:
Assets:
Impaired Loans	$6,596,222	$0.00	$6,596,222	$0.00
Repossessed Assets	815,207	0.00	815,207	0.00
Total	$7,411,429	$0.00	$7,411,429	$0.00

NOTE S.	CONDENSED FINANCIAL INFORMATION OF
BRITTON & KOONTZ CAPITAL CORPORATION

The financial information of Britton & Koontz Capital Corporation, parent company only, is as follows:

BALANCE SHEETS

	December 31
	2010	2009
ASSETS:
Cash	$2,408,344	$3,010,844
Investment in subsidiaries	42,474,012	41,894,066
Other assets	207,584	93,901
TOTAL ASSETS	$45,089,940	$44,998,811
LIABILITIES:
Junior subordinated debentures	$5,155,000	$5,155,000
Other liabilities	2,967	2,922
TOTAL LIABILITIES	5,157,967	5,157,922
STOCKHOLDERS’ EQUITY	39,931,973	39,840,889
TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY	$45,089,940	$44,998,811

STATEMENTS OF INCOME

	Years Ended December 31,
	2010	2009
REVENUE:
Dividend Received:
Britton & Koontz Bank, N.A.	$1,200,000	$-
Other income	2,766	3,383
	1,202,766	3,383
EXPENSES	349,704	319,993
	853,062	(316,610)
INCOME TAX EXPENSE (BENEFIT)	(129,408)	(118,989)
	982,470	(197,621)
EQUITY IN UNDISTRIBUTED EARNINGS:
Britton & Koontz Bank, N.A.	928,937	1,821,699
B&K Title Insurance Agency, Inc.	1,338	(449)
NET INCOME	$1,912,745	$1,623,629

NOTE S.	CONDENSED FINANCIAL INFORMATION OF
BRITTON & KOONTZ CAPITAL CORPORATION (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,912,745	$1,623,629
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity on undistributed earnings
and losses of subsidiaries	(930,275)	(1,821,250)
(Increase)/decrease in other assets	(113,683)	42,948
Increase/(decrease) in other liabilities	45	(1,045)
Net Cash Provided by (Used in) Operating Activities	868,832	(155,718)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,537,535)	(1,531,057)
Fair value of stock options	6,572	11,479
Common stock issued	107,100	86,700
Unearned Compensation	(47,469)	(60,023)
Net Cash (Used in) Financing Activities	(1,471,332)	(1,492,901)
NET INCREASE (DECREASE) IN CASH	(602,500)	(1,648,619)
CASH AT BEGINNING OF YEAR	3,010,844	4,659,463
CASH AT END OF YEAR	$2,408,344	$3,010,844

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer of the Company (“CEO”) and the Chief Financial Officer of the Company (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2010.  Based on this evaluation, the CEO and CFO concluded that as of December 31, 2010, the Company’s disclosure controls and procedures are effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting is contained in Item 8, Financial Statements and Supplementary Data, and is incorporated herein by reference.  There were no changes to internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The additional information required in response to this item is incorporated into this report by reference to the material under the headings “Stock Ownership,” “Board of Directors,” “Committees of the Board of Directors” and “Executive Officers” in the Company’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders (the “2011 Proxy Statement”).

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

Item 11.  Executive Compensation.

The information required in response to this item is incorporated into this report by reference to the material under the headings “Board of Directors” and “Executive Compensation” in the 2011 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2010.  The Britton & Koontz Capital Corporation 2007 Long-Term Incentive Compensation Plan (the “2007 LTIP”) was approved by the Company’s shareholders on April 24, 2007 and replaced the Company’s 1996 Long-Term Incentive Plan (the “1996 LTIP”), which was effective as of May 16, 1996 and expired during 2006.  As of December 31, 2010, an aggregate of 8,120 options granted under the 1996 LTIP remain outstanding and are exercisable in accordance with their terms. Stock options and restricted stock are available for grant and award under the 2007 LTIP.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders(1)	27,120	$16.04	70,380
Equity compensation plans not approved by security holders	—	—	—
Total	27,120	$16.04	70,380
_________________________

(1)	An aggregate of 115,000 shares of common stock are authorized for issuance under the 2007 LTIP in the form of stock options and restricted stock.

Additional information required in response to this item is incorporated into this report by reference to the material under the heading “Stock Ownership” in the 2011 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required in response to this item is incorporated into this report by reference to the material under the heading “Board of Directors” in the 2011 Proxy Statement.

Item 14.  Principal Accounting Fees and Services.

The information required in response to this item is incorporated into this report by reference to the material under the heading “Independent Registered Public Accountants” in the 2011 Proxy Statement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

1.	Consolidated Financial Statements and Supplementary Information for Years Ended December 31, 2010 and 2009, which include the following:

(a)	Management’s Annual Report on Internal Control over Financial Reporting
(b)	Report of Independent Registered Public Accounting Firm
(c)	Consolidated Balance Sheets
(d)	Consolidated Statements of Income
(e)	Consolidated Statements of Changes in Stockholders’ Equity
(f)	Consolidated Statement of Cash Flows
(g)	Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules

None

3.	Exhibits required by Item 601 of Regulation S-K

Exhibit		Description of Exhibit

3.1	*
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

21		Subsidiaries of Britton & Koontz Capital Corporation

23		Consent of Independent Registered Public Accountants

31.1		Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	As indicated in the column entitled “Description of Exhibit,” this exhibit is incorporated by reference to another filing or document.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Form 10-K.

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

BRITTON & KOONTZ CAPITAL CORPORATION

Date: March 15, 2011                                                       By:  /s/ Robert R. Punches
Robert R. Punches
  Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert R. Punches
Robert R. Punches	Chairman and Director	March 15, 2011

/s/ W. W. Allen, Jr.
W. W. Allen, Jr.	Vice Chairman and Director	March 15, 2011

/s/ W. Page Ogden
W. Page Ogden	Principal Executive Officer and Director	March 15, 2011

/s/ Craig A. Bradford, DMD
Craig A. Bradford, DMD	Director	March 15, 2011

/s/ George R. Kurz
George R. Kurz	Director	March 15, 2011

/s/ Vinod K. Thukral, Ph.D.
Vinod K. Thukral, Ph.D.	Director	March 15, 2011

/s/ Gordon S. LeBlanc, Jr.
Gordon S. LeBlanc, Jr.	Director	March 15, 2011

/s/ William M. Salters
William M. Salters	Treasurer, Principal Financial Officer and Principal Accounting Officer	March 15, 2011

EXHIBIT INDEX

Exhibit	Description of Exhibit

21	Subsidiaries of Britton & Koontz Capital Corporation

23	Consent of Independent Registered Public Accountants

31.1	Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002