Form 10-Q
period 2011-03-31
BRITTON & KOONTZ CAPITAL CORP
filed 2011-05-05
CIK 707604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,142,466 Shares of Common Stock, Par Value $2.50, were outstanding as of May 1, 2011.

BRITTON & KOONTZ CAPITAL CORPORATION
AND SUBSIDIARIES

CERTIFICATIONS:

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

Certification of Chief Financial Officer as required pursuant to section 906 of the Sarbanes Oxley Act of 2002

PART I. FINANCIAL INFORMATION

Item 1.                      Financial Statements

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF

A S S E T S

	March 31,	December 31,
ASSETS:	2011	2010
Cash and due from banks:
Non-interest bearing	$6,646,909	$4,827,021
Interest bearing	24,314,460	991,832
Total cash and due from banks	30,961,369	5,818,853
Federal funds sold	-	112,497
Investment Securities:
Available-for-sale (amortized cost, in 2011 and 2010,
of $89,651,232 and $94,250,975, respectively)	91,940,148	97,308,410
Held-to-maturity (market value, in 2011 and 2010,
of $36,377,377 and $40,609,764, respectively)	35,228,476	39,760,756
Equity securities	1,635,100	1,835,200
Loans, less allowance for loan losses of $3,071,901
in 2011 and $2,420,143 in 2010	203,763,742	208,144,673
Loans held for sale	2,714,204	6,074,014
Bank premises and equipment, net	7,503,828	7,599,077
Other real estate	3,303,189	3,303,189
Accrued interest receivable	1,684,758	1,781,242
Cash surrender value of life insurance	1,154,729	1,145,016
Core Deposits, net	315,906	342,810
Other assets	1,789,219	2,193,946
TOTAL ASSETS	$381,994,668	$375,419,683

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits
Non-interest bearing	$49,320,424	$45,634,123
Interest bearing	224,846,810	212,908,407
Total deposits	274,167,234	258,542,530

Federal Home Loan Bank advances	9,000,000	17,457,000
Securities sold under repurchase agreements	51,921,548	51,365,895
Accrued interest payable	591,714	657,984
Advances from borrowers for taxes and insurance	151,811	245,943
Accrued taxes and other liabilities	1,342,935	2,063,358
Junior subordinated debentures	5,155,000	5,155,000
Total liabilities	342,330,242	335,487,710

STOCKHOLDERS' EQUITY:
Common stock - $2.50 par value per share;
12,000,000 shares authorized; 2,156,966 and 2,149,966 issued and 2,142,466 and 2,135,466 outstanding, for March 31, 2011,
and December 31, 2010, respectively	5,392,415	5,374,915
Additional paid-in capital	7,385,668	7,379,891
Retained earnings	25,708,568	25,517,531
Accumulated other comprehensive income	1,435,150	1,917,011
Less: Treasury stock, 14,500 shares, at cost	(257,375)	(257,375)
Total stockholders' equity	39,664,426	39,931,973
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$381,994,668	$375,419,683

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2011	2010
INTEREST INCOME:
Interest and fees on loans	$3,005,719	$3,249,316
Interest on investment securities:
Taxable interest income	911,179	1,203,805
Exempt from federal taxes	386,556	421,024
Interest on federal funds sold	43	45
Total interest income	4,303,497	4,874,190

INTEREST EXPENSE:
Interest on deposits	670,019	849,274
Interest on Federal Home Loan Bank advances	69,512	78,258
Interest on trust preferred securities	43,165	42,537
Interest on securities sold under repurchase agreements	445,271	520,488
Total interest expense	1,227,967	1,490,557

NET INTEREST INCOME	3,075,530	3,383,633

Provision for loan losses	750,000	1,099,996

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	2,325,530	2,283,637

OTHER INCOME:
Service charges on deposit accounts	346,460	359,213
Income from fiduciary activities	1,285	777
Gain/(loss) on sale of mortgage loans	145,917	28,973
Fees and commissions on mortgage loans	202,128	133,022
Gain/(loss) on sale of securities	666,993	447,530
Other real estate income, net	-	7,036
Other	168,526	146,291
Total other income	1,531,309	1,122,842

OTHER EXPENSES:
Salaries	1,558,788	1,552,385
Employee benefits	210,954	222,548
Director fees	37,059	36,850
Net occupancy expense	263,000	256,602
Equipment expenses	263,172	318,608
FDIC assessment	108,986	127,964
Advertising	43,201	46,048
Stationery and supplies	35,713	41,331
Audit expense	65,500	63,456
Other real estate expense, net	5,440	-
Amortization of deposit premium	26,904	26,904
Other	514,831	834,180
Total other expenses	3,133,548	3,526,876

INCOME/(LOSS) BEFORE INCOME TAX EXPENSE	723,291	(120,397)

Income tax expense/(benefit)	147,871	(183,690)

NET INCOME	$575,420	$63,293

EARNINGS PER SHARE DATA:

Basic earnings per share	$0.27	$0.03
Basic weighted shares outstanding	2,136,788	2,130,866
Diluted earnings per share	$0.27	$0.03
Diluted weighted shares outstanding	2,137,907	2,131,706
Cash dividends per share	$0.18	$0.18

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

					Accumulated
	Common Stock		Additional		Other		Total
			Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

Balance at December 31, 2009	2,126,466	$5,352,415	$7,396,211	$25,082,298	$2,267,340	$(257,375)	$39,840,889
Comprehensive Income:
Net income	-	-	-	63,293	-	-	63,293
Other comprehensive
income (net of tax):	-	-	-	-	-	-	-
Net change in unrealized gain/(loss)
on securities available for sale, net
of taxes of $(65,791)	-	-	-	-	(110,592)	-	(110,592)
Total Comprehensive income							(47,299)
Cash Dividend paid $0.18 per share	-	-	-	(384,384)	-	-	(384,384)
Common stock issued	9,000	22,500	84,600	-	-	-	107,100
Unearned compensation	-	-	-	(92,192)	-	-	(92,192)
Fair Value unexercised stock options	-	-	1,643	-	-	-	1,643
Balance at March 31, 2010	2,135,466	$5,374,915	$7,482,454	$24,669,015	$2,156,748	$(257,375)	$39,425,757

Balance at December 31, 2010	2,135,466	$5,374,915	$7,379,891	$25,517,531	$1,917,011	$(257,375)	$39,931,974
Comprehensive Income:
Net income	-	-	-	575,420	-	-	575,420
Other comprehensive
income (net of tax):	-	-	-	-	-	-	-
Net change in unrealized gain/(loss)
on securities available for sale, net
of taxes of $(286,657)	-	-	-	-	(481,861)	-	(481,861)
Total Comprehensive income							93,559
Cash Dividend paid $0.18 per share	-	-	-	(384,384)	-	-	(384,384)
Common stock issued	7,000	17,500	84,000	-	-	-	101,500
Unearned compensation	-	-	(78,785)	-	-	-	(78,785)
Fair Value unexercised stock options	-	-	562	-	-	-	562
Balance at March 31, 2011	2,142,466	$5,392,415	$7,385,668	$25,708,568	$1,435,150	$(257,375)	$39,664,426

BRITTON & KOONTZ  CAPITAL CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED MARCH 31,

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$575,420	$63,293
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Deferred income taxes	(302,008)	(262,544)
Provision for loan losses	750,000	1,099,996
Provision for depreciation	153,444	195,258
Stock dividends received	(800)	(2,300)
(Gain)/loss on sale of other real estate	-	(433,693)
(Gain)/loss on sale of mortgage loans	(145,917)	(28,973)
(Gain)/loss on sale of investment securities	(666,993)	(447,530)
Net amortization (accretion) of securities	92,120	28,526
Amortization of deposit premium	26,904	26,904
Writedown of other real estate	-	780,168
Net change in:
Loans held for sale	3,359,810	675,474
Accrued interest receivable	96,483	58,130
Cash surrender value of life insurance	(9,713)	(9,718)
Other assets	404,728	38,462
Unearned compensation	(78,784)	(92,192)
Accrued interest payable	(66,270)	(103,496)
Accrued taxes and other liabilities	(131,758)	(129,085)

Net cash provided by (used in) operating activities	4,056,666	1,456,680

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase)/decrease in federal funds sold	112,497	18,958
Proceeds from sales, maturities and paydowns of securities:
Available-for-sale	16,404,907	17,768,745
Held-to-maturity	4,532,850	1,782,163
Redemption of FHLB stock	375,700	-
Purchase of FHLB stock	(174,800)	-
Purchase of securities:
Available-for-sale	(11,230,860)	-
(Increase)/decrease in loans	3,776,849	(2,668,393)
Proceeds from sale and transfers of other real estate	-	438,693
Purchase of premises and equipment	(58,195)	(36,997)

Net cash provided by (used in) investing activities	13,738,948	17,303,169

CASH FLOWS FROM FINANCING ACTIVITIES
Increase /(decrease) in customer deposits	15,612,792	867,365
Increase /(decrease) in brokered deposits	11,911	(77,313)
Increase /(decrease) in securities sold under
repurchase agreements	555,653	975,941
Increase /(decrease) in FHLB advances	(8,457,000)	(24,325,565)
Increase /(decrease) in advances from borrowers
for taxes and insurance	(94,132)	(111,016)
Cash dividends paid	(384,384)	(384,384)
Common stock issued	101,500	107,100
Fair value of unexercised stock options	562	1,643

Net cash provided by (used in) financing activities	7,346,902	(22,946,229)

NET INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS	25,142,516	(4,186,380)

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	5,818,853	10,303,641

CASH AND DUE FROM BANKS AT END OF PERIOD	$30,961,369	$6,117,261

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Cash paid during the period for interest	$1,294,237	$1,594,053
Cash paid/(refunds) during the period for income taxes	$-	$(200,000)

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

Change in unrealized gains (losses)
on securities available for sale	$(768,518)	$(176,383)

Change in the deferred tax effect in unrealized
gains (losses) on securities available for sale	$(286,657)	$(65,791)

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011

Note A.  Basis of Presentation

The consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 2010, has been derived from the audited financial statements of the Company for the year then ended.  The accompanying interim consolidated financial statements as of March 31, 2011, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the Company’s financial position and operating results as of and for the periods presented.  Certain 2010 amounts have been reclassified to conform to the 2011 presentation.

Note B.  Interest Rate Risk Management

On August 10, 2007, the Company’s wholly-owned subsidiary, Britton & Koontz Bank, N.A. (the “Bank”), entered into a 5 year, no-call 2-year Structured Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase”) for $20 million.  Terms of the transaction call for the Bank to pay a fixed interest rate of 4.82%.  Effective July 20, 2010, the Company extended the term of this agreement for an additional three years.  The new agreement entered into is a 5 year, no-call 3 year Structured Repurchase Agreement with interest payments made quarterly on the 20th day of January, April, July and October, which commenced on October 20, 2010 and continue up to and including the maturity date.  Chase, in its discretion, may terminate the agreement on July 20, 2013, by notice to the Company two business days prior to such date.  In exchange for the extension of term, Chase lowered the interest rate to be paid from the original 4.82% to a fixed interest rate of 3.69%.  There is no interest rate cap embedded in the modified agreement.

On November 13, 2007, the Company entered into a 5 year, no-call 3-year Structured Repurchase Agreement with Chase for an additional $20 million.  Terms of the transaction call for the Bank to pay a fixed interest rate of 4.71%.  In the first three years of the agreement, this rate is subject to reduction if 3-Month LIBOR is greater than 4.90% measured two business days prior to the 13th of each February, May, August and November.  Accordingly, during the term of this agreement, the Bank’s cost of funds cannot exceed the initial interest rate of 4.71%.  Chase, in its discretion, may terminate this agreement on the 13th of each February, May, August and November.

Under each of the above-described repurchase agreements, the Bank is required to maintain a margin percentage of 105% on the subject securities.  These agreements with Chase were entered into as a means of adding additional leverage and to lock in a fixed rate for a certain period of time.

Note C.  Investment Securities

The amortized cost of the Bank’s investment securities, including held-to-maturity and available-for-sale securities, at March 31, 2011 and December 31, 2010, are summarized below.

The amortized cost and approximate fair value of investment securities classified as available-for-sale at March 31, 2011, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of State and
Political Subdivisions	$7,790,935	$135,659	$(182,927)	$7,743,667
Obligations of Other U.S.
Government Sponsored Agencies	24,514,525	9,622	(173,018)	24,351,129
Mortgage-Backed Securities	57,345,772	2,588,207	(88,627)	59,845,352
Total	$89,651,232	$2,733,488	$(444,572)	$91,940,148

The amortized cost and approximate fair value of investment securities classified as available-for-sale at December 31, 2010, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of State and
Political Subdivisions	$7,366,392	$95,289	$(289,191)	$7,172,490
Mortgage-Backed Securities	62,346,074	3,421,198	(60,622)	65,706,650
Obligations of Other U.S.
Government Sponsored Agencies	24,538,510	42,797	(152,037)	24,429,270
Total	$94,250,976	$3,559,284	$(501,850)	$97,308,410

The amortized cost and approximate fair value of investment securities classified as held-to-maturity at March 31, 2011, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of State and
Political Subdivisions	$28,559,057	$808,564	$(95,932)	$29,271,689
Mortgage-Backed Securities	6,669,419	436,269	-	7,105,688
Total	$35,228,476	$1,244,833	$(95,932)	$36,377,377

The amortized cost and approximate fair value of investment securities classified as held-to-maturity at December 31, 2010, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of State and
Political Subdivisions	$31,747,346	$558,246	$(200,170)	$32,105,422
Mortgage-Backed Securities	8,013,410	490,931	-	8,504,341
Total	$39,760,756	$1,049,177	$(200,170)	$40,609,763

There were no investment securities classified as trading at March 31, 2011 or December 31, 2010.

The aggregate fair value and aggregate unrealized losses on securities whose fair values are below book values as of March 31, 2011 and December 31, 2010, are summarized below.  Due to the nature of the investment and current market prices, these unrealized losses are considered a temporary impairment of the securities.

As of March 31, 2011, there were eight securities included in held-to-maturity and twenty securities included in available-for-sale with fair values below book value.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Held-to-Maturity:
Obligations of
State and Political
Subdivisions (8)	$4,192,433	$(78,573)	$482,641	$(17,359)	$4,675,074	$(95,932)
Total	$4,192,433	$(78,573)	$482,641	$(17,359)	$4,675,074	$(95,932)
Available for Sale:
Obligations of
State and Political Subdivisions (10)	$599,328	$(16,011)	$2,740,893	$(166,915)	$3,340,221	$(182,926)
Obligations of Other U.S. Government Sponsored Agencies (7)	17,830,820	(173,018)	-	-	17,830,820	(173,018)
Mortgage Backed Securities(3)	6,976,750	(88,627)	-	-	6,976,750	(88,627)
Total	$25,406,898	$(277,656)	$2,740,893	$(166,915)	$28,147,791	$(444,571)

As of December 31, 2010, there were twenty-one securities included in held-to-maturity and twenty-three securities included in available-for-sale with fair values below book value.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Held-to-Maturity:
Obligations of
State and Political
Subdivisions (21)	$8,828,777	$(168,632)	$468,462	$(31,538)	$9,297,239	$(200,170)
Total	$8,828,777	$(168,632)	$468,462	$(31,538)	$9,297,239	$(200,170)
Available for Sale:
Obligations of
State and Political Subdivisions (12)	$1,038,994	$(19,365)	$2,637,651	$(269,826)	$3,676,645	$(289,191)
Obligations of Other U.S. Government Sponsored Agencies (7)	17,857,740	(152,037)	-	-	17,857,740	(152,037)
Mortgage Backed Securities(4)	9,440,517	(60,622)	-	-	9,440,517	(60,622)
Total	$28,337,251	$(232,024)	$2,637,651	$(269,826)	$30,974,902	$(501,850)

The unrealized losses in the Company’s investment portfolio, caused by interest rate increases, are not credit issues and are deemed to be temporary.  Cash flows from the mortgage-backed securities are guaranteed by the full faith and credit of the United States or by an agency of the United States government.  The Company also has the ability to hold these securities until maturity; the Company does not have the intent to sell, and more likely than not will not be required to sell, these securities prior to maturity.  Thus, the Company is not required to record any loss on the securities. However, asset/liability strategies may occasionally result in the Company adjusting the available-for-sale portfolio duration by selling securities in the portfolio.  The Company sold $10 million of its longer-term 30 year mortgage backed securities during the 1st quarter of 2011 and subsequently sold an additional $10 million of similar securities in April 2011.

Note D.  Loans and Allowance for Loan Losses

Management segregates the loan portfolio into portfolio segments.  Under applicable accounting rules, a loan portfolio segment is determined based on the level at which a bank develops and documents a systematic method for determining its allowance for loan losses.  The Bank’s portfolio segments are based on loan types and the underlying risk factors present in each loan type.  Such risk factors are periodically reviewed by management and revised as deemed appropriate.  The following tables set forth, as of March 31, 2011 and December 31, 2010, the balance of both the allowance for loan losses and all “financing receivables” (that is, the principal amount of all loans plus accrued and unpaid interest as of the applicable measurement date) by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually.  The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Management segregates the loan portfolio into portfolio segments which is defined as the level at which the Bank develops and documents a systematic method for determining its allowance for loan losses.  The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type.  Such risk factors are periodically reviewed by management and revised as deemed appropriate.  The following tables set forth, as of March 31, 2011 and December 31, 2010, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually.  The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for loan Losses and Recorded Investment in Financing Receivables
For the Quarter Ended March 31, 2011

		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:

Beginning balance	$376,946	$1,470,692	$26,590	$505,515	$40,400	$2,420,143
Charge-offs	(12,070)	(14,419)	(10,107)	(76,882)	-	(113,478)
Recoveries	8,207	450	1,799	4,780	-	15,236
Provision	91,413	219,844	4,730	149,213	284,800	750,000
Ending balance	$464,496	$1,676,567	$23,012	$582,626	$325,200	$3,071,901

Ending balance: individually
evaluated for impairment	$187,770	$1,094,001	$-	$269,716	$-	$1,551,487

Ending Balance: collectively
evaluated for impairment	$276,726	$582,566	$23,012	$312,910	$325,200	$1,520,414

Ending Balance: loans acquired with
deteriorated credit quality	$-	$-	$-	$-	$-	$-

Financing receivables:
Ending balance	$22,690,000	$107,658,000	$3,983,000	$75,219,000	$-	$209,550,000

Ending balance: individually
evaluated for impairment	$346,951	$7,247,300	$21,529	$1,624,928	$-	$9,240,708

Ending balance: collectively
evaluated for impairment	$22,343,049	$100,410,700	$3,961,471	$73,594,072	$-	$200,309,292

Ending balance: loans acquired with
deteriorated credit quality	$-	$-	$-	$-	$-	$-

Allowance for loan Losses and Recorded Investment in Financing Receivables
For the Year Ended December 31, 2010

		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:

Beginning balance	$631,065	$2,476,025	$161,172	$300,750	$309,726	$3,878,738
Charge-offs	(523,284)	(2,496,345)	(24,381)	(165,350)	-	(3,209,360)
Recoveries	48,477	6,336	4,427	16,521	-	75,761
Provision	220,688	1,484,676	(114,628)	353,594	(269,326)	1,675,004
Ending balance	$376,946	$1,470,692	$26,590	$505,515	$40,400	$2,420,143

Ending balance: individually
evaluated for impairment	$131,663	$784,382	$-	$139,819	$-	$1,055,864

Ending Balance: collectively
evaluated for impairment	$245,283	$686,310	$26,590	$365,696	$40,400	$1,364,279

Ending Balance: loans acquired with
deteriorated credit quality	$-	$-	$-	$-	$-	$-

Financing receivables:
Ending balance	$24,661,000	$108,856,000	$4,451,000	$78,671,000	$-	$216,639,000

Ending balance: individually
evaluated for impairment	$364,163	$6,862,175	$24,028	$259,406	$-	$7,509,772

Ending balance: collectively
evaluated for impairment	$24,296,837	$101,993,825	$4,426,972	$78,411,594	$-	$209,129,228

Ending balance: loans acquired with
deteriorated credit quality	$-	$-	$-	$-	$-	$-

Management divides the loan portfolio segments into classes, which are based on the initial measurement of the loan, risk characteristics of the loan and the method for monitoring and assessing the credit risk of the loan.

As of March 31, 2011 and December 31, 2010, loan balances outstanding more than 90 days and still accruing interest amounted to $82 thousand and $484 thousand, respectively.  As of March 31, 2011 and December 31, 2010, non-accrual loans were $9.2 million and $7.5 million, respectively.  The Bank considers all loans more than 90 days past due as non-performing loans.

The following tables present, by class, qualitative and quantitative information concerning the credit quality of financing receivables by credit quality indicators as of March 31, 2011 and December 31, 2010.

Credit Quality Indicators
As of March 31, 2011

	Performing	Non-Performing	Total
Commercial	$22,343,049	$346,951	$22,690,000
Consumer	3,961,472	21,528	3,983,000

Real Estate:
Construction and Development:
1-4 family residential	13,181,000	-	13,181,000
Other construction loans	16,687,218	911,782	17,599,000
Commercial Real Estate:
Owner occupied	37,473,600	2,761,400	40,235,000
Non-owner occupied	46,249,882	3,574,118	49,824,000
Residential:
1-4 family residential	48,214,098	582,902	48,797,000
Multi-family	12,117,414	1,123,586	13,241,000
Total	$200,227,733	$9,322,267	$209,550,000

Credit Quality Indicators
As of December 31, 2010

	Performing	Non-Performing	Total
Commercial	$24,296,837	$364,163	$24,661,000
Consumer	4,426,783	24,217	4,451,000

Real Estate:
Construction and Development:
1-4 family residential	10,641,000	-	10,641,000
Other construction loans	17,521,218	911,782	18,433,000
Commercial Real Estate:
Owner occupied	37,311,142	2,777,858	40,089,000
Non-owner occupied	46,759,883	3,574,117	50,334,000
Residential:
1-4 family residential	54,622,211	341,789	54,964,000
Multi-family	13,066,000	-	13,066,000
Total	$208,645,074	$7,993,926	$216,639,000

The following tables present, by class, an analysis of the age of the recorded investment in financing receivables that are 30-89 days past due based on the Company’s review policy along with financing receivables past due 90 days or more and still accruing as of March 31, 2011 and December 31, 2010.

Aged Analysis of Past Due Financing Receivables
As of March 31, 2011

	30-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Financing Recievable	Recorded Investment > 90 Days and Accruing
Commercial	$2,167	$162,594	$164,761	$22,525,239	$22,690,000	$-
Consumer	32,253	21,528	53,781	3,929,219	3,983,000	-

Real Estate:
Construction & Development:
1-4 Family Residential	107,333	-	107,333	13,073,667	13,181,000	-
Other Construction Loan	1,210,427	911,782	2,122,209	15,476,791	17,599,000	-
Commercial Real Estate:
Owner Occupied	-	413,481	413,481	39,821,519	40,235,000	-
Non-Owner Occupied	1,544,678	3,574,117	5,118,795	44,705,205	49,824,000	-
Residential:
1-4 Family Residential	305,120	424,209	729,329	48,067,671	48,797,000	81,559
Multi-family	113,836	1,123,586	1,237,422	12,003,578	13,241,000	-
Total	$3,315,814	$6,631,297	$9,947,111	$199,602,889	$209,550,000	$81,559

Aged Analysis of Past Due Financing Receivables
As of December 31, 2010

	30-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Financing Recievable	Recorded Investment > 90 Days and Accruing
Commercial	$67,563	$188,594	$256,157	$24,404,843	$24,661,000	$-
Consumer	52,579	24,217	76,796	4,374,204	4,451,000	189

Real Estate:
Construction & Development:
1-4 Family Residential	833,395	-	833,395	9,807,605	10,641,000	-
Other Construction Loan	190,430	911,782	1,102,212	17,330,788	18,433,000	483,965
Commercial Real Estate:
Owner Occupied	1,548,589	3,574,117	5,122,706	34,966,294	40,089,000	-
Non-Owner Occupied	-	-	-	50,334,000	50,334,000	-
Residential:
1-4 Family Residential	700,210	140,467	840,677	54,123,323	54,964,000	-
Multi-family	-	-	-	13,066,000	13,066,000	-
Total	$3,392,766	$4,839,177	$8,231,943	$208,407,057	$216,639,000	$484,154

The following table presents, by class, information regarding the recorded investment in financing receivables that have been placed on non-accrual status as of March 31, 2011 and December 31, 2010.

Financing Receivables on Non-Accrual Status
For the Periods Ended

	3/31/2011	12/31/2010

Commercial	$346,951	$364,163
Consumer	21,528	24,028
Real Estate:
Construction and Development:
1-4 Family Residential	-	-
Other Construction Loans	911,782	427,817
Commercial Real Estate
Owner Occupied	2,761,400	2,777,858
Non-owner Occupied	3,574,117	3,574,117
Residential
1-4 Family Residential	501,344	341,789
Multi-family	1,123,586	-
Total	$9,240,708	$7,509,772

The following tables present, by class, for loans that meet the definition of an impaired loan in sections 310-10-35-16 and 310-10-35-17 of Accounting Standards Codification Topic 310, "Receivables," for the quarter ended March 31, 2011 and the year ended December 31, 2010, (1) the recorded investment in impaired loans for which there is a related allowance for credit loss, (2) the recorded investment in impaired loans for which there is not a related allowance for credit loss and (3) the total unpaid principal balance in the impaired loan.  Additionally, the table includes the average recorded investment in the impaired loan and the amount of interest income recognized using a cash basis method of accounting during the time within that period that the loans were impaired.

Impaired Loans
For Quarter Ended March 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$9,677	$9,576	$-	$10,980	$-
Consumer	24,407	23,693	-	25,235	-
Real Estate:
Construction and Development:
1-4 Family Residential	-	-	-	-	-
Other Construction Loans	837,032	1,040,782	-	832,914	-
Commercial Real Estate:
Owner Occupied	1,411,822	1,293,109	-	1,406,167	-
Non-Owner Occupied	-	-	-	-	-
Residential:
1-4 Family Residential	260,792	290,733	-	221,636	-
Multifamily	-	-	-	-	-

With Related Allowance Recorded:
Commercial	367,418	339,154	187,770	380,689	-
Consumer	-	-	-	-	-
Real Estate:
Construction and Development:
1-4 Family Residential	-	-	-	-	-
Other Construction Loans	173,374	454,000	45,500	172,572	-
Commercial Real Estate:
Owner Occupied	1,626,377	1,726,071	574,294	1,620,996	-
Non-Owner Occupied	3,759,117	3,574,117	474,207	3,741,852	-
Residential:
1-4 Family Residential	314,045	323,988	87,630	314,633	-
Multifamily	1,137,519	1,125,138	182,086	1,136,722	-

Total
Commercial	377,095	348,730	187,770	391,669	-
Consumer	24,407	23,693	-	25,235	-
Real Estate:
Construction and Development:
1-4 Family Residential	-	-	-	-	-
Other Construction Loans	1,010,406	1,494,782	45,500	1,005,486	-
Commercial Real Estate:
Owner Occupied	3,038,199	3,019,180	574,294	3,027,163	-
Non-Owner Occupied	3,759,117	3,574,117	474,207	3,741,852	-
Residential:
1-4 Family Residential	574,837	614,721	87,630	536,269	-
Multifamily	1,137,519	1,125,138	182,086	1,136,722	-
	$9,921,581	$10,200,361	$1,551,487	$9,864,396	$-

Impaired Loans
For Year Ended December 31, 2010

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$-	$-	$-	$-	$-
Consumer	26,370	-	-	26,498	-
Real Estate:
Construction and Development:
1-4 Family Residential	-	-	-	-	-
Other Construction Loans	330,703	556,817	-	590,120	-
Commercial Real Estate:
Owner Occupied	1,398,337	1,273,530	-	1,302,045	21,113
Non-Owner Occupied	-	-	-	-	-
Residential:
1-4 Family Residential	202,904	128,219	-	213,837	7,533
Multifamily	-	-	-	-	-

With Related Allowance Recorded:
Commercial	387,464	364,163	131,663	373,183	2,898
Consumer	-	-	-	-	-
Real Estate:
Construction and Development:
1-4 Family Residential	-	-	-	-	-
Other Construction Loans	170,968	454,000	45,500	171,396	-
Commercial Real Estate:
Owner Occupied	1,612,482	1,731,769	179,765	1,569,355	17,482
Non-Owner Occupied	3,707,323	3,574,117	559,117	3,707,323	-
Residential:
1-4 Family Residential	203,813	192,467	139,819	222,159	2,504
Multifamily	-	-	-	-	-

Total
Commercial	387,464	364,163	131,663	373,183	2,898
Consumer	26,370	-	-	26,498	-
Real Estate:
Construction and Development:
1-4 Family Residential	-	-	-	-	-
Other Construction Loans	501,671	1,010,817	45,500	761,516	-
Commercial Real Estate:
Owner Occupied	3,010,819	3,005,299	179,765	2,871,400	38,595
Non-Owner Occupied	3,707,323	3,574,117	559,117	3,707,323	-
Residential:
1-4 Family Residential	406,717	320,686	139,819	435,996	10,037
Multifamily	-	-	-	-	-
	$8,040,364	$8,275,082	$1,055,864	$8,175,916	$51,530

Note E.  Loans Held-for-Sale

The Company originates loans that will be sold in the secondary market and other loans that it plans to hold to maturity.  Loans to be held in the portfolio are classified as held to maturity at origination based on the Company’s intent and ability to hold until maturity.  These loans are reported at their outstanding balance.  Loans held for sale are designated as such at origination and locked in with an approved investor by obtaining a forward commitment to purchase the loan, usually not to exceed 30 days from closing.  Management has a clear intent to sell the loan based on the commitment it has obtained from the investor.  These loans are carried at the lower of cost or market value.

Loans held-for-sale primarily consist of fifteen and thirty year fixed rate, one to four family real estate loans which are valued at the lower of cost or market, as determined by outstanding commitments from investors or current investor yield requirements, calculated on an individual basis.  These loans are sold to protect earnings and equity from undesirable shifts in interest rates.  Unrealized losses on loans held-for-sale, if any, are charged against income in the period of decline.  Such declines are recorded in a valuation allowance account and deducted from the cost basis of the loans.  There were no such losses at March 31, 2011.  Gains and fees on loans held-for-sale are recognized when realized and amounted to $348 thousand for the three months ended March 31, 2011.  The Company held $2.7 million of loans-held-for-sale at March 31, 2011.

Loans held in the portfolio are periodically analyzed and compiled as to the individual characteristics of each loan.  If at any time a decision is made to sell any loan in the portfolio, such loan is reclassified as held-for-sale and carried at the lower of cost or market.

Note F.  Junior Subordinated Debentures

On March 26, 2003, the Company finalized its participation in FTN Financial Capital Market’s and Keefe, Bruyette & Woods’ pooled trust preferred offering.  The Company established Britton & Koontz Statutory Trust # 1 which issued 5,000 capital securities and 155 common securities with an aggregate liquidation amount of $5 million and $155 thousand, respectively.  The term of the capital securities and debentures is 30 years, callable after 5 years at the option of the Company.  The initial interest rate was 4.41%, adjusting quarterly at 3-Month LIBOR plus 3.15% and capped at 11.75%.  The interest rate at March 31, 2011, was 3.46%.   The securities are currently callable at the discretion of the Company on a quarterly basis.

Note G.  Loan Commitments

In the ordinary course of business, the Company enters into standby letters of credit and commitments to extend credit to its customers.  Letters of credit at March 31, 2011, and December 31, 2010, were $4.1 million and $4.4 million, respectively.  As of March 31, 2011, the Company had entered into commercial and residential loan commitments with certain customers that had an aggregate unused balance of $36.2 million, a decrease from $38.8 million at December 31, 2010.  Because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire, the balances on such commitments should not be used to project actual future liquidity requirements.  However, the Company does incorporate expectations about the level of draws under all credit-related commitments into its funds management process.

Note H.  Earnings per Share

Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding.  The computation of diluted income per share assumes the exercise of all outstanding securities potentially convertible into common stock, including options granted, unless the effect is anti-dilutive.  The effect will be anti-dilutive when the exercise price per share of an option exceeds the current market price for a share of Company stock.  The Company accounts for its options under the recognition and measurement of fair value provisions of Accounting Standards Codification (“ASC”) Topic 718, “Compensation—Stock Compensation.”  The Company uses the Black-Scholes method for valuing stock options.  The following information sets forth the computation of earnings per share for the three months ended March 31, 2011 and 2010.

	For the three months ended March 31,
	2011	2010
Basic weighted average shares outstanding	2,136,788	2,130,866
Dilutive effect of granted options	1,119	840
Diluted weighted average shares outstanding	2,137,907	2,131,706
Net income	$575,421	$63,293
Net income per share-basic	$0.27	$0.03
Net income per share-diluted	$0.27	$0.03

Note I.  Fair Value

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments - For short-term instruments, including federal funds sold, the carrying amount is a reasonable estimate of fair value.

Securities - Fair value of securities is based on quoted market prices.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.  Investment securities also include equity securities that are not traded in an active market.  The fair value of these securities equals their carrying value.

Loans - The fair value for loans is estimated using discounted cash flow analyses, with interest rates currently being offered for similar loans to borrowers with similar credit ratings.  Loans with similar classifications are aggregated for purposes of the calculations.  The allowance for loan losses, which was used to measure the credit risk, is subtracted from the fair value of the loans.

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

Borrowings - The fair value of Federal Home Loan Bank advances is estimated using the rates currently offered for advances of similar maturities.

Securities Sold Under Repurchase Agreements – The fair value approximates its carrying value.

Junior Subordinated Debt – Due to short-term variable repricing, the fair value approximates its carrying value
Commitments to Extend Credit and Standby Letters of Credit - The fair values of commitments to extend credit and standby letters of credit do not differ significantly from the commitment amount and are therefore omitted from this disclosure.

The estimated approximate fair values of the Company's financial instruments as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(dollars in Thousands)
Financial Assets:
Cash and due from banks	$30,961	$30,961	$5,819	$5,819
Federal funds sold	-	-	112	112
Investment securities:
Held-to-maturity	35,228	36,377	39,761	40,610
Available-for-sale	91,940	91,940	97,308	97,308
Equity securities	1,635	1,635	1,835	1,835
Cash surrender value of life insurance	1,155	1,155	1,145	1,145
Loans, net	206,478	210,510	214,219	218,739

Financial Liabilities:
Deposits	274,167	274,766	258,543	259,192
Short-term borrowings	-	-	8,457	8,456
Long-term borrowings	9,000	9,346	9,000	9,368
Securities sold under
repurchase agreements:
Retail	11,922	11,920	11,366	11,364
Structured	40,000	43,120	40,000	43,506
Junior subordinated debentures	5,155	5,155	5,155	5,155

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

The following table presents the balance of assets measured on a recurring basis as of March 31, 2011 and December 31, 2010.  As of those dates, the Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2011:
Mortgage Backed Securities	$59,845,352	$0.00	$59,845,352	$0.00
Obligation of State and Political Subdivision	7,743,666	0.00	7,743,666	0.00
Obligations of Other U.S. Government Sponsored Agencies	24,351,130	0.00	24,351,130	0.00
Total	$91,940,148	$0.00	$91,940,148	$0.00
December 31, 2010:
Mortgage Backed Securities	$65,706,650	$0.00	$65,706,650	$0.00
Obligation of State and Political Subdivision	7,172,490	0.00	7,172,490	0.00
Obligations of Other U.S. Government Sponsored Agencies	24,429,270	0.00	24,429,270	0.00
Total	$97,308,410	$0.00	$97,308,410	$0.00

Nonrecurring Basis

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine fair value at the measurement dates in the table below.  As of such measurement dates, the Company did not record any liabilities at fair value for which measurement of the fair value was made on a non-recurring basis.

The fair value of impaired loans is measured at the fair value of the collateral for collateral-dependent loans.   Impaired loans are Level 2 assets measured using recent appraisals from external parties of the collateral less any prior liens.  Repossessed assets are initially recorded at fair value less estimated costs to sell.  The fair value of repossessed assets is based on property appraisals and an analysis of similar properties available.  As such, the Company records repossessed assets as Level 2.

The following table presents the balance of assets measured on a non-recurring basis as of March 31, 2011 and December 31, 2010.

Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2011:
Assets:
Impaired Loans	$7,689,221	$0.00	$7,689,221	$0.00
Repossessed Assets	3,303,189	0.00	3,303,189	0.00
Total	$10,992,410	$0.00	$10,992,410	$0.00

December 31, 2010:
Assets:
Impaired Loans	$6,453,908	$0.00	$6,453,908	$0.00
Repossessed Assets	3,303,189	0.00	3,303,189	0.00
Total	$9,757,097	$0.00	$9,757,097	$0.00

Note J. Subsequent Events

The Company evaluated events and transactions occurring subsequent to March 31, 2011 for potential recognition or disclosure in the financial statements included in this quarterly report.  The Company has concluded that no significant events occurred after March 31, 2011, but prior to the issuance of these financial statements that would have a material impact on its financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to present a review of the major factors affecting the financial condition of Britton & Koontz Capital Corporation (the “Company”) and its wholly-owned subsidiary, Britton & Koontz Bank, N.A. (the “Bank”), as of March 31, 2011, as compared to the Company’s financial condition as of December 31, 2010, and the results of operations of the Company for the three-month period ended March 31, 2011, as compared to the corresponding period in 2010.

Summary

Net income and earnings per diluted share for the three months ended March 31, 2011, was $575 thousand and $.27 per diluted share, respectively, compared to $63 thousand and $.03 per diluted share for the quarter ended March 31, 2010.  The increase in earnings in the 1st quarter of 2011 as compared to the same period in 2010 is due to several factors.  During the 1st quarter of 2011, the Company’s provision for loan losses declined $350 thousand from $1.1 million to $750 thousand while gains on sales of investment securities increased $219 thousand during the same period.  Additionally, this year’s 1st quarter improved due to a $306 thousand charge to expenses during the 1st quarter of 2010 related to the provision for possible uncollectible loan and late fees receivable.  Finally, net interest income during the 1st quarter of 2011 decreased $308 thousand compared to the same period in 2010.

Assets increased $6.6 million during the 1st quarter of 2011 to $382.0 million due primarily to the increase of $25.1 million in Federal Reserve cash balances offset by lower investment securities and loans.  At March 31, 2011, investment securities of $128.8 million were down due to sales of $10 million and normal pay-downs while net loan balances of $206.5 million declined due to lower loans held for sale and the general slowdown in all Company markets.  Total deposits increased $15.6 million to $274.2 million at March 31, 2011 from $258.5 million at December 31, 2010, while total borrowings declined $7.9 million to $60.9 million.  Total stockholders’ equity decreased $268 thousand to $39.7 million at March 31, 2011, from $39.9 million at December 31, 2010.

The provision for loan losses for the three month period ending March 31, 2011, was decreased to $750 thousand, compared to $1.1 million during the same period in 2010.  Net charge-offs decreased during the 1st quarter of 2011 to $98 thousand compared to $1.8 million during the same period in 2010.  Total non-performing assets ended the 1st quarter of 2011 at $12.6 million compared to $11.3 million at December 31, 2010.

While non-performing assets have increased since the beginning of 2011, management remains confident that certain existing problem assets will be resolved during 2011.  However, even with these resolutions, management continues to remain cautious and is still uncertain as to whether the Company’s local markets have stabilized.  Therefore, unexpected asset quality issues may still arise.  Management continues its efforts to identify and resolve problem credits as quickly as possible.

Financial Condition

Loans

Total loans decreased $7.1 million to $209.5 million at March 31, 2011, from $216.6 million at December 31, 2010, due to lower commercial real estate activity and sales of the 1-4 family residential portfolio and decreases in loans held for sale at March 31, 2011.  Further declines are expected to occur in the Company’s commercial and residential real estate portfolio through the remainder of 2011.  The depressed economic conditions affecting the United States generally have weakened demand in all Company markets.  The Company’s decision to expand its mortgage operations by hiring new loan originators in 2009 has resulted in increased originations and sales of 1-4 family residential loans in the secondary market.  The Company sold approximately $46 million of 1-4 family residential loans in 2010 and $12.9 million of such loans in the 1st quarter of 2011.  The decision to sell loans in the secondary market instead of holding them in the portfolio, coupled with the lack of market demand for new loans using these proceeds, has contributed to the decline in total loans.  The following table presents the Company's loan portfolio composition at March 31, 2011, and December 31, 2010.

COMPOSITION OF LOAN PORTFOLIO
	03/31/11	12/31/10
Commercial, financial & agricultural	$22,690,000	$24,661,000
Real estate-construction	30,780,000	29,074,000
Real estate-residential	62,036,000	68,030,000
Real estate-other	90,059,000	90,423,000
Installment	3,863,000	4,204,000
Other	122,000	247,000
Total loans	$209,550,000	$216,639,000

The Company’s loan portfolio at March 31, 2011, had no significant concentrations of loans other than in the categories presented in the table above.

Investment Securities

The Company’s investment portfolio at March 31, 2011, consisted of mortgage-backed, agency and municipal securities.  Investment securities that are classified as held-to-maturity (“HTM”) are accounted for by the amortized cost method while securities in the available-for-sale (“AFS”) category are accounted for at fair value.  Changes in value of the AFS securities are recorded in the equity section of the balance sheet in “accumulated other comprehensive income.”

Management determines the classification of its securities at acquisition.  Total HTM and AFS investment securities decreased $9.9 million to $127.2 million at March 31, 2011 from $137.1 million at December 31, 2010.  The decrease is due to the sale of $10 million of AFS securities during the 1st quarter 2011 in order to shorten the portfolio’s average life with the proceeds being held as cash or used to pay down debt rather than being reinvested in the market.  Equity securities declined during this period $200 thousand to $1.6 million   At March 31, 2011, equity securities were comprised primarily of Federal Reserve Bank stock of $522 thousand, Federal Home Loan Bank ("FHLB") stock of $811 thousand, ECD Investments, LLC (“ECD”) membership interests of $100 thousand and the Company’s $155 thousand investment in B&K Statutory Trust.

Bank Premises

There have been no material changes in the Company’s premises since December 31, 2010.

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

Several key measures are used to evaluate and monitor the Company’s asset quality.  These measures include the levels and percentages of total nonperforming assets, loan delinquencies, non-accrual loans, foreclosed assets and charge-offs.  Nonperforming assets, including non-accrual loans of $9.3 million, other real estate of $3.3 million and loans 90 days or more delinquent of $82 thousand, increased $1.3 million to $12.6 million at March 31, 2011, from $11.3 million at December 31, 2010.  The increase is due primarily to one commercial credit in the amount of $1.1 million that was classified as nonaccrual in the 1st quarter of 2011.  Nonperforming loans as a percent of total loans, net of unearned income and loans held for sale ("LHFS"), increased to 4.51% at March 31, 2011, compared to 3.80% at December 31, 2010.  Net charge-offs during the 1st quarter of 2011 decreased to $98 thousand compared to $519 thousand during the 4th quarter of 2010 and $1.8 million during the 1st quarter of 2010.  Notwithstanding increases in the Company's nonperforming assets, management believes that the Company’s asset quality as of March 31, 2011, is equal to or exceeds industry and peer levels as was the case at December 31, 2010, based on Federal Deposition Insurance Corporation (“FDIC”) year-end call report data.

A breakdown of nonperforming assets at March 31, 2011, and December 31, 2010, is shown below.

BREAKDOWN OF NONPERFORMING ASSETS

	03/31/11	12/31/10
	(dollars in thousands)
Non-accrual loans by type:
Real estate	$8,872	$7,122
Installment	22	24
Commercial and all other loans	347	364
Total non-accrual loans	9,241	7,510
Loans past due 90 days or more	81	484
Total nonperforming loans	9,322	7,994
Other real estate owned (net)	3,303	3,303
Total nonperforming assets	$12,625	$11,297
Nonperforming loans to total loans, net of LHFS	4.51%	3.80%
Nonperforming loans to total assets	2.44%	2.13%
Nonperforming assets to total loans, net of LHFS	6.10%	5.37%
Nonperforming assets to total assets	3.31%	3.01%

Allowance for Loan Losses

The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses.  The balance of the loans determined to be impaired under Accounting Standards Codification Topic 310, “Receivables,” and the related allowance is included in management’s estimation and analysis of the allowance for loan losses. The determination of the appropriate level of the allowance is sensitive to a variety of internal factors, primarily historical loss ratios and assigned risk ratings, and external factors, primarily the economic environment. Additionally, the estimate of the allowance required to absorb credit losses in the entire portfolio may change due to shifts in the mix and level of loan balances outstanding and in prevailing economic conditions, as evidenced by changes in real estate demand and values, interest rates, unemployment rates and energy costs. While no one factor is dominant, each could cause actual loan losses to differ materially from originally estimated amounts.

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

Based upon this evaluation, management believes the allowance for loan losses of $3.1 million at March 31, 2011, which represents 1.49% of gross loans less unearned interest and LHFS, is adequate, under prevailing economic conditions, to absorb probable losses on existing loans.  At December 31, 2010, the allowance for loan loss was $2.4 million, or 1.15% of gross loans less unearned interest and LHFS.  The allowance includes a specific allocation of approximately $1.6 million on total impaired loans of $9.3 million.

The process by which management determines the appropriate level of the allowance, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates.

Provision for Loan Losses

The provision for loan losses is a charge to earnings to maintain the allowance for loan losses at a level consistent with management’s assessment of the risk of loss in the loan portfolio in light of current risk management strategies, economic conditions and market trends.  The Company decreased the provision by $350 thousand to $750 thousand for the 1st quarter of 2011 compared to $1.1 million during the 1st quarter of 2010 primarily due to lower net charge-offs during the 1st quarter of 2011 of $98 thousand from $1.8 million during the 1st quarter of 2010.

The Company regularly reviews the allowance account in an effort to maintain it at an adequate level and collects necessary data to make a proper provision expense to earnings.  However, factors may come to light during the remainder of the 2nd quarter that may influence management to change its expected provision.  The following table details the allowance activity for the three months ended March 31, 2011 and 2010:

ACTIVITY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

	03/31/11	03/31/10
	(dollars in thousands)
Balance at beginning of period	$2,420	$3,878
Charge-offs:
Real Estate	(91)	(1,822)
Commercial	(12)	(10)
Installment and other	(10)	(11)
Recoveries:
Real Estate	5	4
Commercial	8	5
Installment and other	2	1
Net (charge-offs)/recoveries	(98)	(1,833)
Provision charged to operations	750	1,100
Balance at end of period	$3,072	$3,145
Allowance for loan losses as a percent of loans, net of unearned interest and LHFS	1.49%	1.42%
Net charge-offs as a percent of average loans1	.05%	.82%
Net charge-offs as a percent of average loans2	.66%	1.62%

1. Net charge-offs are year to date
2. Net charge-offs are trailing twelve months

Potential Problem Loans

At March 31, 2011, the Company had no loans, other than those balances incorporated in the above tables, which management had significant doubts as to the ability of the borrower to comply with current repayment terms.

Deposits

Total deposits increased $15.7 million from $258.5 million at December 31, 2010, to $274.2 million at March 31, 2011.  The increase is due primarily to higher non-interest bearing demand deposits, the Company’s rewards checking and local school deposits.

The composition of the Company’s deposits is described in the following table.

COMPOSITION OF DEPOSITS
	03/31/11	12/31/10
Non-Interest Bearing	$49,320,424	$45,634,123
NOW Accounts	80,405,802	66,650,551
Money Market Deposit Accounts	35,513,052	36,140,259
Savings Accounts	20,175,073	19,098,255
Certificates of Deposit	88,752,883	91,019,342
Total Deposits	$274,167,234	$258,542,530

Borrowings

Total Company borrowings, including FHLB advances, federal funds purchased, customer and structured repurchase agreements and junior subordinated debentures, decreased $7.9 million to $60.9 million at March 31, 2011, compared to $68.8 million at December 31, 2010.  The decrease in borrowed funds is due primarily to the decline in the investment portfolio from sales of securities: sales proceeds, along with monthly cash flows from investment securities, have been used to pay down debt rather than be re-invested back into the market.  The Company includes in these borrowings balances that the Company has pursuant to agreements with local depositors to sweep overnight funds from their commercial deposit accounts.  Because of the nature of the agreements, these sweep accounts are included as borrowings rather than local customer deposits; these amounts are classified as repurchase agreements and included under the “Securities sold under repurchase agreements” line item on the Company’s balance sheet.  Management believes these accounts perform more like a core deposit rather than a bank obligation.

Capital

Stockholders' equity totaled $39.7 million at March 31, 2011, compared to $39.9 million at December 31, 2010.  Earnings of $575 thousand were primarily offset by a $482 thousand change in unrealized losses in the AFS investment portfolio and by $384 thousand in dividends paid.

The Company and Bank maintained a total capital to risk weighted assets ratio of 18.28% and 17.21%, respectively, a Tier 1 capital to risk weighted assets ratio of 17.06% and 15.99%, respectively, and a leverage ratio of 11.36% and 10.78%, respectively, at March 31, 2011.  These levels substantially exceed the minimum requirements of bank regulatory agencies for well-capitalized institutions of 10.00%, 6.00% and 5.00%, respectively.  Components of comprehensive income are excluded from the calculation of capital ratios.  The ratio of shareholders' equity to assets decreased to 10.4% at March 31, 2011, compared to 10.6% at December 31, 2010, due to the increase in total assets.

Off-Balance Sheet Arrangements

There have been no material changes in the Company’s off-balance sheet arrangements during the three months ended March 31, 2011.  See Note B and Note G to the Company’s consolidated financial statements for a description of the Company’s off-balance sheet arrangements.

Results of Operations

Net Interest Income and Net Interest Margin

One of the largest components of the Company’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds.  The net interest margin is net interest income expressed as a percentage of average earning assets.

Net interest income ended March 31, 2011, at $3.1 million compared to $3.4 million at March 31, 2010.  This decline was due primarily to lower average earning assets, offset slightly by lower funding costs of interest bearing liabilities.  Contributing to the lower average earning assets was a $13.3 million decrease in average loans coupled with a small decline in average investment securities offset by increases in average interest bearing cash balances.  Net interest margin declined from 3.74% at March 31, 2010, to 3.44% at March 31, 2011, due to the drop in net interest income.

Non-Interest Income/ Non-Interest Expense

Non-interest income ended March 31, 2011, at $1.5 million compared to $1.1 million at March 31, 2010. A total of approximately $11 million of mortgage-backed securities was sold in both quarters, and gains on such sales in the first quarter of 2011 exceeded gains in the corresponding period in 2010 by $219 thousand.  The expansion of the Company’s mortgage department contributed an additional $186 thousand in income from the sale of mortgage loans.  Non-interest expense decreased $393 thousand as compared to the 1st quarter of 2010 and ended the 1st quarter of 2011 at $3.1 million.  The decrease is primarily due to approximately $300 thousand charge to expense in the 1st quarter of 2010 related to the charge-off of loan and late fees receivable, located in the  “Other” line item in the Other Expenses section of the income statement.  Additionally, the expanded mortgage operations added approximately $96 thousand to personnel costs.  Other non-interest expense items were relatively stable.

 Income Taxes

The Company recorded income tax expense of $148 thousand for the three months ended March 31, 2011, compared to income tax credit of $184 thousand for the same period in 2010.  The tax credit arose primarily due to the tax effects resulting from the $1.1 million in the provision for loan losses in the 1st quarter of 2010.

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

The Company has established a liquidity contingency plan to guide the Bank in the event of a liquidity crisis.  The plan describes the normal operating environment, prioritizes funding options and outlines management responsibilities and board notification procedures.  As more emphasis has been directed to liquidity needs, the Company has enhanced its contingency plan to include stress levels, heightened reporting and monitoring along with testing to better understand and report its liquidity position and needs.

The Company’s cash and cash equivalents increased $25.1 million to $30.9 million at March 31, 2011, from $5.9 million at December 31, 2010.  Cash was provided by operating, investing and financing activities during the 1st quarter of 2011 in the amounts of $4.0 million and $13.7 million and $7.3 million, respectively.

At March 31, 2011, the Company had unsecured federal funds lines with correspondent banks of $36 million and a $19 million federal funds line of credit through its association with the Certificate of Deposit Account Registry System.  The Company maintains the ability to draw on its available line of credit with the FHLB in the amount of approximately $67 million.  In addition to these lines of credit, the Bank had approximately $49 million in liquid assets including unencumbered investment securities available for collateralized borrowing of $25 million, and cash available at the Federal Reserve Bank of $24 million.   Enhancing these liquidity levels, the Company has the ability to add $34 million from the brokered CD market.  Taken together, the total liquidity available to the Company after adjusting to account for market volatility, without affecting its well-capitalized status is approximately $189 million.  Management believes that overall liquidity measures, as outlined above,   indicate that the Company has adequate resources to fund foreseeable asset growth or to meet unanticipated deposit fluctuations or other immediate cash needs.

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

PART II.  OTHER INFORMATION

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s ability to pay dividends to its shareholders is substantially dependent on the ability of the Bank to transfer funds to the Company in the form of dividends, loans and advances.  Federal law imposes limitations on the payment of dividends by national banks.  Under federal law, the directors of a national bank, after making proper deduction for all expenses and other deductions required by the Comptroller of the Currency, may credit net profits to the bank’s undivided profits account and may declare a dividend from that account of so much of the net profits as they judge expedient.  The Comptroller and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings.  The Bank’s ability to pay dividends to the Company is also limited by prudence, statutory and regulatory guidelines and a variety of other factors. At March 31, 2011, retained earnings available for payment of cash dividends under applicable dividend regulations exceeded $2.2 million.

Certain restrictions also exist on the ability of the Bank to transfer funds to the Company in the form of loans.  Federal Reserve regulations limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations.  At March 31, 2011, the maximum amount available for transfer from the Bank to the Company in the form of loans on a secured basis was $2.5 million.  There were no loans outstanding from the Bank to the Company at March 31, 2011.

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

BRITTON & KOONTZ CAPITAL CORPORATION

Date:          May 5, 2011                                                       /s/ W. Page Ogden
W. Page Ogden
Chief Executive Officer

Date:          May 5, 2011                                                       /s/ William M. Salters
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