Form 10-Q
period 2011-08-12
BRITTON & KOONTZ CAPITAL CORP
filed 2011-08-12
CIK 707604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,142,466 Shares of Common Stock, Par Value $2.50, were outstanding as of August 1, 2011.

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

Certification of Chief Financial Officer as required pursuant to section 906 of the Sarbanes Oxley Act of 2002

PART I. FINANCIAL INFORMATION

Item 1.                      Financial Statements

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF

ASSETS

	June 30,	December 31,
ASSETS:	2011	2010
Cash and due from banks:
Non-interest bearing	$8,132,559	$4,827,021
Interest bearing	31,310,156	991,832
Total cash and due from banks	39,442,715	5,818,853
Federal funds sold	-	112,497
Investment Securities:
Available-for-sale (amortized cost, in 2011 and 2010,
of $93,224,417 and $94,250,975, respectively)	95,916,285	97,308,410
Held-to-maturity (fair value, in 2011 and 2010,
of $34,393,641 and $40,609,764, respectively)	33,239,387	39,760,756
Equity securities	1,635,800	1,835,200
Loans, less allowance for loan losses of $3,300,305
in 2011 and $2,420,143 in 2010	193,448,706	208,144,673
Loans held for sale	3,756,617	6,074,014
Bank premises and equipment, net	7,398,375	7,599,077
Other real estate	2,975,736	3,303,189
Accrued interest receivable	1,501,282	1,781,242
Cash surrender value of life insurance	1,164,509	1,145,016
Core Deposits, net	289,002	342,810
Other assets	1,903,461	2,193,946

TOTAL ASSETS	$382,671,875	$375,419,683
LIABILITIES AND STOCKHOLDERS' EQUITY
	June 30,	December 31,
LIABILITIES:	2011	2010
Deposits
Non-interest bearing	$58,681,484	$45,634,123
Interest bearing	217,118,074	212,908,407
Total deposits	275,799,558	258,542,530

Federal Home Loan Bank advances	9,000,000	17,457,000
Securities sold under repurchase agreements	50,365,670	51,365,895
Accrued interest payable	635,187	657,984
Advances from borrowers for taxes and insurance	166,060	245,943
Accrued taxes and other liabilities	1,602,581	2,063,358
Junior subordinated debentures	5,155,000	5,155,000
Total liabilities	342,724,056	335,487,710

STOCKHOLDERS' EQUITY:
Common stock - $2.50 par value per share;
12,000,000 shares authorized; 2,156,966 and 2,149,966 issued and 2,142,466 and 2,135,466 outstanding, as of June 30, 2011
and December 31, 2010, respectively	5,392,415	5,374,915
Additional paid-in capital	7,408,945	7,379,891
Retained earnings	25,716,033	25,517,531
Accumulated other comprehensive income	1,687,801	1,917,011
Less: Treasury stock, 14,500 shares, at cost	(257,375)	(257,375)
Total stockholders' equity	39,947,819	39,931,973

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$382,671,875	$375,419,683

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
INTEREST INCOME:
Interest and fees on loans	$2,979,375	$3,257,056	$5,985,094	$6,506,372
Interest on investment securities:
Taxable interest income	762,632	1,075,002	1,673,811	2,278,807
Exempt from federal taxes	361,846	415,468	748,402	836,492
Interest on federal funds sold	48	29	91	74
Total interest income	4,103,901	4,747,555	8,407,398	9,621,745

INTEREST EXPENSE:
Interest on deposits	647,915	825,599	1,317,935	1,674,872
Interest on Federal Home Loan Bank advances	69,040	72,517	138,552	150,776
Interest on trust preferred securities	43,652	43,579	86,817	86,117
Interest on securities sold under repurchase agreements	448,009	524,269	893,279	1,044,757
Total interest expense	1,208,616	1,465,964	2,436,583	2,956,522

NET INTEREST INCOME	2,895,285	3,281,591	5,970,815	6,665,223

Provision for loan losses	300,000	200,000	1,050,000	1,299,996

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	2,595,285	3,081,591	4,920,815	5,365,227

OTHER INCOME:
Service charges on deposit accounts	367,164	368,430	713,625	727,643
Income from fiduciary activities	749	714	2,034	1,491
Gain/(loss) on sale of mortgage loans	107,689	42,958	253,606	71,931
Gain/(loss) on sale/matured securities	655,584	-	1,322,577	447,530
Other	301,839	299,394	672,492	578,707
Total other income	1,433,025	711,496	2,964,334	1,827,302

OTHER EXPENSES:
Salaries	1,538,589	1,487,803	3,097,377	3,040,188
Employee benefits	218,445	228,713	429,399	451,261
Director fees	37,459	41,387	74,518	78,237
Net occupancy expense	278,529	272,186	541,529	528,788
Equipment expenses	280,529	311,741	543,701	630,349
FDIC assessment	115,236	91,495	224,222	219,459
Advertising	36,998	38,385	80,199	84,433
Stationery and supplies	30,833	38,512	66,546	79,843
Audit expense	65,500	63,455	131,000	126,911
Other real estate expense, net	380,982	18,924	386,422	11,888
Amortization of deposit premium	26,904	26,904	53,808	53,808
Other	613,901	596,273	1,128,733	1,430,453
Total other expenses	3,623,905	3,215,778	6,757,454	6,735,618

INCOME BEFORE INCOME TAX EXPENSE	404,405	577,309	1,127,695	456,911

Income tax expense/(benefit)	11,294	73,458	159,165	(110,232)

NET INCOME	$393,111	$503,851	$968,530	$567,143

EARNINGS PER SHARE DATA:

Basic earnings per share	$0.18	$0.24	$0.45	$0.27
Basic weighted shares outstanding	2,142,466	2,135,466	2,139,643	2,133,179

Diluted earnings per share	$0.18	$0.24	$0.45	$0.27
Diluted weighted shares outstanding	2,143,497	2,136,450	2,140,714	2,134,092

Cash dividends per share	$0.18	$0.18	$0.36	$0.36

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	Common Stock	Common Stock	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury	Total Stockholders'
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

Balance at December 31, 2009	2,126,466	$5,352,415	$7,396,211	$25,082,298	$2,267,340	$(257,375)	$39,840,889
Comprehensive Income:
Net income				567,143			567,143

Other comprehensive
income (net of tax):
Net change in unrealized gain/(loss)
on securities available for sale, net
of taxes for $404,795					680,446		680,446
Total Comprehensive income							1,247,589
Cash Dividend paid $0.36 per share				(768,768)			(768,768)
Common stock issued	9,000	22,500	84,600				107,100
Unearned compensation				(77,284)			(77,284)
Fair Value unexercised stock options			3,286				3,286
Balance at June 30, 2010	2,135,466	$5,374,915	$7,484,097	$24,803,389	$2,947,786	$(257,375)	$40,352,813

Balance at December 31, 2010	2,135,466	$5,374,915	$7,379,891	$25,517,531	$1,917,011	$(257,375)	$39,931,973
Comprehensive Income:
Net income				968,530			968,530

Other comprehensive
income (net of tax):
Net change in unrealized gain/(loss)
on securities available for sale, net
of taxes of $(136,356)					(229,210)		(229,210)
Total Comprehensive income							739,320
Cash Dividend paid $0.36 per share				(770,028)			(770,028)
Common stock issued	7,000	17,500	84,000				101,500
Unearned compensation			(56,069)				(56,069)
Fair Value unexercised stock options			1,123				1,123
Balance at June 30, 2011	2,142,466	$5,392,415	$7,408,945	$25,716,033	$1,687,801	$(257,375)	$39,947,819

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$968,530	$567,143
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Deferred income taxes	(653,964)	(93,630)
Provision for loan losses	1,050,000	1,299,996
Provision for depreciation	305,191	390,516
Stock dividends received	(1,500)	(4,500)
(Gain)/loss on sale of other real estate	109,123	(466,350)
(Gain)/loss on sale of mortgage loans	(253,606)	(71,931)
(Gain)/loss on sale of investment securities	(1,322,577)	(447,530)
Net amortization (accretion) of securities	216,174	52,740
Amortization of deposit premium	53,808	53,808
Writedown of other real estate	244,144	780,168
Unearned compensation	(56,069)	(77,284)
Net change in:
Loans held for sale	2,317,397	(5,164,937)
Accrued interest receivable	279,959	161,438
Cash surrender value	(19,493)	(25,505)
Other assets	290,486	243,086
Accrued interest payable	(22,797)	(87,940)
Accrued taxes and other liabilities	329,541	335,333

Net cash provided by (used in) operating activities	3,834,347	(2,555,379)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase)/decrease in federal funds sold	112,497	33,303
Proceeds from sales, maturities and paydowns of securities:
Available-for-sale	35,664,891	22,927,653
Held-to-maturity	6,557,324	2,862,393
Redemption of FHLB stock	375,700	1,011,100
Purchase of FHLB stock	(174,800)	-
Purchase of securities:
Available-for-sale	(33,567,885)	(16,930,224)
(Increase)/decrease in loans	13,767,884	2,617,222
Proceeds from sale and transfers of other real estate	105,877	776,350
Purchase of premises and equipment	(104,489)	(77,099)

Net cash provided by (used in) investing activities	22,736,999	13,220,698

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase /(decrease) in customer deposits	16,783,956	8,345,176
Net Increase /(decrease) in brokered deposits	473,072	(369,910)
Net Increase /(decrease) in securities sold under
repurchase agreements	(1,000,225)	(47,594)
Net Increase /(decrease) in FHLB advances	(8,457,000)	(21,218,149)
Net Increase /(decrease) in advances from borrowers
for taxes and insurance	(79,882)	(98,221)
Cash dividends paid	(770,028)	(768,768)
Common stock issued	101,500	107,100
Fair value of unexercised stock options	1,123	3,286

Net cash provided by (used in) financing activities	7,052,516	(14,047,080)

NET INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS	33,623,862	(3,381,761)

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	5,818,853	10,303,641

CASH AND DUE FROM BANKS AT END OF PERIOD	$39,442,715	$6,921,880

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Cash paid during the period for interest	$2,459,380	$3,044,462
Cash paid/(refunds) during the period for income taxes	$485,802	$(125,320)

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

Change in unrealized gains (losses)
on securities available for sale	$(365,566)	$1,085,241

Change in the deferred tax effect in unrealized
gains (losses) on securities available for sale	$(136,356)	$404,795

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

Note A.  Basis of Presentation

The consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 2010, has been derived from the audited financial statements of the Company for the year then ended.  The accompanying interim consolidated financial statements as of June 30, 2011 and for the three and six months then ended are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the Company’s financial position and operating results as of and for the periods presented.  Certain 2010 amounts have been reclassified to conform to the 2011 presentation.

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

On November 13, 2007, the Company entered into a 5 year, no-call 3-year Structured Repurchase Agreement with Chase for an additional $20 million.  Terms of the transaction call for the Bank to pay a fixed interest rate of 4.71%, which rate is no longer subject to adjustment.  Chase, in its discretion, may terminate this agreement on the 13th of each February, May, August and November.

Under each of the above-described repurchase agreements, the Bank is required to maintain a margin percentage of 105% on the subject securities.  These agreements with Chase were entered into as a means of adding additional leverage and to lock in a fixed rate for a certain period of time.

Note C.  Investment Securities

The amortized cost of the Bank’s investment securities, including held-to-maturity and available-for-sale securities, at June 30, 2011 and December 31, 2010, are summarized below.

The amortized cost and approximate fair value of investment securities classified as available-for-sale at June 30, 2011, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of State and
Political Subdivisions	$7,789,972	$297,400	$-	$8,087,372
Obligations of Other U.S.
Government Sponsored Agencies	19,004,104	55,296	(880)	19,058,520
Mortgage-Backed Securities	66,430,341	2,358,231	(18,179)	68,770,393
Total	$93,224,417	$2,710,927	$(19,059)	$95,916,285

The amortized cost and approximate fair value of investment securities classified as available-for-sale at December 31, 2010, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of State and
Political Subdivisions	$7,366,392	$95,289	$(289,191)	$7,172,490
Mortgage-Backed Securities	62,346,074	3,421,198	(60,622)	65,706,650
Obligations of Other U.S.
Government Sponsored Agencies	24,538,510	42,797	(152,037)	24,429,270
Total	$94,250,976	$3,559,284	$(501,850)	$97,308,410

The amortized cost and approximate fair value of investment securities classified as held-to-maturity at June 30, 2011, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of State and
Political Subdivisions	$27,257,704	$907,782	$(200,807)	$27,964,679
Mortgage-Backed Securities	5,981,682	447,280	-	6,428,962
Total	$33,239,386	$1,355,062	$(200,807)	$34,393,641

The amortized cost and approximate fair value of investment securities classified as held-to-maturity at December 31, 2010, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of State and
Political Subdivisions	$31,747,346	$558,246	$(200,170)	$32,105,422
Mortgage-Backed Securities	8,013,410	490,931	-	8,504,341
Total	$39,760,756	$1,049,177	$(200,170)	$40,609,763

There were no investment securities classified as trading at June 30, 2011 or December 31, 2010.

The aggregate fair value and aggregate unrealized losses on securities whose fair values are below book values as of June 30, 2011 and December 31, 2010, are summarized below.  Due to the nature of the investment and current market prices, these unrealized losses are considered a temporary impairment of the securities.

As of June 30, 2011, there were seven securities included in held-to-maturity and two securities included in available-for-sale with fair values below book value.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Held-to-Maturity:
Obligations of
State and Political
Subdivisions (7)	$3,205,757	$(189,877)	$489,070	$(10,930)	$3,694,827	$(200,807)
Total	$3,205,757	$(189,877)	$489,070	$(10,930)	$3,694,827	$(200,807)
Available for Sale:
Obligations of Other U.S. Government Sponsored Agencies (1)	$3,999,120	$(880)	$-	$-	$3,999,120	$(880)
Mortgage Backed Securities(1)	1,034,654	(18,179)	-	-	1,034,654	(18,179)
Total	$5,033,774	$(19,059)	$-	$-	$5,033,774	$(19,059)

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

The unrealized losses in the Company’s investment portfolio, caused by interest rate increases, are not credit issues and are deemed to be temporary.  Cash flows from the mortgage-backed securities are guaranteed by the full faith and credit of the United States or by an agency of the United States government.  The Company also has the ability to hold these securities until maturity; the Company does not have the intent to sell, and more likely than not will not be required to sell, these securities prior to maturity.  Thus, the Company is not required to record any loss on the securities. However, asset/liability strategies may occasionally result in the Company adjusting the available-for-sale portfolio duration by selling securities in the portfolio.  The Company sold $10 million of its 30 year mortgage backed securities during the 1st quarter of 2011 and subsequently sold an additional $10 million of similar securities during the 2nd quarter of 2011.

Note D.  Loans and Allowance for Loan Losses

Management segregates the loan portfolio into portfolio segments.  Under applicable accounting rules, a loan portfolio segment is determined based on the level at which a bank develops and documents a systematic method for determining its allowance for loan losses.  The Bank’s portfolio segments are based on loan types and the underlying risk factors present in each loan type.  Such risk factors are periodically reviewed by management and revised as deemed appropriate.  The following tables set forth, as of June 30, 2011 and December 31, 2010, the balance of both the allowance for loan losses and all “financing receivables” (that is, the principal amount of all loans plus accrued and unpaid interest as of the applicable measurement date) by portfolio segment, which is then further segregated by amounts evaluated for impairment collectively and individually.  The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit losses and Recorded Investment in Financing Receivables
For the Period Ended June 30, 2011
		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Allowance for credit losses:
Beginning balance	$376,946	$1,470,692	$26,590	$505,515	$40,400	$2,420,143
Charge-offs	(12,071)	(104,419)	(11,196)	(76,882)	-	(204,568)
Recoveries	16,569	450	1,831	15,880	-	34,730
Provision	61,979	250,335	5,568	583,597	148,521	1,050,000
Ending balance	$443,423	$1,617,058	$22,793	$1,028,110	$188,921	$3,300,305

Ending balance: individually
evaluated for impairment	$78,971	$1,147,089	$-	$259,231	$-	$1,485,291

Ending Balance: collectively
evaluated for impairment	$364,452	$469,969	$22,793	$768,879	$188,921	$1,815,014

Ending Balance: loans acquired with
deteriorated credit quality	$-	$-	$-	$-	$-	$-

Financing receivables:
Ending balance	$23,370,000	$97,269,000	$4,052,000	$75,815,000	$-	$200,506,000

Ending balance: individually
evaluated for impairment	$182,555	$7,209,788	$26,880	$1,580,351	$-	$8,999,574

Ending balance: collectively
evaluated for impairment	$23,187,445	$90,059,212	$4,025,120	$74,234,649	$-	$191,506,426

Ending balance: loans acquired with
deteriorated credit quality	$-	$-	$-	$-	$-	$-

Allowance for Credit Losses and Recorded Investment in Financing Receivables
For the Year Ended December 31, 2010
		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Allowance for credit losses:
Beginning balance	$631,065	$2,476,025	$161,172	$300,750	$309,726	$3,878,738
Charge-offs	(523,284)	(2,496,345)	(24,381)	(165,350)	-	(3,209,360)
Recoveries	48,477	6,336	4,427	16,521	-	75,761
Provision	220,688	1,484,676	(114,628)	353,594	(269,326)	1,675,004
Ending balance	$376,946	$1,470,692	$26,590	$505,515	$40,400	$2,420,143

Ending balance: individually
evaluated for impairment	$131,663	$784,382	$-	$139,819	$-	$1,055,864

Ending balance: collectively
evaluated for impairment	$245,283	$686,310	$26,590	$365,696	$40,400	$1,364,279

Ending balance: loans acquired with
deteriorated credit quality	$-	$-	$-	$-	$-	$-

Financing receivables:
Ending balance	$24,661,000	$108,856,000	$4,451,000	$78,671,000	$-	$216,639,000

Ending balance: individually
evaluated for impairment	$364,163	$6,862,175	$24,028	$259,406	$-	$7,509,772

Ending balance: collectively
evaluated for impairment	$24,296,837	$101,993,825	$4,426,972	$78,411,594	$-	$209,129,228

Ending balance: loans acquired with
deteriorated credit quality	$-	$-	$-	$-	$-	$-

Management divides the loan portfolio segments into classes, which are based on the initial measurement of the loan, risk characteristics of the loan and the method for monitoring and assessing the credit risk of the loan.

As of June 30, 2011 and December 31, 2010, loan balances outstanding more than 90 days and still accruing interest amounted to $654 thousand and $484 thousand, respectively.  As of June 30, 2011 and December 31, 2010, non-accrual loans were $8.9 million and $7.5 million, respectively.  The Bank considers all loans more than 90 days past due as non-performing loans.

The following tables present, by class, qualitative and quantitative information concerning the credit quality of financing receivables by credit quality indicators as of June 30, 2011 and December 31, 2010.

Credit Quality Indicators
As of June 30, 2011
	Performing	Non-Performing	Total
Commercial	$22,689,168	$680,832	$23,370,000
Consumer	4,025,120	26,880	4,052,000

Real Estate:
Construction and Development:
1-4 family residential	13,401,000	-	13,401,000
Other construction loans	16,619,218	911,782	17,531,000
Commercial Real Estate:
Owner occupied	36,815,090	2,700,910	39,516,000
Non-owner occupied	36,772,652	3,449,348	40,222,000
Residential:
1-4 family residential	48,629,736	615,264	49,245,000
Multi-family	12,048,464	1,120,536	13,169,000
Total	$191,000,448	$9,505,552	$200,506,000

Credit Quality Indicators
As of December 31, 2010
	Performing	Non-Performing	Total
Commercial	$24,296,837	$364,163	$24,661,000
Consumer	4,426,783	24,217	4,451,000

Real Estate:
Construction and Development:
1-4 family residential	10,641,000	-	10,641,000
Other construction loans	17,521,218	911,782	18,433,000
Commercial Real Estate:
Owner occupied	37,311,142	2,777,858	40,089,000
Non-owner occupied	46,759,883	3,574,117	50,334,000
Residential:
1-4 family residential	54,622,211	341,789	54,964,000
Multi-family	13,066,000	-	13,066,000
Total	$208,645,074	$7,993,926	$216,639,000

The following tables present, by class, an analysis as of June 30, 2011 and December 31, 2010 of the age of the recorded investment in financing receivables that are 30-89 days past due based on the Company’s review policy along with financing receivables past due 90 days, both accruing and non-accruing.

Aged Analysis of Past Due Financing Receivables
As of June 30, 2011
	30-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Financing Recievable	Recorded Investment > 90 Days and Accruing
Commercial	$210,978	$498,278	$709,256	$22,660,744	$23,370,000	$498,278
Consumer	42,464	12,331	54,795	3,997,205	4,052,000	-

Real Estate:
Construction & Development:
1-4 Family Residential	714,208	-	714,208	12,686,792	13,401,000	-
Other Construction Loan	-	911,782	911,782	16,619,218	17,531,000	-
Commercial Real Estate:
Owner Occupied	14,808	-	14,808	39,501,192	39,516,000	-
Non-Owner Occupied	-	1,400,140	1,400,140	38,821,860	40,222,000	-
Residential:
1-4 Family Residential	662,272	312,808	975,080	48,269,920	49,245,000	155,449
Multi-family	-	1,120,536	1,120,536	12,048,464	13,169,000	-
Total	$1,644,730	$4,255,875	$5,900,605	$194,605,395	$200,506,000	$653,727

Aged Analysis of Past Due Financing Receivables
As of December 31, 2010
	30-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Financing Recievable	Recorded Investment > 90 Days and Accruing
Commercial	$67,563	$188,594	$256,157	$24,404,843	$24,661,000	$-
Consumer	52,579	24,217	76,796	4,374,204	4,451,000	189

Real Estate:
Construction & Development:
1-4 Family Residential	833,395	-	833,395	9,807,605	10,641,000	-
Other Construction Loan	190,430	911,782	1,102,212	17,330,788	18,433,000	483,965
Commercial Real Estate:
Owner Occupied	1,548,589	3,574,117	5,122,706	34,966,294	40,089,000	-
Non-Owner Occupied	-	-	-	50,334,000	50,334,000	-
Residential:
1-4 Family Residential	700,210	140,467	840,677	54,123,323	54,964,000	-
Multi-family	-	-	-	13,066,000	13,066,000	-
Total	$3,392,766	$4,839,177	$8,231,943	$208,407,057	$216,639,000	$484,154

The following table presents, by class, information regarding the recorded investment in financing receivables that have been placed on non-accrual status as of June 30, 2011 and December 31, 2010.

Financing Receivables on Non-Accrual Status
For the Periods Ended
	6/30/2011	12/31/2010

Commercial	$182,554	$364,163
Consumer	26,880	24,028
Real Estate:
Construction and Development:
1-4 Family Residential	-	-
Other Construction Loans	911,782	427,817
Commercial Real Estate
Owner Occupied	2,700,910	2,777,858
Non-owner Occupied	3,449,348	3,574,117
Residential
1-4 Family Residential	459,815	341,789
Multi-family	1,120,536	-
Total	$8,851,825	$7,509,772

The following tables present, by class, for loans that meet the definition of an impaired loan in sections 310-10-35-16 and 310-10-35-17 of Accounting Standards Codification Topic 310, “Receivables,” for the quarter ended June 30, 2011 and the year ended December 31, 2010, (1) the recorded investment in impaired loans for which there is a related allowance for credit loss, (2) the recorded investment in impaired loans for which there is not a related allowance for credit loss and (3) the total unpaid principal balance of impaired loans.  Additionally, the table includes, by class, the average recorded investment in impaired loans and the amount of interest income recognized using a cash basis method of accounting during the time within that period that the loans were impaired.

Impaired Loans
For Quarter Ended June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$9,300	$9,142	$-	$10,204	$-
Consumer	30,438	29,739	-	31,869	-
Real Estate:
Construction and Development:
1-4 Family Residential	-	-	-	-	-
Other Construction Loans	849,523	1,040,782	-	839,137	-
Commercial Real Estate:
Owner Occupied	2,679,008	2,459,177	-	2,689,614	34,923
Non-Owner Occupied	-	-	-	-	-
Residential:
1-4 Family Residential	204,537	203,649	-	204,398	-
Multifamily	-	-	-	-	-

With Related Allowance Recorded:
Commercial	192,431	173,971	78,971	193,230	2,629
Consumer	-	-	-	-	-
Real Estate:
Construction and Development:
1-4 Family Residential	-	-	-	-	-
Other Construction Loans	175,807	454,000	45,500	173,784	-
Commercial Real Estate:
Owner Occupied	452,748	659,228	578,881	459,422	-
Non-Owner Occupied	3,686,594	3,567,849	522,707	3,746,041	-
Residential:
1-4 Family Residential	307,811	322,817	80,196	311,759	-
Multifamily	1,143,685	1,123,596	179,036	1,139,768	-

Total
Commercial	201,731	183,113	78,971	203,434	2,629
Consumer	30,438	29,739	-	31,869	-
Real Estate:
Construction and Development:
1-4 Family Residential	-	-	-	-	-
Other Construction Loans	1,025,330	1,494,782	45,500	1,012,921	-
Commercial Real Estate:
Owner Occupied	3,131,756	3,118,405	578,881	3,149,036	34,923
Non-Owner Occupied	3,686,594	3,567,849	522,707	3,746,041	-
Residential:
1-4 Family Residential	512,348	526,466	80,196	516,157	-
Multifamily	1,143,685	1,123,596	179,036	1,139,768	-
	$9,731,882	$10,043,950	$1,485,291	$9,799,226	$37,552

Impaired Loans
For Year Ended December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$-	$-	$-	$-	$-
Consumer	26,370	-	-	26,498	-
Real Estate:
Construction and Development:
1-4 Family Residential	-	-	-	-	-
Other Construction Loans	330,703	556,817	-	590,120	-
Commercial Real Estate:
Owner Occupied	1,398,337	1,273,530	-	1,302,045	21,113
Non-Owner Occupied	-	-	-	-	-
Residential:
1-4 Family Residential	202,904	128,219	-	213,837	7,533
Multifamily	-	-	-	-	-

With Related Allowance Recorded:
Commercial	387,464	364,163	131,663	373,183	2,898
Consumer	-	-	-	-	-
Real Estate:
Construction and Development:
1-4 Family Residential	-	-	-	-	-
Other Construction Loans	170,968	454,000	45,500	171,396	-
Commercial Real Estate:
Owner Occupied	1,612,482	1,731,769	179,765	1,569,355	17,482
Non-Owner Occupied	3,707,323	3,574,117	559,117	3,707,323	-
Residential:
1-4 Family Residential	203,813	192,467	139,819	222,159	2,504
Multifamily	-	-	-	-	-

Total
Commercial	387,464	364,163	131,663	373,183	2,898
Consumer	26,370	-	-	26,498	-
Real Estate:
Construction and Development:
1-4 Family Residential	-	-	-	-	-
Other Construction Loans	501,671	1,010,817	45,500	761,516	-
Commercial Real Estate:
Owner Occupied	3,010,819	3,005,299	179,765	2,871,400	38,595
Non-Owner Occupied	3,707,323	3,574,117	559,117	3,707,323	-
Residential:
1-4 Family Residential	406,717	320,686	139,819	435,996	10,037
Multifamily	-	-	-	-	-
	$8,040,364	$8,275,082	$1,055,864	$8,175,916	$51,530

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

Loans held-for-sale primarily consist of fifteen and thirty year fixed rate, one to four family real estate loans which are valued at the lower of cost or market, as determined by outstanding commitments from investors or current investor yield requirements, calculated on an individual basis.  These loans are sold to protect earnings and equity from undesirable shifts in interest rates.  Unrealized losses on loans held-for-sale, if any, are charged against income in the period of decline.  Such declines are recorded in a valuation allowance account and deducted from the cost basis of the loans.  There were no such losses at June 30, 2011.  Gains on loans held-for-sale are recognized when realized and amounted to $108 thousand and $253 thousand for the three and six months ended June 30, 2011.  Loans held-for-sale decreased from $6.1 million at December 31, 2010 to $3.8 million at June 30, 2011.

Loans held in the portfolio are periodically analyzed and compiled as to the individual characteristics of each loan.  If at any time a decision is made to sell any loan in the portfolio, such loan is reclassified as held-for-sale and carried at the lower of cost or market.

Note F.  Junior Subordinated Debentures

On March 26, 2003, the Company finalized its participation in FTN Financial Capital Market’s and Keefe, Bruyette & Woods’ pooled trust preferred offering.  The Company established Britton & Koontz Statutory Trust # 1 which issued 5,000 capital securities and 155 common securities with an aggregate liquidation amount of $5 million and $155 thousand, respectively.  The term of the capital securities and debentures is 30 years, callable after 5 years at the option of the Company.  The initial interest rate was 4.41%, adjusting quarterly at 3-Month LIBOR plus 3.15% and capped at 11.75%.  The interest rate at June 30, 2011, was 3.40%.   The securities are currently callable at the discretion of the Company on a quarterly basis.

Note G.  Loan Commitments

In the ordinary course of business, the Company enters into standby letters of credit and commitments to extend credit to its customers.  Letters of credit at June 30, 2011, and December 31, 2010, were $4.0 million and $4.4 million, respectively.  As of June 30, 2011, the Company had entered into commercial and residential loan commitments with certain customers that had an aggregate unused balance of $39.9 million, an increase from $38.8 million at December 31, 2010.  Because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire, the balances on such commitments should not be used to project actual future liquidity requirements.  However, the Company does incorporate expectations about the level of draws under all credit-related commitments into its funds management process.

Note H.  Earnings per Share

Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding.  The computation of diluted income per share assumes the exercise of all outstanding securities potentially convertible into common stock, including options granted, unless the effect is anti-dilutive.  The effect will be anti-dilutive when the exercise price per share of an option exceeds the current market price for a share of Company stock.  The Company accounts for its options under the recognition and measurement of fair value provisions of Accounting Standards Codification (“ASC”) Topic 718, “Compensation—Stock Compensation.”  The Company uses the Black-Scholes method for valuing stock options.  The following information sets forth the computation of earnings per share for the three and six  months ended June 30, 2011 and 2010.

	For the three months ended June 30,
	2011	2010
Basic weighted average shares outstanding	2,142,466	2,135,466
Dilutive effect of granted options	1,031	984

Diluted weighted average shares outstanding	2,143,497	2,136,450
Net income	$393,111	$503,851
Net income per share-basic	$0.18	$0.24
Net income per share-diluted	$0.18	$0.24

	For the six months ended June 30,
	2011	2010
Basic weighted average shares outstanding	2,139,643	2,133,179
Dilutive effect of granted options	1,071	913

Diluted weighted average shares outstanding	2,140,714	2,134,092
Net income	$968,530	$567,143
Net income per share-basic	$0.45	$0.27
Net income per share-diluted	$0.45	$0.27

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

Securities Sold Under Repurchase Agreements – The fair value approximates its carrying value.

Junior Subordinated Debt – Due to short-term variable repricing, the fair value approximates its carrying value.

Commitments to Extend Credit and Standby Letters of Credit - The fair values of commitments to extend credit and standby letters of credit do not differ significantly from the commitment amount and are therefore omitted from this disclosure.

The estimated approximate fair values of the Company’s financial instruments as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(dollars in Thousands)
Financial Assets:
Cash and due from banks	$39,443	$39,443	$5,819	$5,819
Federal funds sold	-	-	112	112
Investment securities:
Held-to-maturity	33,239	34,394	39,761	40,610
Available-for-sale	95,916	95,916	97,308	97,308
Equity securities	1,636	1,636	1,835	1,835
Cash surrender value of life insurance	1,165	1,165	1,145	1,145
Loans, net	197,205	201,410	214,219	218,739

Financial Liabilities:
Deposits	275,800	276,336	258,543	259,192
Short-term borrowings	2,000	2,000	8,457	8,456
Long-term borrowings	7,000	7,435	9,000	9,368
Securities sold under
repurchase agreements:
Retail	10,365	10,365	11,366	11,364
Structured	40,000	43,241	40,000	43,506
Junior subordinated debentures	5,155	5,155	5,155	5,155

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

The following table presents the balance of assets measured on a recurring basis as of June 30, 2011 and December 31, 2010.  As of those dates, the Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2011:
Mortgage Backed Securities	$68,770,393	$0.00	$68,770,393	$0.00
Obligation of State and Political Subdivision	8,087,372	0.00	8,087,372	0.00
Obligations of Other U.S. Government Sponsored Agencies	19,058,520	0.00	19,058,520	0.00
Total	$95,916,285	$0.00	$95,916,285	$0.00
December 31, 2010:
Mortgage Backed Securities	$65,706,650	$0.00	$65,706,650	$0.00
Obligation of State and Political Subdivision	7,172,490	0.00	7,172,490	0.00
Obligations of Other U.S. Government Sponsored Agencies	24,429,270	0.00	24,429,270	0.00
Total	$97,308,410	$0.00	$97,308,410	$0.00

Nonrecurring Basis

In the table below, the Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis.  These financial assets and liabilities have been assigned to the most appropriate level within the fair value hierarchy based on the inputs used to determine their fair value at the measurement dates.  As of such measurement dates, the Company did not record any liabilities at fair value for which measurement of the fair value was made on a non-recurring basis.

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

The following table presents the balance of assets measured on a non-recurring basis as of June 30, 2011 and December 31, 2010.

Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2011:
Assets:
Impaired Loans	$7,514,283	$0.00	$7,514,283	$0.00
Repossessed Assets	2,975,736	0.00	2,975,736	0.00
Total	$10,490,019	$0.00	$10,490,019	$0.00

December 31, 2010:
Assets:
Impaired Loans	$6,453,908	$0.00	$6,453,908	$0.00
Repossessed Assets	3,303,189	0.00	3,303,189	0.00
Total	$9,757,097	$0.00	$9,757,097	$0.00

Note J. Subsequent Events

The Company evaluated events and transactions occurring subsequent to June 30, 2011 for potential recognition or disclosure in the financial statements included in this quarterly report.  The Company has concluded that no significant events occurred after June 30, 2011, but prior to the issuance of these financial statements that would have a material impact on its financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to present a review of the major factors affecting the financial condition of Britton & Koontz Capital Corporation (the “Company”) and its wholly-owned subsidiary, Britton & Koontz Bank, N.A. (the “Bank”), as of June 30, 2011, as compared to the Company’s financial condition as of December 31, 2010, and the results of operations of the Company for the three and six month periods ended June 30, 2011, as compared to the corresponding period in 2010.

Summary

The Company’s net income for the three months ended June 30, 2011, was $393 thousand, or $.18 per diluted share, compared to $504 thousand, or $.24 per diluted share, for the quarter ended June 30, 2010.   For the six month period ended June 30, 2011, net income and diluted earnings per share were $969 thousand and $0.45, respectively, compared to $567 thousand and $0.27, respectively, for the same period in 2010.  The decrease for the three month period is primarily related to write-downs to other real estate of approximately $244 thousand after the Company received updated appraisals of certain of its other real estate.  Additional items affecting the change in net income for the three-month period are higher mortgage-related income and sales from investment securities of $186 thousand and $219 thousand, respectively, offset by lower net interest income of $386 thousand.  The increase for the six month period is due primarily to $875 thousand of additional gains on the sale of investment securities, higher mortgage-related income of $215 thousand and lower provision expense of $250 thousand offset by a drop in net interest income of $694 thousand resulting from a declining net interest margin and the aforementioned charges to other real estate.

Total assets were $382.7 million at June 30, 2011, an increase of $7.3 million from December 31, 2010 due primarily to the increase of $30.3 million in Federal Reserve and other cash balances offset by lower investment securities and loans.  At June 30, 2011, investment securities were $130.8 million, down $8.1 million from $138.9 million at June 30, 2010.  Loans decreased to $200.5 million at June 30, 2011 from $216.6 million at December 31, 2010, due to lower loans held for sale and the general slowdown in all Company markets.  Total deposits increased $17.3 million to $275.8 million at June 30, 2011 from $258.5 million at December 31, 2010, while total borrowings declined $9.5 million to $59.4 million.  Total stockholders’ equity remained relatively the same at $39.9 million at June 30, 2011, and December 31, 2010.

Improvement in overall asset quality continues to be slow as the Company’s nonperforming assets have risen slightly to $12.6 million at June 30, 2011, compared to $11.3 million at December 31, 2010.  The increase in non-performing assets is primarily the result of two credits of approximately $1.6 million that were moved to non-accrual status in the 1st quarter this year.  The Company expects to complete the foreclosure on the real estate collateral securing each of the loans in the 3rd quarter of 2011.  Currently, management does not expect a material loss on either property.  Since year-end, the Company has recognized $5.2 million in troubled debt restructurings (“TDR’s”).  Of this amount, $5.0 million was already classified as non-accrual loans and accordingly included in the significant asset quality ratios.  The remaining $148 thousand consists of one credit that is still accruing and well secured by real estate; management does not expect any loss with respect to this credit.  Net charge-offs during the six months ended June 30, 2011, declined substantially to $170 thousand from $2.6 million during the same period in 2010.  However, as previously reported, subsequent to the end of the 2nd quarter management downgraded six loan relationships, totaling approximately $15 million, in the Baton Rouge, Louisiana market.  These loans, which are now classified as either sub-standard or special mention under the Company’s watch category, continue to accrue interest.  At this time, the Company does not anticipate any material loss on these six loan relationships.  However, these downgrades highlight the Company’s ongoing concern that its Baton Rouge market has not yet stabilized following the national recession.

Financial Condition

Loans

Total loans decreased $16.0 million to $200.6 million at June 30, 2011, from $216.6 million at December 31, 2010.  The decrease in loans is due to lower commercial real estate activity and decreases in loans held for sale at June 30 2011.  The depressed economic conditions affecting the United States generally have weakened demand in all Company markets.  Additionally, the decision to sell loans in the secondary market tends to slow the growth of residential portfolio loans.  Further declines are expected to occur in the Company’s commercial and residential real estate portfolio through the remainder of 2011.  As expansion of the Company’s mortgage operation has progressed, originations of 1-4 family residential mortgages increased to $22.2 million for the six month period ended June 30, 2011, compared to $17.5 for the same period in 2010.

The following table presents the Company’s loan portfolio composition at June 30, 2011, and December 31, 2010.

COMPOSITION OF LOAN PORTFOLIO

	06/30/11	12/31/10
Commercial, financial & agricultural	$23,370,000	$24,661,000
Real estate-construction	30,932,000	29,074,000
Real estate-residential	62,414,000	68,030,000
Real estate-other	79,736,000	90,423,000
Installment	3,929,000	4,204,000
Other	124,000	247,000
Total loans	$200,505,000	$216,639,000

The Company’s loan portfolio at June 30, 2011, had no significant concentrations of loans other than in the categories presented in the table above.

Investment Securities

The Company’s investment portfolio at June 30, 2011, consisted of mortgage-backed, agency and municipal securities.  Investment securities that are classified as held-to-maturity (“HTM”) are accounted for by the amortized cost method while securities in the available-for-sale (“AFS”) category are accounted for at fair value.  Changes in value of the AFS securities are recorded in the equity section of the balance sheet in “accumulated other comprehensive income.”

Management determines the classification of its securities at acquisition.  Total HTM and AFS investment securities decreased $7.9 million to $129.2 million at June 30, 2011 from $137.1 million at December 31, 2010.  Excluding investment purchases, sales and calls from agency and municipal securities, the decrease is due primarily to normal cash flow on the existing portfolio.  Equity securities declined during this period by $200 thousand to $1.6 million.   At June 30, 2011, equity securities were comprised primarily of Federal Reserve Bank stock of $522 thousand, Federal Home Loan Bank (“FHLB”) stock of $811 thousand, ECD Investments, LLC membership interests of $100 thousand and the Company’s $155 thousand investment in B&K Statutory Trust.

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

Several key measures are used to evaluate and monitor the Company’s asset quality.  These measures include the levels and percentages of total nonperforming assets, loan delinquencies, non-accrual loans, foreclosed assets and charge-offs.  Nonperforming assets increased $1.3 million to $12.6 million at June 30, 2011, from $11.3 million at December 31, 2010.  The Company’s nonperforming assets consist of non-accrual loans of $8.9 million, other real estate of $3.0 million, accruing loans classified as TDR’s of $148 thousand and loans 90 days or more delinquent of $654 thousand.  The increase is due primarily to the transfer of two commercial credits in the amount of approximately $1.6 million during the 1st quarter of 2011 to non-accrual status.  As noted earlier, the Company expects to complete the foreclosure on the real estate collateral securing each of the loans in the 3rd quarter of 2011.  Nonperforming loans as a percent of total loans, net of unearned income and loans held for sale (“LHFS”), increased to 4.91% at June 30, 2011, compared to 3.80% at December 31, 2010.  Net charge-offs have declined substantially for the six months ended June 30, 2011, to $170 thousand compared to $2.6 million for the six months ended June 30, 2010.    Although there has been some improvement in net-charge-offs, as discussed earlier management’s downgrade of an additional $15 million in loans highlights its concern as to the economic stress that still exists in the Company’s local markets.  Notwithstanding the increases mentioned above, management believes that the Company’s non-performing assets to Tier 1 capital at June 30, 2011, is below industry and peer levels, as was the case at December 31, 2010, based on Federal Deposit Insurance Corporation  (“FDIC”) year-end call report data.

A breakdown of nonperforming assets at June 30, 2011, and December 31, 2010, is shown below.

BREAKDOWN OF NONPERFORMING ASSETS

	06/30/11	12/31/10
	(dollars in thousands)
Non-accrual loans by type:
Real estate	$8,642	$7,122
Installment	27	24
Commercial and all other loans	182	364
Total non-accrual loans	8,851	7,510
Loans past due 90 days or more	654	484
Troubled debt restructuring, still accruing	148	-
Total nonperforming loans	9,653	7,994
Other real estate owned (net)	2,976	3,303
Total nonperforming assets	$12,629	$11,297
Nonperforming loans to total loans, net of LHFS	4.91%	3.80%
Nonperforming loans to total assets	2.52%	2.13%
Nonperforming assets to total loans, net of LHFS	6.42%	5.37%
Nonperforming assets to total assets	3.30%	3.01%

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan-by-loan basis for problem loans primarily of $50,000 or greater by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  For real estate collateral, the fair market value of the collateral is based upon a recent appraisal by a qualified and licensed appraiser of the underlying collateral.  Included in impaired loans are loans that management has deemed TDR’s.

Based upon this evaluation, management believes the allowance for loan losses of $3.3 million at June 30, 2011, which represents 1.68% of gross loans less unearned interest and LHFS, is adequate, under prevailing economic conditions, to absorb probable losses on existing loans.  At December 31, 2010, the allowance for loan loss was $2.4 million, or 1.15% of gross loans less unearned interest and LHFS.  The allowance includes a specific allocation of approximately $1.5 million on total impaired loans of $8.9 million.

The process by which management determines the appropriate level of the allowance, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates.

Provision for Loan Losses

The provision for loan losses is a charge to earnings to maintain the allowance for loan losses at a level consistent with management’s assessment of the risk of loss in the loan portfolio in light of current risk management strategies, economic conditions and market trends.  The Company increased the provision by $100 thousand to $300 thousand for the 2nd quarter of 2011 compared to $200 thousand during the 2nd quarter of 2010.  However, on account of a reduction in the provision in the 1st quarter of 2011 as compared to the same period in 2010, the provision decreased to $1.1 million during the six months ended June 30, 2011, compared to $1.3 million during the same period in 2010.

The Company regularly reviews the allowance account in an effort to maintain it at an adequate level and collects necessary data to make a proper provision expense to earnings.  However, factors may come to light during the remainder of the year that may influence management to change its expected provision.  The following table details the allowance activity for the six months ended June 30, 2011 and 2010:

ACTIVITY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

	06/30/11	06/30/10
	(dollars in thousands)
Balance at beginning of period	$2,420	$3,878
Charge-offs:
Real Estate	(181)	(2,166)
Commercial	(12)	(481)
Installment and other	(11)	(17)
Recoveries:
Real Estate	16	14
Commercial	16	9
Installment and other	2	1
Net (charge-offs)/recoveries	(170)	(2,640)
Provision charged to operations	1,050	1,300
Balance at end of period	$3,300	$2,538
Allowance for loan losses as a percent of loans, net of LHFS	1.68%	1.17%
Net charge-offs as a percent of average loans1	.08%	1.18%
Net charge-offs as a percent of average loans2	.32%	1.82%

1. Net charge-offs are year to date
2. Net charge-offs are trailing twelve months

Potential Problem Loans

At June 30, 2011, the Company had no loans, other than those balances incorporated in the above tables and summary discussion, which management had significant doubts as to the ability of the borrower to comply with current repayment terms.

Deposits

Total deposits increased $17.3 million from $258.5 million at December 31, 2010, to $275.8 million at June 30, 2011.  The increase is due primarily to higher non-interest bearing demand deposits, the Company’s rewards checking and local school deposits.

The composition of the Company’s deposits is described in the following table.

COMPOSITION OF DEPOSITS

	06/30/11	12/31/10
Non-Interest Bearing	$58,681,484	$45,634,123
NOW Accounts	74,784,993	66,650,551
Money Market Deposit Accounts	35,295,453	36,140,259
Savings Accounts	20,142,233	19,098,255
Certificates of Deposit	86,895,395	91,019,342
Total Deposits	$275,799,558	$258,542,530

Borrowings

Total Company borrowings, including FHLB advances, federal funds purchased, customer and structured repurchase agreements and junior subordinated debentures, decreased $9.5 million to $59.4 million at June 30, 2011, compared to $68.8 million at December 31, 2010.  The decrease in borrowed funds is due primarily to the normal cash pay-downs from the investment portfolio.  The Company includes in these borrowings balances that the Company has pursuant to agreements with local depositors to sweep overnight funds from their commercial deposit accounts.  Because of the nature of the agreements, these sweep accounts are included as borrowings rather than local customer deposits; these amounts are classified as repurchase agreements and included under the “Securities sold under repurchase agreements” line item on the Company’s balance sheet.  Management believes these accounts perform more like a core deposit rather than a bank obligation.

Capital

Stockholders' equity remained relatively the same at $39.9 million at June 30, 2011, and December 31, 2010.  Earnings of $968 thousand were primarily offset by a $229 thousand change in unrealized losses in the AFS investment portfolio and by $770 thousand in dividends paid.

The Company and Bank maintained a total capital to risk weighted assets ratio of 19.50% and 18.36%, respectively, a Tier 1 capital to risk weighted assets ratio of 18.25% and 17.11%, respectively, and a leverage ratio of 11.25% and 10.63%, respectively, at June 30, 2011.  These levels substantially exceed the minimum requirements of bank regulatory agencies for well-capitalized institutions of 10.00%, 6.00% and 5.00%, respectively.  Components of comprehensive income are excluded from the calculation of capital ratios.  The ratio of shareholders' equity to assets decreased to 10.4% at June 30, 2011, compared to 10.6% at December 31, 2010, due to the increase in total assets.

Off-Balance Sheet Arrangements

There have been no material changes in the Company’s off-balance sheet arrangements during the three months ended June 30, 2011.  See Note B and Note G to the Company’s consolidated financial statements for a description of the Company’s off-balance sheet arrangements.

Results of Operations

Net Interest Income and Net Interest Margin

One of the largest components of the Company’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds.  The net interest margin is net interest income expressed as a percentage of average earning assets.

Net interest income for the three and six month periods ended June 30, 2011, decreased $386 thousand and $694 thousand, respectively, over the same period in 2010.  Average earning assets during the quarter ended June 30, 2011 held steady at $361 million while they dropped only slightly for the six month comparison.  Although average earning assets remained relatively stable, the shift in the mix of average earning assets was the primary driver of the Company’s lower net interest income for the three and six-month periods.  Cash flows from higher-yielding assets, loans and investment securities were moved to lower-yielding cash accounts in the first six months of 2011.  Even though the lower interest rate environment during the past year has made profitable reinvestment of cash flows back into the market difficult and loan demand remains flat, the decline did not contribute materially to a decrease in net interest income.  However, as expected, lower interest rates contributed to the decline in interest rate spread and margin during both comparative periods.  Interest rate spread declined 39 and 32 basis points to 2.85% and 2.97% for the three and six month period ended June 30, 2011, respectively.  Interest rate margin declined 43 and 36 basis points to 3.20% and 3.32% for the three and six months ended June 30, 2011, respectively.

Non-Interest Income/ Non-Interest Expense

Non-interest income increased $722 thousand for the 2nd quarter of 2011 compared to the 2nd quarter of 2010, while non-interest income increased $1.1 million for the first six months of 2011 compared to the corresponding period in 2010.  Both period increases were primarily due to gains on the sale of investment securities and higher-mortgage related income.  Non-interest expense increased $408 thousand for the 2nd quarter of 2011 compared to the 2nd quarter of 2010, due mainly to higher expenses on other real estate.  Non-interest expense increased $22 thousand to $6.8 million for the six months ended June 30, 2011, as compared to the corresponding period in 2010.  For the six month comparative period, a decrease in charges related to the provision of loan and late fees receivable from $368 thousand in 2010 to $92 thousand in 2011 and an $86 thousand decline in equipment expense were offset by a $374 thousand increase in other real estate expense. The increase in other real estate expense for both comparative periods is due to the lower values received from updated appraisals.

Income Taxes

The Company recorded income tax expense of $11 thousand and $73 thousand for the three months ended June 30, 2011 and 2010.  Income tax expense for the six months ended June 30, 2011 was $159 thousand compared to an income tax credit of $110 thousand for the same period in 2010.  The tax credit arose primarily due to the tax effects resulting from the $1.1 million in the provision for loan losses in the 1st quarter of 2010.

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

The Company’s cash and cash equivalents increased $33.5 million to $39.4 million at June 30, 2011, from $5.9 million at December 31, 2010.  Cash was provided by operating, investing and financing activities of $3.8 million, $22.7 million and $7.0 million during the six months ended June 30, 2011, respectively.

At June 30, 2011, the Company had unsecured federal funds lines with correspondent banks of $36 million.  The Company maintains the ability to draw on its available line of credit with the FHLB in the amount of approximately $74 million.  In addition to these lines of credit, the Bank had approximately $62 million in liquid assets including unencumbered investment securities available for collateralized borrowing of $31 million, and cash available at the Federal Reserve Bank of $31 million.   Enhancing these liquidity levels, the Company has the ability to add $45 million from the brokered CD market.  Management believes that overall liquidity measures, as outlined above, indicate that the Company has adequate resources to fund foreseeable asset growth or to meet unanticipated deposit fluctuations or other immediate cash needs.

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

 Item 4.   Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer of the Company (“CEO”) and the Chief Financial Officer of the Company (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2011.  Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective for ensuring that information that the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s ability to pay dividends to its shareholders is substantially dependent on the ability of the Bank to transfer funds to the Company in the form of dividends, loans and advances.  Federal law imposes limitations on the payment of dividends by national banks.  Under federal law, the directors of a national bank, after making proper deduction for all expenses and other deductions required by the Comptroller of the Currency, may credit net profits to the bank’s undivided profits account and may declare a dividend from that account of so much of the net profits as they judge expedient.  The Comptroller and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings.  The Bank’s ability to pay dividends to the Company is also limited by prudence, statutory and regulatory guidelines and a variety of other factors. At June 30, 2011, retained earnings available for payment of cash dividends under applicable dividend regulations exceeded $1.9 million.

Certain restrictions also exist on the ability of the Bank to transfer funds to the Company in the form of loans.  Federal Reserve regulations limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations.  At June 30, 2011, the maximum amount available for transfer from the Bank to the Company in the form of loans on a secured basis was $2.5 million.  There were no loans outstanding from the Bank to the Company at June 30, 2011.

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

31.1		Certifications of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certifications of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certifications of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certifications of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SCH		XBRL Schema Document

101.CAL		XBRL Calculation Linkbase Document

101.LAB		XBRL Label Linkbase Document

101.PRE		XBRL Presentation Linkbase Document

101.DEF		XBRL Definition Linkbase Document

*	As indicated in the column entitled “Description of Exhibits” this exhibit is incorporated by reference to another filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRITTON & KOONTZ CAPITAL CORPORATION

Date:          August 12, 2011                                                 /s/ W. Page Ogden
W. Page Ogden
Chief Executive Officer

Date:          August 12, 2011                                                 /s/ William M. Salters
William M. Salters
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit

31.1	Certifications of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document