Form 10-Q/A
period 2011-10-14
BRITTON & KOONTZ CAPITAL CORP
filed 2011-10-17
CIK 707604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
Amendment No. 1
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,137,466  shares of Common Stock, Par Value $2.50, were outstanding as of October 1, 2011.

EXPLANATORY NOTE

Britton & Koontz Capital Corporation (the “Company”) is filing this Amendment No. 1 to Quarterly Report on Form 10−Q for the three and six months ended June 30, 2011 (the “Amended Report”), to amend the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011, filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2011 (the “Original Report”).

On September 20, 2011, based upon the recommendation of management, the Board of Directors of the Company concluded that, in light of the downgrade of certain performing loans as of June 30, 2011, it was necessary to increase the Company’s provision for loan losses as of such date so that the allowance for loan losses at June 30, 2011 remained adequate to absorb probable losses on existing loans after taking into account the aforementioned downgrades.  The Board further determined that, as a result of these changes, (1) Britton & Koontz Bank, N.A., the Company’s wholly-owned subsidiary, should amend its call report for the quarter ended June 30, 2011 to address this increase and (2) the Company’s previously issued financial statements for the three and six months ended June 30, 2011 included in the Original Report could no longer be relied upon.  Accordingly, this Amended Report is being filed in order to restate the Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2011, and amend related disclosures in Item 1, Financial Statements, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 4, Disclosure Controls and Procedures, in Part I of the Original Report.

The following sets forth the primary effects of the restatement on the financial statements and related information included in the Original Report:

•
The Company’s net income after tax for the three months ended June 30, 2011, will decrease from $393 thousand, or $0.18 per diluted share, to $229 thousand, or $0.11 per diluted share.  The Company’s net income for the six months ended June 30, 2011, will decrease from $969 thousand, or $0.45 per diluted share, to $805 thousand, or $0.38 per diluted share.

•
The loan loss provision for the second quarter of 2011 will increase from $300 thousand to $562 thousand while the loan loss provision for the six months ended June 30, 2011, will increase from $1.1 million to $1.3 million.

•	The allowance for loan losses at June 30, 2011 will increase from $3.3 million to $3.6 million.

•	Shareholders’ equity at June 30, 2011 will decrease from $39.9 million to $39.8 million.

Since the above-described increases to the loan loss provision and the allowance for loan losses were made in connection with downgrades of loans that remained classified as performing at June 30, 2011, there were no changes to the Company’s nonperforming loans as of such date.  Accordingly, those amounts in this Amended Report remain the same as in the Original Report.  More generally, the Company has not modified or updated disclosures presented in the Original Report, except (1) as required to specifically reflect the effects of the restatement in this Amended Report and (2) with respect to (a) the Company’s determination that it will be necessary to increase the Company’s provision for loan losses for the third quarter of 2011, as described in Note K, “Subsequent Events,” in Part I, Item 1, Financial Statements, and in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (b) the status of the Company’s foreclosure on certain loans, as described in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.  See Note J, “Restatement of Previously Issued Financial Statements, in Part I, Item 1, Financial Statements, for the specific line items restated in this Amended Report and a more detailed description of the changes resulting from the restatement.

For the convenience of the reader, this Amended Report sets forth the Original Report in its entirety, although as noted above the Company is only restating the portions of the Original Report affected by the restated financial information referenced above and updating its disclosures with respect to the anticipated increase in the Company’s loan loss provision and the status of the Company’s foreclosure on certain loans.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new, currently-dated certifications of our principal executive officer and principal financial officer are filed herewith as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

Certification of Chief Financial Officer as required pursuant to section 906 of the Sarbanes Oxley Act of 2002

PART I. FINANCIAL INFORMATION

Item 1.                      Financial Statements

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF

ASSETS

	June 30,	December 31,
ASSETS:	2011, (as restated)	2010
Cash and due from banks:
Non-interest bearing	$8,132,559	$4,827,021
Interest bearing	31,310,156	991,832
Total cash and due from banks	39,442,715	5,818,853
Federal funds sold	-	112,497
Investment Securities:
Available-for-sale (amortized cost, in 2011 and 2010,
of $93,224,417 and $94,250,975, respectively)	95,916,285	97,308,410
Held-to-maturity (fair value, in 2011 and 2010,
of $34,393,641 and $40,609,764, respectively)	33,239,387	39,760,756
Equity securities	1,635,800	1,835,200
Loans, less allowance for loan losses of $3,562,305
in 2011 and $2,420,143 in 2010	193,186,706	208,144,673
Loans held for sale	3,756,617	6,074,014
Bank premises and equipment, net	7,398,375	7,599,077
Other real estate	2,975,736	3,303,189
Accrued interest receivable	1,501,282	1,781,242
Cash surrender value of life insurance	1,164,509	1,145,016
Core Deposits, net	289,002	342,810
Other assets	1,903,461	2,193,946

TOTAL ASSETS	$382,409,875	$375,419,683
LIABILITIES AND STOCKHOLDERS' EQUITY
	June 30,	December 31,
LIABILITIES:	2011, (as restated)	2010
Deposits
Non-interest bearing	$58,681,484	$45,634,123
Interest bearing	217,118,074	212,908,407
Total deposits	275,799,558	258,542,530

Federal Home Loan Bank advances	9,000,000	17,457,000
Securities sold under repurchase agreements	50,365,670	51,365,895
Accrued interest payable	635,187	657,984
Advances from borrowers for taxes and insurance	166,060	245,943
Accrued taxes and other liabilities	1,504,579	2,063,358
Junior subordinated debentures	5,155,000	5,155,000
Total liabilities	342,626,054	335,487,710

STOCKHOLDERS' EQUITY:
Common stock - $2.50 par value per share;
12,000,000 shares authorized; 2,156,966 and 2,149,966 issued and 2,142,466 and 2,135,466 outstanding, as of June 30, 2011
and December 31, 2010, respectively	5,392,415	5,374,915
Additional paid-in capital	7,408,945	7,379,891
Retained earnings	25,552,035	25,517,531
Accumulated other comprehensive income	1,687,801	1,917,011
Less: Treasury stock, 14,500 shares, at cost	(257,375)	(257,375)
Total stockholders' equity	39,783,821	39,931,973

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$382,409,875	$375,419,683

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011, (as restated)	2010	2011, (as restated)	2010
INTEREST INCOME:
Interest and fees on loans	$2,979,375	$3,257,056	$5,985,094	$6,506,372
Interest on investment securities:
Taxable interest income	762,632	1,075,002	1,673,811	2,278,807
Exempt from federal taxes	361,846	415,468	748,402	836,492
Interest on federal funds sold	48	29	91	74
Total interest income	4,103,901	4,747,555	8,407,398	9,621,745

INTEREST EXPENSE:
Interest on deposits	647,915	825,599	1,317,935	1,674,872
Interest on Federal Home Loan Bank advances	69,040	72,517	138,552	150,776
Interest on trust preferred securities	43,652	43,579	86,817	86,117
Interest on securities sold under repurchase agreements	448,009	524,269	893,279	1,044,757
Total interest expense	1,208,616	1,465,964	2,436,583	2,956,522

NET INTEREST INCOME	2,895,285	3,281,591	5,970,815	6,665,223

Provision for loan losses	562,000	200,000	1,312,000	1,299,996

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	2,333,285	3,081,591	4,658,815	5,365,227

OTHER INCOME:
Service charges on deposit accounts	367,164	368,430	713,625	727,643
Income from fiduciary activities	749	714	2,034	1,491
Gain/(loss) on sale of mortgage loans	107,689	42,958	253,606	71,931
Gain/(loss) on sale/matured securities	655,584	-	1,322,577	447,530
Other	301,839	299,394	672,492	578,707
Total other income	1,433,025	711,496	2,964,334	1,827,302

OTHER EXPENSES:
Salaries	1,538,589	1,487,803	3,097,377	3,040,188
Employee benefits	218,445	228,713	429,399	451,261
Director fees	37,459	41,387	74,518	78,237
Net occupancy expense	278,529	272,186	541,529	528,788
Equipment expenses	280,529	311,741	543,701	630,349
FDIC assessment	115,236	91,495	224,222	219,459
Advertising	36,998	38,385	80,199	84,433
Stationery and supplies	30,833	38,512	66,546	79,843
Audit expense	65,500	63,455	131,000	126,911
Other real estate expense, net	380,982	18,924	386,422	11,888
Amortization of deposit premium	26,904	26,904	53,808	53,808
Other	613,901	596,273	1,128,733	1,430,453
Total other expenses	3,623,905	3,215,778	6,757,454	6,735,618

INCOME BEFORE INCOME TAX EXPENSE	142,405	577,309	865,695	456,911

Income tax expense/(benefit)	(86,706)	73,458	61,164	(110,232)

NET INCOME	$229,111	$503,851	$804,531	$567,143

EARNINGS PER SHARE DATA:

Basic earnings per share	$0.11	$0.24	$0.38	$0.27
Basic weighted shares outstanding	2,142,466	2,135,466	2,139,643	2,133,179

Diluted earnings per share	$0.11	$0.24	$0.38	$0.27
Diluted weighted shares outstanding	2,143,497	2,136,450	2,140,714	2,134,092

Cash dividends per share	$0.18	$0.18	$0.36	$0.36

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011, (as restated) AND 2010

	Common Stock	Common Stock	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury	Total Stockholders'
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

Balance at December 31, 2009	2,126,466	$5,352,415	$7,396,211	$25,082,298	$2,267,340	$(257,375)	$39,840,889
Comprehensive Income:
Net income				567,143			567,143

Other comprehensive
income (net of tax):
Net change in unrealized gain/(loss)
on securities available for sale, net
of taxes for $404,795					680,446		680,446
Total Comprehensive income							1,247,589
Cash Dividend paid $0.36 per share				(768,768)			(768,768)
Common stock issued	9,000	22,500	84,600				107,100
Unearned compensation				(77,284)			(77,284)
Fair Value unexercised stock options			3,286				3,286
Balance at June 30, 2010	2,135,466	$5,374,915	$7,484,097	$24,803,389	$2,947,786	$(257,375)	$40,352,813

Balance at December 31, 2010	2,135,466	$5,374,915	$7,379,891	$25,517,531	$1,917,011	$(257,375)	$39,931,973
Comprehensive Income:
Net income				804,531			804,531

Other comprehensive
income (net of tax):
Net change in unrealized gain/(loss)
on securities available for sale, net
of taxes of $(136,356)					(229,210)		(229,210)
Total Comprehensive income							575,321
Cash Dividend paid $0.36 per share				(770,027)			(770,027)
Common stock issued	7,000	17,500	84,000				101,500
Unearned compensation			(56,069)				(56,069)
Fair Value unexercised stock options			1,123				1,123
Balance at June 30, 2011, (as restated)	2,142,466	$5,392,415	$7,408,945	$25,552,035	$1,687,801	$(257,375)	$39,783,821

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,

	2011, (as restated)	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$804,531	$567,143
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Deferred income taxes	(751,966)	(93,630)
Provision for loan losses	1,312,000	1,299,996
Provision for depreciation	305,191	390,516
Stock dividends received	(1,500)	(4,500)
(Gain)/loss on sale of other real estate	109,123	(466,350)
(Gain)/loss on sale of mortgage loans	(253,606)	(71,931)
(Gain)/loss on sale of investment securities	(1,322,577)	(447,530)
Net amortization (accretion) of securities	216,174	52,740
Amortization of deposit premium	53,808	53,808
Writedown of other real estate	244,144	780,168
Unearned compensation	(56,069)	(77,284)
Net change in:
Loans held for sale	2,317,397	(5,164,937)
Accrued interest receivable	279,959	161,438
Cash surrender value	(19,493)	(25,505)
Other assets	290,487	243,086
Accrued interest payable	(22,797)	(87,940)
Accrued taxes and other liabilities	329,541	335,333

Net cash provided by (used in) operating activities	3,834,347	(2,555,379)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase)/decrease in federal funds sold	112,497	33,303
Proceeds from sales, maturities and paydowns of securities:
Available-for-sale	35,664,891	22,927,653
Held-to-maturity	6,557,324	2,862,393
Redemption of FHLB stock	375,700	1,011,100
Purchase of FHLB stock	(174,800)	-
Purchase of securities:
Available-for-sale	(33,567,885)	(16,930,224)
(Increase)/decrease in loans	13,767,884	2,617,222
Proceeds from sale and transfers of other real estate	105,877	776,350
Purchase of premises and equipment	(104,489)	(77,099)

Net cash provided by (used in) investing activities	22,736,999	13,220,698

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase /(decrease) in customer deposits	16,783,956	8,345,176
Net Increase /(decrease) in brokered deposits	473,072	(369,910)
Net Increase /(decrease) in securities sold under
repurchase agreements	(1,000,225)	(47,594)
Net Increase /(decrease) in FHLB advances	(8,457,000)	(21,218,149)
Net Increase /(decrease) in advances from borrowers
for taxes and insurance	(79,882)	(98,221)
Cash dividends paid	(770,028)	(768,768)
Common stock issued	101,500	107,100
Fair value of unexercised stock options	1,123	3,286

Net cash provided by (used in) financing activities	7,052,516	(14,047,080)

NET INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS	33,623,862	(3,381,761)

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	5,818,853	10,303,641

CASH AND DUE FROM BANKS AT END OF PERIOD	$39,442,715	$6,921,880

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Cash paid during the period for interest	$2,459,380	$3,044,462
Cash paid/(refunds) during the period for income taxes	$485,802	$(125,320)

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

Change in unrealized gains (losses)
on securities available for sale	$(365,566)	$1,085,241

Change in the deferred tax effect in unrealized
gains (losses) on securities available for sale	$(136,356)	$404,795

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011, (AS RESTATED)

Note A.  Basis of Presentation

The consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 2010, has been derived from the audited financial statements of the Company for the year then ended.  The accompanying interim consolidated financial statements as of June 30, 2011 and for the three and six months then ended (as restated) are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the Company’s financial position and operating results as of and for the periods presented.  Certain 2010 amounts have been reclassified to conform to the 2011 presentation.

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

Note D.  Loans and Allowance for Loan Losses

Management segregates the loan portfolio into portfolio segments.  Under applicable accounting rules, a loan portfolio segment is determined based on the level at which a bank develops and documents a systematic method for determining its allowance for loan losses.  The Bank’s portfolio segments are based on loan types and the underlying risk factors present in each loan type.  Such risk factors are periodically reviewed by management and revised as deemed appropriate.  The following tables set forth, as of June 30, 2011 (as restated) and December 31, 2010, the balance of both the allowance for loan losses and all “financing receivables” (that is, the principal amount of all loans plus accrued and unpaid interest as of the applicable measurement date) by portfolio segment, which is then further segregated by amounts evaluated for impairment collectively and individually.  These tables take into account the effects of the Company’s restatement of its financial statements described in Note J, “Restatement of Previously Issued Financial Statements,” below (to the extent that the restatement had any effects at all on the amounts presented in these tables).  The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit losses and Recorded Investment in Financing Receivables
For the Period Ended June 30, 2011 (as restated)
		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Allowance for credit losses:
Beginning balance	$376,946	$1,470,692	$26,590	$505,515	$40,400	$2,420,143
Charge-offs	(12,071)	(104,419)	(11,196)	(76,882)	-	(204,568)
Recoveries	16,569	450	1,831	15,880	-	34,730
Provision	80,053	562,026	6,025	703,876	(39,980)	1,312,000
Ending balance	$461,497	$1,928,749	$23,250	$1,148,389	$420	$3,562,305

Ending balance: individually
evaluated for impairment	$78,971	$1,147,089	$-	$259,231	$-	$1,485,291

Ending Balance: collectively
evaluated for impairment	$382,526	$781,660	$23,250	$889,158	$420	$2,077,014

Ending Balance: loans acquired with
deteriorated credit quality	$-	$-	$-	$-	$-	$-

Financing receivables:
Ending balance	$23,370,000	$97,269,000	$4,052,000	$75,815,000	$-	$200,506,000

Ending balance: individually
evaluated for impairment	$182,555	$7,209,788	$26,880	$1,580,351	$-	$8,999,574

Ending balance: collectively
evaluated for impairment	$23,187,445	$90,059,212	$4,025,120	$74,234,649	$-	$191,506,426

Ending balance: loans acquired with
deteriorated credit quality	$-	$-	$-	$-	$-	$-

Allowance for Credit Losses and Recorded Investment in Financing Receivables
For the Year Ended December 31, 2010
		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Allowance for credit losses:
Beginning balance	$631,065	$2,476,025	$161,172	$300,750	$309,726	$3,878,738
Charge-offs	(523,284)	(2,496,345)	(24,381)	(165,350)	-	(3,209,360)
Recoveries	48,477	6,336	4,427	16,521	-	75,761
Provision	220,688	1,484,676	(114,628)	353,594	(269,326)	1,675,004
Ending balance	$376,946	$1,470,692	$26,590	$505,515	$40,400	$2,420,143

Ending balance: individually
evaluated for impairment	$131,663	$784,382	$-	$139,819	$-	$1,055,864

Ending balance: collectively
evaluated for impairment	$245,283	$686,310	$26,590	$365,696	$40,400	$1,364,279

Ending balance: loans acquired with
deteriorated credit quality	$-	$-	$-	$-	$-	$-

Financing receivables:
Ending balance	$24,661,000	$108,856,000	$4,451,000	$78,671,000	$-	$216,639,000

Ending balance: individually
evaluated for impairment	$364,163	$6,862,175	$24,028	$259,406	$-	$7,509,772

Ending balance: collectively
evaluated for impairment	$24,296,837	$101,993,825	$4,426,972	$78,411,594	$-	$209,129,228

Ending balance: loans acquired with
deteriorated credit quality	$-	$-	$-	$-	$-	$-

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

Note H.  Earnings per Share

Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding.  The computation of diluted income per share assumes the exercise of all outstanding securities potentially convertible into common stock, including options granted, unless the effect is anti-dilutive.  The effect will be anti-dilutive when the exercise price per share of an option exceeds the current market price for a share of Company stock.  The Company accounts for its options under the recognition and measurement of fair value provisions of Accounting Standards Codification (“ASC”) Topic 718, “Compensation—Stock Compensation.”  The Company uses the Black-Scholes method for valuing stock options.  The following information sets forth the computation of earnings per share for the three and six-months ended June 30, 2011 (as restated) and 2010.

	For the three months ended June 30,
	2011 (as restated)	2010
Basic weighted average shares outstanding	2,142,466	2,135,466
Dilutive effect of granted options	1,031	984

Diluted weighted average shares outstanding	2,143,497	2,136,450
Net income	$229,111	$503,851
Net income per share-basic	$0.11	$0.24
Net income per share-diluted	$0.11	$0.24

	For the six months ended June 30,
	2011 (as restated)	2010
Basic weighted average shares outstanding	2,139,643	2,133,179
Dilutive effect of granted options	1,071	913

Diluted weighted average shares outstanding	2,140,714	2,134,092
Net income	$804,532	$567,143
Net income per share-basic	$0.38	$0.27
Net income per share-diluted	$0.38	$0.27

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

The estimated approximate fair values of the Company’s financial instruments as of June 30, 2011 (as restated) and December 31, 2010 are as follows:

	June 30, 2011 (as restated)		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(dollars in Thousands)
Financial Assets:
Cash and due from banks	$39,443	$39,443	$5,819	$5,819
Federal funds sold	-	-	112	112
Investment securities:
Held-to-maturity	33,239	34,394	39,761	40,610
Available-for-sale	95,916	95,916	97,308	97,308
Equity securities	1,636	1,636	1,835	1,835
Cash surrender value of life insurance	1,165	1,165	1,145	1,145
Loans, net	196,943	201,148	214,219	218,739

Financial Liabilities:
Deposits	275,800	276,336	258,543	259,192
Short-term borrowings	2,000	2,000	8,457	8,456
Long-term borrowings	7,000	7,435	9,000	9,368
Securities sold under
repurchase agreements:
Retail	10,365	10,365	11,366	11,364
Structured	40,000	43,241	40,000	43,506
Junior subordinated debentures	5,155	5,155	5,155	5,155

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

Note J. Restatement of Previously Issued Financial Statements

After the date of the original filing of the Company’s Form 10-Q for the quarter ended June 30, 2011, the Bank increased the provision for loan losses on loans collectively evaluated for impairment as of June 30, 2011 for the reasons described in this note below.  On September 20, 2011, the Board of Directors of the Company concluded that the Company’s previously issued  consolidated financial statements as of June 30, 2011 and for the three and six month periods ended June 30, 2011, needed to be restated and that the Company’s Form 10-Q for the quarter ended June 30, 2011, would need to be amended.  It was also determined that its regulatory call report for the quarter ended June 30, 2011, needed to be amended as well.

As a result of the restatement, the following financial statement line items were adjusted:

	Restated	Previously Reported	Effect of Change
Condensed Consolidated Balance Sheet at June 30, 2011:
Loans, net of allowance for loan losses	$193,186,706	$193,448,706	$(262,000)
Allowance for loan losses	3,562,305	3,300,305	262,000
Accrued taxes and other liabilities	1,504,579	1,602,579	(98,000)
Total assets	382,409,875	382,671,875	(262,000)
Retained earnings	25,552,035	25,716,035	(164,000)
Total stockholders' equity	39,783,821	39,947,821	(164,000)
Total liabilities and stockholders' equity	382,507,875	382,671,875	(164,000)

Condensed Consolidated Statements of Income:
Three Months Ended June 30, 2011:
Provision for loan losses	562,000	300,000	262,000
Net interest income after provision for loan losses	2,333,285	2,595,285	(262,000)
Income before income tax expense	142,405	404,405	(262,000)
Income tax expense (benefit)	(86,706)	11,294	(98,000)
Net income	229,111	393,111	(164,000)
Net income per share:
Basic	0.11	0.18	(0.07)
Diluted	0.11	0.18	(0.07)

Six Months Ended June 30, 2011:
Provision for loan losses	1,312,000	1,050,000	262,000
Net interest income after provision for loan losses	4,658,815	4,920,815	(262,000)
Income before income tax expense	865,695	1,127,695	(262,000)
Income tax expense (benefit)	61,164	159,164	(98,000)
Net income	804,531	968,531	(164,000)
Net income per share:
Basic	$0.38	$0.45	$(0.07)
Diluted	$0.38	$0.45	$(0.07)

Condensed Consolidated Statements of Stockholders' Equity:
Net income for the six months ended June 30, 2011	804,531	968,531	(164,000)
Comprehensive income for the six months ended June 30, 2011	575,321	739,321	(164,000)
Balance at June 30, 2011 - retained earnings	25,552,035	25,716,035	(164,000)
Balance at June 30, 2011 - total stockholders' equity	39,783,821	39,947,821	(164,000)

Condensed Consolidated Statement of Cash Flows:
Six Monthes Ended June 30, 2011:
Net income	804,531	968,531	(164,000)
Deferred income taxes	(751,966)	(653,966)	(98,000)
Provision for loan losses	1,312,000	1,050,000	262,000

As a result of the restatement, regulatory capital ratios for each the Company and the Bank were affected as follows:

Restated	Previously Reported	Effect of Change
Regulatory capital of the Company at June 30, 2011:
Tier 1 leverage ratio	11.20%	11.25%	-0.05%
Tier 1 risk-based capital ratio	18.19%	18.25%	-0.06%
Total risk-based capital ratio	19.45%	19.50%	-0.05%

Regulatory capital of the Bank at June 30, 2011:
Tier 1 leverage ratio	10.58%	10.63%	-0.05%
Tier 1 risk-based capital ratio	17.05%	17.11%	-0.06%
Total risk-based capital ratio	18.31%	18.36%	-0.05%

The $262,000 increase in the allowance for loan losses and the provision for loan losses, which reduced net loans by the same amount, was due to the downgrade in a number of performing loans subsequent to, but as of, June 30, 2011 as a result of a re-evaluation of the underlying collateral and identification of continued deterioration in the ability of the borrowers to make payments on such loans. The $98 thousand decrease in accrued liabilities was due to increased deferred income tax benefit due to the increased loan loss provision.

Note K. Subsequent Events

Upon further market and loan portfolio analysis, including a weakened economy in the Company’s markets, management’s anticipation of lower appraisal values on certain nonperforming loans and other credits and weakened payment capacity from certain of the Company’s borrowers, management has decided that an additional provision for loan losses will be required in the 3rd quarter of 2011 in excess of the amount previously projected for the quarter in the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2011.  As a result of this analysis, management currently estimates that the provision for the loan losses for the three months ended September 30, 2011 will be approximately $3.4 million.  This amount is subject to change as management continues to analyze the market and loan portfolio and finalizes the aforementioned appraisals (but management undertakes no obligation to provide further updates as to the amount of the 3rd quarter provision prior to announcing the Company's third quarter results).   As a result of this additional provision, as well as other changes to the allowance occurring in the normal course of business during the 3rd quarter, management currently expects the allowance for loan losses at September 30, 2011 to be approximately $6 million, or 3.10% of total loans.  As a result of the increase in the provision for loan losses, the Company expects a net loss in the 3rd quarter as well as reduced year-to-date earnings.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (as restated)

This discussion is intended to present a review of the major factors affecting the financial condition of Britton & Koontz Capital Corporation (the “Company”) and its wholly-owned subsidiary, Britton & Koontz Bank, N.A. (the “Bank”), as of June 30, 2011 (as restated), as compared to the Company’s financial condition as of December 31, 2010, and the results of operations of the Company for the three and six month periods ended June 30, 2011 (as restated), as compared to the corresponding period in 2010.

Restatement of Previously Issued Financial Statements

After the date of the Company’s filing of the Original Report with the SEC on August 12, 2011, the Company reclassified the risk rating on certain of its loans as of June 30, 2011.  As a result of this reclassification, management determined that the Company needed to increase its allowance for loan losses as of June 30, 2011 by an increased provision for loan losses for the three months ended June 30, 2011.  The Board of Directors of the Company determined that, in light of the changes to the allowance for loan losses and the related provision for loan losses as of June 30, 2011 and for the three and six months then ended, and based upon management’s recommendation, the Company’s previously-issued financial statements for the three and six months ended June 30, 2011, as reported in the Original Report, could no longer be relied upon.  Accordingly, the Board of Directors determined that this Amended Report was necessary.

The Company has not modified or updated disclosures presented in the Original Report, except (1) as required to specifically reflect the effects of the restatement in this Amended Report and (2) with respect to (a) the Company’s determination that it will be necessary to increase the Company’s provision for loan losses for the third quarter of 2011, as described in Note K, “Subsequent Events,” in Part I, Item 1, Financial Statements", and in the Summary section below and (b) the status of the Company’s foreclosure on certain loans, as described below.  See Note J, “Restatement of Previously Issued Financial Statements, in Part I, Item 1, Financial Statements, for the specific line items restated in this Amended Report and a more detailed description of the changes resulting from the restatement.

Summary

The Company’s net income for the three months ended June 30, 2011 (as restated), was $229 thousand, or $.11 per diluted share, compared to $504 thousand, or $.24 per diluted share, for the quarter ended June 30, 2010.   For the six month period ended June 30, 2011 (as restated), net income and diluted earnings per share were $805 thousand and $0.38, respectively, compared to $567 thousand and $0.27, respectively, for the same period in 2010.  The decrease for the three month period (as restated) is primarily related to write-downs to other real estate of approximately $244 thousand after the Company received updated appraisals of certain of its other real estate and higher loan provision expense of $362 thousand.  Additional items affecting the change in net income for the three-month period are higher mortgage-related income and sales from investment securities of $186 thousand and $219 thousand, respectively, offset by lower net interest income of $386 thousand.  The increase for the six month period (as restated) is due primarily to $875 thousand of additional gains on the sale of investment securities, higher mortgage-related income of $215 thousand offset by a drop in net interest income of $694 thousand resulting from a declining net interest margin and the aforementioned charges to other real estate and higher tax expense.

Total assets were $382.4 million at June 30, 2011 (as restated), an increase of $7.0 million from December 31, 2010 due primarily to the increase of $30.3 million in Federal Reserve and other cash balances offset by lower investment securities and loans.  At June 30, 2011, investment securities were $130.8 million, down $8.1 million from $138.9 million at June 30, 2010.  Loans, (as restated) decreased to $199.4 million at June 30, 2011 from $216.6 million at December 31, 2010, due to lower loans held for sale and the general slowdown in all Company markets.  Total deposits increased $17.3 million to $275.8 million at June 30, 2011 from $258.5 million at December 31, 2010, while total borrowings declined $9.5 million to $59.4 million.  Total stockholders’ equity remained relatively the same at $39.8 million at June 30, 2011 (as restated), and $39.9 million at December 31, 2010.

Improvement in overall asset quality continues to be slow as the Company’s nonperforming assets have risen to $12.5 million at June 30, 2011, compared to $11.3 million at December 31, 2010.  The increase in non-performing assets is primarily the result of two credits of approximately $1.6 million that were moved to non-accrual status in the 1st quarter this year.  In the 3rd quarter of 2011, the Company completed the foreclosure on one of the properties securing one of these credits and expects to foreclose on the property securing the other credit in the 4th quarter. The charge-off associated with the completed foreclosure is approximately $700 thousand.

Since year-end, the Company has recognized $5.2 million in troubled debt restructurings (“TDR’s”).  Of this amount, $5.0 million was already classified as non-accrual loans and accordingly included in the significant asset quality ratios.  The remaining $148 thousand consists of one credit that is still accruing and well secured by real estate; management does not expect any loss with respect to this credit.  Net charge-offs during the six months ended June 30, 2011, declined substantially to $170 thousand from $2.6 million during the same period in 2010.  However, subsequent to the end of the 2nd quarter, management downgraded six loan relationships, totaling approximately $15 million, in the Baton Rouge, Louisiana market. These downgrades highlight the Company’s ongoing concern that its Baton Rouge market has not yet stabilized following the national recession.

Upon further market and loan portfolio analysis, including a weakened economy in the Company’s markets, management’s anticipation of lower appraisal values on certain nonperforming loans and other credits and weakened payment capacity from certain of the Company’s borrowers, management has decided that an additional provision for loan losses will be required in the 3rd quarter of 2011 in excess of the amount previously projected for the quarter in the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2011.  As a result of this analysis, management currently estimates that the provision for the loan losses for the three months ended September 30, 2011 will be approximately $3.4 million.  As a result of this additional provision, as well as other changes to the allowance occurring in the normal course of business during the 3rd quarter, management currently expects the allowance for loan losses at September 30, 2011 to be approximately $6 million, or 3.10% of total loans.  As a result of the increase in the provision for loan losses, the Company expects a net loss in the 3rd quarter as well as reduced year-to-date earnings.  This amount is subject to change as management continues to analyze the market and loan portfolio and finalizes the aforementioned appraisals.  Management does not anticipate further updates as to the amount of the 3rd quarter provision prior to announcing the Company's third quarter results.

Financial Condition

Loans

Total loans decreased $16.1 million to $200.5 million at June 30, 2011, from $216.6 million at December 31, 2010.  The decrease in loans is due to lower commercial real estate activity and decreases in loans held for sale at June 30, 2011.  The depressed economic conditions affecting the United States generally have weakened demand in all Company markets.  Additionally, the decision to sell loans in the secondary market tends to slow the growth of residential portfolio loans.  Further declines are expected to occur in the Company’s commercial and residential real estate portfolio through the remainder of 2011.  As expansion of the Company’s mortgage operation has progressed, originations of 1-4 family residential mortgages increased to $22.2 million for the six month period ended June 30, 2011, compared to $17.5 for the same period in 2010.

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

Several key measures are used to evaluate and monitor the Company’s asset quality.  These measures include the levels and percentages of total nonperforming assets, loan delinquencies, non-accrual loans, foreclosed assets and charge-offs. Nonperforming assets increased $1.3 million to $12.6 million at June 30, 2011, from $11.3 million at December 31, 2010.  The Company’s nonperforming assets consist of non-accrual loans of $8.9 million, other real estate of $3.0 million, accruing loans classified as TDR’s of $148 thousand and loans 90 days or more delinquent of $654 thousand.  The increase is due primarily to the transfer of two commercial credits in the amount of approximately $1.6 million during the 1st quarter of 2011 to non-accrual status.  As noted above, the Company completed the foreclosure on one of the properties securing one of these credits in the 3rd quarter of 2011 and expects to foreclose on the property securing the other credit in the 4th quarter.  Nonperforming loans as a percent of total loans, net of unearned income and loans held for sale (“LHFS”), increased to 4.91% at June 30, 2011, compared to 3.80% at December 31, 2010.  Net charge-offs have declined substantially for the six months ended June 30, 2011, to $170 thousand compared to $2.6 million for the six months ended June 30, 2010.  As discussed earlier, management’s downgrade of an additional $15 million in loans subsequent to the end of the 2nd quarter highlights its concern as to the economic stress that still exists in the Company’s local markets

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

Based upon this evaluation, and as explained in the Explanatory Note to this Amended Report, management believes the allowance for loan losses of $3.6 million at June 30, 2011 (as restated), which represents 1.81% of gross loans less unearned interest and LHFS, is adequate under prevailing economic conditions, to absorb probable losses on existing loans.  The allowance at June 30, 2011 includes a specific allocation of approximately $1.5 million on total impaired loans of $9.0 million.  At December 31, 2010, the allowance for loan loss was $2.4 million, or 1.15% of gross loans less unearned interest and LHFS.  The allowance includes a specific allocation of approximately $1.1 million on total impaired loans of $7.5 million.  However, as discussed earlier, upon further analysis and ongoing updated market information, management will add an amount to the allowance for loan losses which will move the balance at the end of the 3rd quarter to approximately $6 million.

The process by which management determines the appropriate level of the allowance, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates.

Provision for Loan Losses

The provision for loan losses is a charge to earnings to maintain the allowance for loan losses at a level consistent with management’s assessment of the risk of loss in the loan portfolio in light of current risk management strategies, economic conditions and market trends.  As a result of further identification of certain problem loans, the Company increased the provision to $562 thousand for the 2nd quarter of 2011 compared to $200 thousand during the 2nd quarter of 2010.  However, the provision for the six months ended June 30, 2011, was $1.3 million, the same as during the same period in 2010.  In connection with the updated analysis previously discussed, management will provide approximately $3.4 million in the 3rd quarter of this year.  This amount is subject to change as management continues to analyze the market and loan portfolio and finalizes the aforementioned appraisals (but management undertakes no obligation to provide further updates as to the amount of the 3rd quarter provision prior to announcing the Company's third quarter results).

The Company regularly reviews the allowance account in an effort to maintain it at an adequate level and collects necessary data to make a proper provision expense to earnings.  However, factors may come to light during the remainder of the year that may influence management to change its expected provision.  The following table details the allowance activity for the six months ended June 30, 2011 (as restated) and 2010:

ACTIVITY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

	06/30/11 (as restated)	06/30/10
	(dollars in thousands)
Balance at beginning of period	$2,420	$3,878
Charge-offs:
Real Estate	(181)	(2,166)
Commercial	(12)	(481)
Installment and other	(11)	(17)
Recoveries:
Real Estate	16	14
Commercial	16	9
Installment and other	2	1
Net (charge-offs)/recoveries	(170)	(2,640)
Provision charged to operations	1,312	1,300
Balance at end of period	$3,562	$2,538
Allowance for loan losses as a percent of loans, net of LHFS	1.81%	1.17%
Net charge-offs as a percent of average loans1	.08%	1.18%
Net charge-offs as a percent of average loans2	.32%	1.82%

1. Net charge-offs are year to date
2. Net charge-offs are trailing twelve months

Potential Problem Loans

At June 30, 2011 (as restated), the Company had no loans, other than those balances incorporated in the above tables and summary discussion, which management had significant doubts as to the ability of the borrower to comply with current repayment terms.

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

Capital

After giving effect to the restatement of the Company’s financial statements, stockholders' equity remained relatively the same at $39.8 million at June 30, 2011 (as restated), and December 31, 2010.  Earnings of $805 thousand for the six months ended June 30, 2011 (as restated) were primarily offset by a $229 thousand change in unrealized losses in the AFS investment portfolio and by $770 thousand in dividends paid during this period.

The Company and Bank maintained a total capital to risk weighted assets ratio of 19.45% and 18.31%, respectively, a Tier 1 capital to risk weighted assets ratio of 18.19% and 17.05%, respectively, and a leverage ratio of 11.20% and 10.58%, respectively, at June 30, 2011 (as restated).  These levels substantially exceed the minimum requirements of bank regulatory agencies for well-capitalized institutions of 10.00%, 6.00% and 5.00%, respectively.  Components of comprehensive income are excluded from the calculation of capital ratios.  The ratio of shareholders' equity to assets decreased to 10.4% at June 30, 2011 (as restated), compared to 10.6% at December 31, 2010, due to the increase in total assets.

As announced previously, the Board of Directors has suspended the Company’s quarterly cash dividend for the foreseeable future in order to fortify the Company’s capital position.  Upon strengthening of the Bank’s loan portfolio and a corresponding improvement of re-investment opportunities of cash flows from both the loan portfolio and its securities investment portfolio, the Board of Directors will promptly consider the resumption of dividends.

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

Income Taxes

As a result of the restatement of the Company’s financial statements, the Company recorded an income tax credit of $87 thousand for three months ended June 30, 2011 (as restated), compared to a tax expense of $73 thousand for the same period in 2010.  Income tax expense for the six months ended June 30, 2011 (as restated) was $61 thousand compared to an income tax credit of $110 thousand for the same period in 2010.  The tax credit arose primarily due to the tax effects resulting from the $1.3 million in the provision for loan losses in both years.

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

Management Reevaluation in light of the Restatement of Financial Information

In light of the restatement of the Company’s financial statements as discussed in this Amended Report, management reevaluated the Company’s controls and procedures.  Following additional analysis and review, management has concluded that such controls and procedures remained effective as of June 30, 2011.

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

BRITTON & KOONTZ CAPITAL CORPORATION

Date:          October 14, 2011                                                 /s/ W. Page Ogden
W. Page Ogden
Chief Executive Officer

Date:          October 14, 2011                                                /s/ William M. Salters
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