Form 10-Q
period 2011-11-14
BRITTON & KOONTZ CAPITAL CORP
filed 2011-11-14
CIK 707604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,138,466 Shares of Common Stock, Par Value $2.50, were outstanding as of November 1, 2011.

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

Certification of Chief Financial Officer as required pursuant to section 906 of the Sarbanes Oxley Act of 2002

PART I. FINANCIAL INFORMATION

Item 1.                      Financial Statements

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF

A S S E T S

	September 30,	December 31,
ASSETS:	2011	2010
Cash and due from banks:
Non-interest bearing	$9,192,222	$4,827,021
Interest bearing	46,848,929	991,832
Total cash and due from banks	56,041,151	5,818,853
Federal funds sold	-	112,497
Investment Securities:
Available-for-sale (amortized cost, in 2011 and 2010,
of $75,621,368 and $94,250,976, respectively)	77,848,317	97,308,410
Held-to-maturity (fair value, in 2011 and 2010,
of $31,136,027 and $40,609,763, respectively)	29,505,533	39,760,756
Equity securities	1,636,500	1,835,200
Loans, less allowance for loan losses of $6,085,035
in 2011 and $2,420,143 in 2010	185,945,261	208,144,673
Loans held for sale	4,387,626	6,074,014
Bank premises and equipment, net	7,257,769	7,599,077
Other real estate	3,469,542	3,303,189
Accrued interest receivable	1,379,771	1,781,242
Cash surrender value of life insurance	1,174,380	1,145,016
Core Deposits, net	262,098	342,810
Other assets	2,394,407	2,193,946

TOTAL ASSETS	$371,302,355	$375,419,683

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	December 31,
LIABILITIES:	2011	2010
Deposits
Non-interest bearing	$54,499,352	$45,634,123
Interest bearing	212,699,605	212,908,407
Total deposits	267,198,957	258,542,530

Federal Home Loan Bank advances	9,000,000	17,457,000
Securities sold under repurchase agreements	49,822,408	51,365,895
Accrued interest payable	569,241	657,984
Advances from borrowers for taxes and insurance	194,784	245,943
Accrued taxes and other liabilities	977,192	2,063,358
Junior subordinated debentures	5,155,000	5,155,000
Total liabilities	332,917,582	335,487,710

STOCKHOLDERS' EQUITY:
Common stock - $2.50 par value per share;
12,000,000 shares authorized; 2,152,966 and 2,149,966 issued and 2,138,466 and 2,135,466 outstanding, as of September 30, 2011
and December 31, 2010, respectively	5,382,415	5,374,915
Additional paid-in capital	7,417,850	7,379,891
Retained earnings	24,445,586	25,517,531
Accumulated other comprehensive income	1,396,297	1,917,011
Less: Treasury stock, 14,500 shares, at cost	(257,375)	(257,375)
Total stockholders' equity	38,384,773	39,931,973

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$371,302,355	$375,419,683

 BRITTON & KOONTZ  CAPITAL CORPORATION AND SUBSIDIARIES
 CONSOLIDATED  STATEMENTS  OF   INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
INTEREST INCOME:
Interest and fees on loans	$2,736,723	$3,176,359	$8,721,817	$9,682,731
Interest on investment securities:
Taxable interest income	708,120	1,032,036	2,381,931	3,310,843
Exempt from federal taxes	333,642	415,617	1,082,044	1,252,109
Interest on federal funds sold	3	30	94	105
Total interest income	3,778,488	4,624,042	12,185,886	14,245,788

INTEREST EXPENSE:
Interest on deposits	443,207	835,244	1,761,141	2,510,116
Interest on Federal Home Loan Bank advances	69,040	71,722	207,592	222,498
Interest on trust preferred securities	40,863	46,937	127,680	133,053
Interest on securities sold under repurchase agreements	449,108	481,694	1,342,387	1,526,451
Total interest expense	1,002,218	1,435,597	3,438,800	4,392,118

NET INTEREST INCOME	2,776,270	3,188,445	8,747,086	9,853,670

Provision for loan losses	3,380,000	150,000	4,692,000	1,449,996

NET INTEREST INCOME/(LOSS) AFTER
PROVISION FOR LOAN LOSSES	(603,730)	3,038,445	4,055,086	8,403,674

OTHER INCOME:
Service charges on deposit accounts	366,012	369,310	1,079,636	1,096,953
Income from fiduciary activities	1,055	705	3,089	2,196
Gain/(loss) on sale of ORE	-	139,194	-	605,543
Gain/(loss) on sale of mortgage loans	116,576	132,537	370,181	204,468
Gain/(loss) on sale/matured securities	1,309,435	-	2,632,012	447,530
Other	283,511	343,372	956,005	922,079
Total other income	2,076,589	985,118	5,040,923	3,278,770

OTHER EXPENSES:
Salaries	1,211,084	1,502,032	4,308,461	4,542,221
Employee benefits	217,787	227,558	647,186	678,819
Director fees	37,359	37,784	111,877	116,021
Net occupancy expense	284,122	288,817	825,651	817,605
Equipment expenses	277,337	295,945	821,038	926,294
FDIC assessment	58,810	111,512	283,032	330,972
Advertising	38,250	46,970	118,449	131,403
Stationery and supplies	29,046	44,578	95,592	124,421
Audit expense	65,500	63,500	196,500	190,411
Other real estate expense, net	64,438	35,483	450,859	513,721
Amortization of deposit premium	26,904	26,904	80,712	80,712
Other	434,430	490,113	1,563,162	1,920,566
Total other expenses	2,745,067	3,171,196	9,502,519	10,373,166

INCOME/(LOSS) BEFORE INCOME TAX EXPENSE	(1,272,208)	852,367	(406,510)	1,309,278

Income tax expense/(benefit)	(551,401)	171,520	(490,236)	61,288

NET INCOME/(LOSS)	$(720,807)	$680,847	$83,726	$1,247,990

EARNINGS PER SHARE DATA:

Basic earnings per share	$(0.34)	$0.32	$0.04	$0.58
Basic weighted shares outstanding	2,141,944	2,135,466	2,140,418	2,133,950

Diluted earnings per share	$(0.34)	$0.32	$0.04	$0.58
Diluted weighted shares outstanding	2,141,944	2,135,800	2,140,730	2,134,685

Cash dividends per share	$0.18	$0.18	$0.54	$0.54

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

					Accumulated
	Common Stock		Additional		Other		Total
			Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

Balance at December 31, 2009	2,126,466	$5,352,415	$7,396,211	$25,082,298	$2,267,340	$(257,375)	$39,840,889
Comprehensive Income:
Net income				1,247,990			1,247,990

Other comprehensive
income (net of tax):
Net change in unrealized gain/(loss)
on securities available for sale, net
of taxes for $231,452					389,062		389,062
Total Comprehensive income							1,637,052
Cash Dividend paid $0.54 per share				(1,153,152)			(1,153,152)
Common stock issued	9,000	22,500	84,600				107,100
Unearned compensation				(62,377)			(62,377)
Fair Value unexercised stock options			4,929				4,929
Balance at September 30, 2010	2,135,466	$5,374,915	$7,485,740	$25,114,759	$2,656,402	$(257,375)	$40,374,442

Balance at December 31, 2010	2,135,466	$5,374,915	$7,379,891	$25,517,531	$1,917,011	$(257,375)	$39,931,973
Comprehensive Income:
Net income				83,726			83,726

Other comprehensive
income (net of tax):
Net change in unrealized gain/(loss)
on securities available for sale, net
of taxes of $(309,771)					(520,714)		(520,714)
Total Comprehensive income							(436,988)
Cash Dividend paid $0.54 per share				(1,155,671)			(1,155,671)
Common stock issued	7,000	17,500	84,000				101,500
Common stock forfeiture	(4,000)	(10,000)	(38,950)				(48,950)
Unearned compensation			(8,777)				(8,777)
Fair Value unexercised stock options			1,686				1,686
Balance at September 30, 2011	2,138,466	$5,382,415	$7,417,850	$24,445,586	$1,396,297	$(257,375)	$38,384,773

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$83,726	$1,247,990
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Deferred income taxes/(benefit)	(1,765,690)	4,592
Provision for loan losses	4,692,000	1,449,996
Provision for depreciation	456,706	568,365
Stock dividends received	(2,200)	(6,100)
(Gain)/loss on sale of other real estate	35,235	(605,543)
(Gain)/loss on sale of mortgage loans	(370,181)	(204,468)
(Gain)/loss on sale of investment securities	(2,632,012)	(447,530)
Net amortization (accretion) of securities	376,421	81,206
Amortization of deposit premium	80,712	80,712
Writedown of other real estate	367,575	780,168
Unearned compensation	(8,777)	(62,377)
Net change in:
Loans held for sale	1,686,387	(2,808,369)
Accrued interest receivable	401,470	135,260
Cash surrender value	(29,364)	(35,560)
Other assets	1,884,451	684,022
Accrued interest payable	(88,743)	(133,886)
Accrued taxes and other liabilities	(1,086,168)	152,146

Net cash provided by (used in) operating activities	4,081,548	880,624

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase)/decrease in federal funds sold	112,497	58,799
Proceeds from sales, maturities and paydowns of securities:
Available-for-sale	62,866,675	31,381,602
Held-to-maturity	10,307,496	3,592,971
Redemption of FHLB stock	375,700	1,568,600
Purchase of FHLB stock	(174,800)	(245,100)
Purchase of securities:
Available-for-sale	(42,033,749)	(26,940,681)
(Increase)/decrease in loans	16,538,474	4,642,873
Proceeds from sale and transfers of other real estate	760,509	1,167,829
Purchase of premises and equipment	(115,398)	(317,171)

Net cash provided by (used in) investing activities	48,637,404	14,909,722

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase /(decrease) in customer deposits	6,680,693	5,555,724
Net Increase /(decrease) in brokered deposits	1,975,733	253,879
Net Increase /(decrease) in securities sold under
repurchase agreements	(1,543,487)	(2,708,338)
Net Increase /(decrease) in FHLB advances	(8,457,000)	(22,350,754)
Net Increase /(decrease) in advances from borrowers
for taxes and insurance	(51,159)	(33,517)
Cash dividends paid	(1,155,671)	(1,153,152)
Common stock issued	52,551	107,100
Fair value of unexercised stock options	1,686	4,929

Net cash provided by (used in) financing activities	(2,496,654)	(20,324,129)

NET INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS	50,222,298	(4,533,783)

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	5,818,853	10,303,641

CASH AND DUE FROM BANKS AT END OF PERIOD	$56,041,151	$5,769,858

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Cash paid during the period for interest	$3,527,543	$4,526,004
Cash paid/(refunds) during the period for income taxes	$989,329	$(125,320)

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

Change in unrealized gains (losses)
on securities available for sale	$(830,485)	$620,514

Change in the deferred tax effect in unrealized
gains (losses) on securities available for sale	$(309,771)	$231,452

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

Note A.  Basis of Presentation

The consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 2010, has been derived from the audited financial statements of the Company for the year then ended.  The accompanying interim consolidated financial statements as of September 30, 2011, and for the three and nine months then ended are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the Company’s financial position and operating results as of and for the periods presented.  Certain 2010 amounts have been reclassified to conform to the 2011 presentation.

Note B.  Interest Rate Risk Management

On August 10, 2007, the Company’s wholly-owned subsidiary, Britton & Koontz Bank, N.A. (the “Bank”), entered into a 5 year, no-call 2-year Structured Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase”) for $20 million.  Terms of the transaction call for the Bank to pay a fixed interest rate of 4.82%.  Effective July 20, 2010, the Company extended the term of this agreement for an additional three years.  The new agreement entered into is a 5 year, no-call 3 year Structured Repurchase Agreement with interest payments made quarterly on the 20th day of January, April, July and October, which commenced on October 20, 2010, and continue up to and including the maturity date.  Chase, in its discretion, may terminate the agreement on July 20, 2013, by notice to the Company two business days prior to such date.  In exchange for the extension of term, Chase lowered the interest rate to be paid from the original 4.82% to a fixed interest rate of 3.69%.  There is no interest rate cap embedded in the modified agreement.

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

Note C.  Investment Securities

The amortized cost of the Bank’s investment securities, including held-to-maturity and available-for-sale securities, at September 30, 2011, and December 31, 2010, are summarized below.

The amortized cost and approximate fair value of investment securities classified as available-for-sale at September 30, 2011, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of State and Political Subdivisions	$7,789,263	$596,777	$-	$8,386,040
Mortgage-Backed Securities	55,832,106	1,594,526	(92,195)	57,334,437
Obligations of Other U.S. Government Sponsored Agencies	12,000,000	127,840	-	12,127,840
Total	$75,621,369	$2,319,143	$(92,195)	$77,848,317

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

The amortized cost and approximate fair value of investment securities classified as held-to-maturity at September 30, 2011, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of State and Political Subdivisions	$24,080,403	$1,261,258	$(55,137)	$25,286,524
Mortgage-Backed Securities	5,425,130	424,373	-	5,849,503
Total	$29,505,533	$1,685,631	$(55,137)	$31,136,027

The amortized cost and approximate fair value of investment securities classified as held-to-maturity at December 31, 2010, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of State and Political Subdivisions	$31,747,346	$558,246	$(200,170)	$32,105,422
Mortgage-Backed Securities	8,013,410	490,931	-	8,504,341
Total	$39,760,756	$1,049,177	$(200,170)	$40,609,763

There were no investment securities classified as trading at September 30, 2011, or December 31, 2010.

The aggregate fair value and aggregate unrealized losses on securities whose fair values are below book values as of September 30, 2011, and December 31, 2010, are summarized below.  Due to the nature of the investment and current market prices, these unrealized losses are considered a temporary impairment of the securities.

As of September 30, 2011, there were two securities included in held-to-maturity and two securities included in available-for-sale with fair values below book value.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Held-to-Maturity:
Obligations of State and Political Subdivisions (2)	$453,696	$(36,304)	$572,058	$(18,833)	$1,025,754	$(55,137)
Total	$453,696	$(36,304)	$572,058	$(18,833)	$1,025,754	$(55,137)

Available for Sale:
Mortgage Backed Securities (2)	$8,371,642	$(92,195)	$-	$-	$8,371,642	$(92,195)
Total	$8,371,642	$(92,195)	$-	$-	$8,371,642	$(92,195)

As of December 31, 2010, there were twenty-one securities included in held-to-maturity and twenty-three securities included in available-for-sale with fair values below book value.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Held-to-Maturity:
Obligations of State and Political Subdivisions (21)	$8,828,777	$(168,632)	$468,462	$(31,538)	$9,297,239	$(200,170)
Total	$8,828,777	$(168,632)	$468,462	$(31,538)	$9,297,239	$(200,170)

Available for Sale:
Obligations of State and Political Subdivisions (12)	$1,038,994	$(19,365)	$2,637,651	$(269,826)	$3,676,645	$(289,191)
Obligations of Other U.S. Government Sponsored Agencies (7)	17,857,740	(152,037)	-	-	17,857,740	(152,037)
Mortgage Backed Securities(4)	9,440,517	(60,622)	-	-	9,440,517	(60,622)
Total	$28,337,251	$(232,024)	$2,637,651	$(269,826)	$30,974,902	$(501,850)

The unrealized losses in the Company’s investment portfolio, caused by interest rate increases, are not credit issues and are deemed to be temporary.  Cash flows from the mortgage-backed securities are guaranteed by the full faith and credit of the United States or by an agency of the United States government.  The Company also has the ability to hold these securities until maturity; the Company does not have the intent to sell, and more likely than not will not be required to sell, these securities prior to maturity.  Thus, the Company is not required to record any loss on the securities. However, asset/liability strategies may occasionally result in the Company adjusting the available-for-sale portfolio duration by selling securities in the portfolio.  The Company sold $16 million of its 20 year mortgage backed securities during the 3rd quarter of 2011, after selling $10 million of similar long-term securities during each of the 1st and 2nd quarters of 2011.

Note D.  Loans and Allowance for Loan Losses

Management segregates the loan portfolio into portfolio segments.  Under applicable accounting rules, a loan portfolio segment is determined based on the level at which a bank develops and documents a systematic method for determining its allowance for loan losses.  The Bank’s portfolio segments are based on loan types and the underlying risk factors present in each loan type.  Such risk factors are periodically reviewed by management and revised as deemed appropriate.  The following tables set forth, as of September 30, 2011, and December 31, 2010, the balance of both the allowance for loan losses and all “financing receivables” (that is, the principal amount of all loans plus accrued and unpaid interest as of the applicable measurement date) by portfolio segment, which is then further segregated by amounts evaluated for impairment collectively and individually.  The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit losses and Recorded Investment in Financing Receivables
For the Period Ended September 30, 2011

	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for credit losses:
Beginning balance	$376,946	$1,470,692	$26,590	$505,515	$40,400	$2,420,143
Charge-offs	(510,347)	(955,243)	(20,226)	(129,757)	-	(1,615,574)
Recoveries	129,610	375,450	3,992	79,414	-	588,466
Provision	530,318	1,935,085	17,755	2,215,806	(6,965)	4,692,000
Ending balance	$526,527	$2,825,984	$28,111	$2,670,978	$33,435	$6,085,035

Ending balance: individually
evaluated for impairment	$172,221	$1,807,303	$-	$2,244,833	$-	$4,224,357

Ending Balance: collectively
evaluated for impairment	$354,306	$1,018,681	$28,111	$426,145	$33,435	$1,860,678

Ending Balance: loans acquired with
deteriorated credit quality	$-	$-	$-	$-	$-	$-

Financing receivables:
Ending balance	$22,254,000	$96,345,000	$3,925,000	$73,893,000	$-	$196,417,000

Ending balance: individually
evaluated for impairment	$267,221	$7,298,563	$-	$4,786,647	$-	$12,352,431

Ending balance: collectively
evaluated for impairment	$21,986,779	$89,046,437	$3,925,000	$69,106,353	$-	$184,064,569

Ending balance: loans acquired with
deteriorated credit quality	$-	$-	$-	$-	$-	$-

Allowance for Credit Losses and Recorded Investment in Financing Receivables
For the Year Ended December 31, 2010

	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for credit losses:
Beginning balance	$631,065	$2,476,025	$161,172	$300,750	$309,726	$3,878,738
Charge-offs	(523,284)	(2,496,345)	(24,381)	(165,350)	-	(3,209,360)
Recoveries	48,477	6,336	4,427	16,521	-	75,761
Provision	220,688	1,484,676	(114,628)	353,594	(269,326)	1,675,004
Ending balance	$376,946	$1,470,692	$26,590	$505,515	$40,400	$2,420,143

Ending balance: individually
evaluated for impairment	$131,663	$784,382	$-	$139,819	$-	$1,055,864

Ending balance: collectively
evaluated for impairment	$245,283	$686,310	$26,590	$365,696	$40,400	$1,364,279

Ending balance: loans acquired with
deteriorated credit quality	$-	$-	$-	$-	$-	$-

Financing receivables:
Ending balance	$24,661,000	$108,856,000	$4,451,000	$78,671,000	$-	$216,639,000

Ending balance: individually
evaluated for impairment	$364,163	$6,862,175	$24,028	$259,406	$-	$7,509,772

Ending balance: collectively
evaluated for impairment	$24,296,837	$101,993,825	$4,426,972	$78,411,594	$-	$209,129,228

Ending balance: loans acquired with
deteriorated credit quality	$-	$-	$-	$-	$-	$-

Management divides the loan portfolio segments into classes, which are based on the initial measurement of the loan, risk characteristics of the loan and the method for monitoring and assessing the credit risk of the loan.

As of September 30, 2011, and December 31, 2010, loan balances outstanding more than 90 days and still accruing interest amounted to $220 thousand and $484 thousand, respectively.  As of September 30, 2011, and December 31, 2010, non-accrual loans were $11.7 million and $7.5 million, respectively.  In addition to non-accrual loans, the Bank considers all loans more than 90 days past due and troubled debt restructurings (“TDR’s”) as non-performing loans.

The following tables present, by class, qualitative and quantitative information concerning the credit quality of financing receivables by credit quality indicators as of September 30, 2011, and December 31, 2010.

Credit Quality Indicators
As of September 30, 2011

	Performing	Non-Performing	Total
Commercial	$21,977,429	$276,571	$22,254,000
Consumer	3,905,526	19,474	3,925,000

Real Estate:
Construction and Development:
1-4 family residential	12,492,000	-	12,492,000
Other construction loans	13,650,255	1,131,745	14,782,000
Commercial Real Estate:
Owner occupied	37,113,194	2,875,806	39,989,000
Non-owner occupied	38,063,129	3,510,871	41,574,000
Residential:
1-4 family residential	48,173,863	709,137	48,883,000
Multi-family	8,360,777	4,157,223	12,518,000
Total	$183,736,173	$12,680,827	$196,417,000

Credit Quality Indicators
As of December 31, 2010

	Performing	Non-Performing	Total
Commercial	$24,296,837	$364,163	$24,661,000
Consumer	4,426,783	24,217	4,451,000

Real Estate:
Construction and Development:
1-4 family residential	10,641,000	-	10,641,000
Other construction loans	17,521,218	911,782	18,433,000
Commercial Real Estate:
Owner occupied	37,311,142	2,777,858	40,089,000
Non-owner occupied	46,759,883	3,574,117	50,334,000
Residential:
1-4 family residential	54,622,211	341,789	54,964,000
Multi-family	13,066,000	-	13,066,000
Total	$208,645,074	$7,993,926	$216,639,000

The following tables present, by class, an analysis as of September 30, 2011, and December 31, 2010, of the age of the recorded investment in financing receivables that are 30-89 days past due based on the Company’s review policy along with financing receivables past due 90 days, both accruing and non-accruing.

Aged Analysis of Past Due Financing Receivables
As of September 30, 2011

	30-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Financing Recievable	Recorded Investment > 90 Days and Accruing
Commercial	$8,705	$9,350	$18,055	$22,235,945	$22,254,000	$-
Consumer	28,885	-	28,885	3,896,115	3,925,000	-

Real Estate:
Construction & Development:
1-4 Family Residential	459,956	-	459,956	12,032,044	12,492,000	-
Other Construction Loan	-	1,131,745	1,131,745	13,650,255	14,782,000	219,963
Commercial Real Estate:
Owner Occupied	1,658,229	-	1,658,229	38,330,771	39,989,000	-
Non-Owner Occupied	73,854	1,378,640	1,452,494	40,121,506	41,574,000	-
Residential:
1-4 Family Residential	621,357	199,561	820,918	48,062,082	48,883,000	-
Multi-family	4,157,222	-	4,157,222	8,360,778	12,518,000	-
Total	$7,008,208	$2,719,296	$9,727,504	$186,689,496	$196,417,000	$219,963

Aged Analysis of Past Due Financing Receivables
As of December 31, 2010

	30-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Financing Recievable	Recorded Investment > 90 Days and Accruing
Commercial	$67,563	$188,594	$256,157	$24,404,843	$24,661,000	$-
Consumer	52,579	24,217	76,796	4,374,204	4,451,000	189

Real Estate:
Construction & Development:
1-4 Family Residential	833,395	-	833,395	9,807,605	10,641,000	-
Other Construction Loan	190,430	911,782	1,102,212	17,330,788	18,433,000	483,965
Commercial Real Estate:
Owner Occupied	1,548,589	3,574,117	5,122,706	34,966,294	40,089,000	-
Non-Owner Occupied	-	-	-	50,334,000	50,334,000	-
Residential:
1-4 Family Residential	700,210	140,467	840,677	54,123,323	54,964,000	-
Multi-family	-	-	-	13,066,000	13,066,000	-
Total	$3,392,766	$4,839,177	$8,231,943	$208,407,057	$216,639,000	$484,154

The following table presents, by class, information regarding the recorded investment in financing receivables that have been placed on non-accrual status as of September 30, 2011, and December 31, 2010.

Financing Receivables on Non-Accrual Status
For the Periods Ended

	9/30/2011	12/31/2010

Commercial	$179,490	$364,163
Consumer	19,474	24,028
Real Estate:
Construction and Development:
1-4 Family Residential	-	-
Other Construction Loans	911,782	427,817
Commercial Real Estate
Owner Occupied	2,260,518	2,777,858
Non-owner Occupied	3,510,871	3,574,117
Residential
1-4 Family Residential	709,137	341,789
Multi-family	4,157,223	-
Total	$11,748,495	$7,509,772

The following tables present, by class, for loans that meet the definition of an impaired loan in sections 310-10-35-16 and 310-10-35-17 of Accounting Standards Codification (“ASC”) Topic 310, “Receivables,” for the quarter ended September 30, 2011, and the year ended December 31, 2010, (1) the recorded investment in impaired loans for which there is a related allowance for credit loss, (2) the recorded investment in impaired loans for which there is not a related allowance for credit loss and (3) the total unpaid principal balance of impaired loans.  Additionally, the table includes, by class, the average recorded investment in impaired loans and the amount of interest income recognized using a cash basis method of accounting during the time within that period that the loans were impaired.

Impaired Loans
For Quarter Ended September 30, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$10,300	$9,910	$-	$10,124	$-
Consumer	22,212	22,325	-	24,383	-
Real Estate:
Construction and Development:
1-4 Family Residential	-	-	-	-	-
Other Construction Loans	345,238	556,817	-	338,749	-
Commercial Real Estate:
Owner Occupied	622,787	615,393	-	621,397	2,013
Non-Owner Occupied	-	-	-	-	-
Residential:
1-4 Family Residential	628,918	680,153	-	662,011	-
Multifamily	-	-	-	-	-

With Related Allowance Recorded:
Commercial	288,587	269,867	172,221	289,733	3,364
Consumer	-	-	-	-	-
Real Estate:
Construction and Development:
1-4 Family Residential	-	-	-	-	-
Other Construction Loans	695,180	937,965	158,665	681,680	-
Commercial Real Estate:
Owner Occupied	2,515,691	2,295,679	955,518	2,529,183	34,923
Non-Owner Occupied	3,712,335	3,813,694	693,120	3,762,825	-
Residential:
1-4 Family Residential	152,333	144,055	54,110	157,921	-
Multifamily	4,258,968	4,178,379	2,190,723	4,258,968	-

Total
Commercial	298,887	279,777	172,221	299,857	3,364
Consumer	22,212	22,325	-	24,383	-
Real Estate:
Construction and Development:
1-4 Family Residential	-	-	-	-	-
Other Construction Loans	1,040,418	1,494,782	158,665	1,020,429	-
Commercial Real Estate:
Owner Occupied	3,138,478	2,911,072	955,518	3,150,580	36,936
Non-Owner Occupied	3,712,335	3,813,694	693,120	3,762,825	-
Residential:
1-4 Family Residential	781,251	824,208	54,110	819,932	-
Multifamily	4,258,968	4,178,379	2,190,723	4,258,968	-
	$13,252,549	$13,524,237	$4,224,357	$13,336,974	$40,300

Impaired Loans
For Year Ended December 31, 2010

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$-	$-	$-	$-	$-
Consumer	26,370	-	-	26,498	-
Real Estate:
Construction and Development:
1-4 Family Residential	-	-	-	-	-
Other Construction Loans	330,703	556,817	-	590,120	-
Commercial Real Estate:
Owner Occupied	1,398,337	1,273,530	-	1,302,045	21,113
Non-Owner Occupied	-	-	-	-	-
Residential:
1-4 Family Residential	202,904	128,219	-	213,837	7,533
Multifamily	-	-	-	-	-

With Related Allowance Recorded:
Commercial	387,464	364,163	131,663	373,183	2,898
Consumer	-	-	-	-	-
Real Estate:
Construction and Development:
1-4 Family Residential	-	-	-	-	-
Other Construction Loans	170,968	454,000	45,500	171,396	-
Commercial Real Estate:
Owner Occupied	1,612,482	1,731,769	179,765	1,569,355	17,482
Non-Owner Occupied	3,707,323	3,574,117	559,117	3,707,323	-
Residential:
1-4 Family Residential	203,813	192,467	139,819	222,159	2,504
Multifamily	-	-	-	-	-

Total
Commercial	387,464	364,163	131,663	373,183	2,898
Consumer	26,370	-	-	26,498	-
Real Estate:
Construction and Development:
1-4 Family Residential	-	-	-	-	-
Other Construction Loans	501,671	1,010,817	45,500	761,516	-
Commercial Real Estate:
Owner Occupied	3,010,819	3,005,299	179,765	2,871,400	38,595
Non-Owner Occupied	3,707,323	3,574,117	559,117	3,707,323	-
Residential:
1-4 Family Residential	406,717	320,686	139,819	435,996	10,037
Multifamily	-	-	-	-	-
	$8,040,364	$8,275,082	$1,055,864	$8,175,916	$51,530

The following tables present, by class, an analysis of troubled debt restructurings of financing receivables as of September 30, 2011.

Modifications
As of September 30, 2011

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Trouble Debt Restructurings
Commercial	2	$289,713	$288,587
Consumer	-	-	-

Real Estate:
Construction & Development:
1-4 Family Residential	-	-	-
Other Construction Loan	-	-	-
Commercial Real Estate:
Owner Occupied	4	3,148,204	3,138,478
Non-Owner Occupied	1	2,323,335	2,191,521
Residential:
1-4 Family Residential	-	-	-
Multi-family	1	4,183,839	4,237,822
Total	8	$9,945,091	$9,856,408

	Number of Contracts	Recorded Investment

Trouble Debt Restructurings
That Subsequently Defaulted
Commercial	-	$-
Consumer	-	-

Real Estate:
Construction & Development:
1-4 Family Residential	-	-
Other Construction Loan	-	-
Commercial Real Estate:
Owner Occupied	-	-
Non-Owner Occupied	-	-
Residential:
1-4 Family Residential	-	-
Multi-family	-	-
Total	-	$-

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

Loans held-for-sale primarily consist of fifteen and thirty year fixed rate, one to four family real estate loans which are valued at the lower of cost or market, as determined by outstanding commitments from investors or current investor yield requirements, calculated on an individual basis.  These loans are sold to protect earnings and equity from undesirable shifts in interest rates.  Unrealized losses on loans held-for-sale, if any, are charged against income in the period of decline.  Such declines are recorded in a valuation allowance account and deducted from the cost basis of the loans.  There were no such losses at September 30, 2011.  Gains on loans held-for-sale are recognized when realized and amounted to $117 thousand and $370 thousand for the three and nine months ended September 30, 2011.  Loans held-for-sale decreased from $6.1 million at December 31, 2010, to $4.4 million at September 30, 2011.

Loans held in the portfolio are periodically analyzed and compiled as to the individual characteristics of each loan.  If at any time a decision is made to sell any loan in the portfolio, such loan is reclassified as held-for-sale and carried at the lower of cost or market.

Note F.  Junior Subordinated Debentures

On March 26, 2003, the Company finalized its participation in FTN Financial Capital Market’s and Keefe, Bruyette & Woods’ pooled trust preferred offering.  The Company established Britton & Koontz Statutory Trust # 1 which issued 5,000 capital securities and 155 common securities with an aggregate liquidation amount of $5 million and $155 thousand, respectively.  The term of the capital securities and debentures is 30 years, callable after 5 years at the option of the Company.  The initial interest rate was 4.41%, adjusting quarterly at 3-Month LIBOR plus 3.15% and capped at 11.75%.  The interest rate at September 30, 2011, was 3.51%.   The securities are currently callable at the discretion of the Company on a quarterly basis.

Note G.  Loan Commitments

In the ordinary course of business, the Company enters into standby letters of credit and commitments to extend credit to its customers.  Letters of credit at September 30, 2011, and December 31, 2010, were $4.0 million and $4.4 million, respectively.  As of September 30, 2011, the Company had entered into commercial and residential loan commitments with certain customers that had an aggregate unused balance of $37.0 million, a decrease from $38.8 million at December 31, 2010.  Because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire, the balances on such commitments should not be used to project actual future liquidity requirements.  However, the Company does incorporate expectations about the level of draws under all credit-related commitments into its funds management process.

Note H.  Earnings per Share

Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding.  The computation of diluted income per share assumes the exercise of all outstanding securities potentially convertible into common stock, including options granted, unless the effect is anti-dilutive.  The effect will be anti-dilutive when the exercise price per share of an option exceeds the current market price for a share of Company stock.  The Company accounts for its options under the recognition and measurement of fair value provisions of ASC Topic 718, “Compensation—Stock Compensation.”  The Company uses the Black-Scholes method for valuing stock options.  The following information sets forth the computation of earnings per share for the three and nine months ended September 30, 2011 and 2010.

	For the three months ended September 30,
	2011		2010
Basic weighted average shares outstanding		2,141,944	2,135,466
Dilutive effect of granted options		-	334
Diluted weighted average shares outstanding		2,141,944	2,135,800
Net income/(loss)		$(720,807)	$680,847
Net income per share-basic	$	(0.34)	$0.32
Net income per share-diluted	$	(0.34)	$0.32

	For the nine months ended September 30,
	2011	2010
Basic weighted average shares outstanding	2,140,418	2,133,950
Dilutive effect of granted options	312	735
Diluted weighted average shares outstanding	2,140,730	2,134,685
Net income	$83,726	$1,247,990
Net income per share-basic	$0.04	$0.58
Net income per share-diluted	$0.04	$0.58

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

The estimated approximate fair values of the Company’s financial instruments as of September 30, 2011, and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(dollars in Thousands)
Financial Assets:
Cash and due from banks	$56,041	$56,041	$5,819	$5,819
Federal funds sold	-	-	112	112
Investment securities:
Held-to-maturity	29,506	31,136	39,761	40,610
Available-for-sale	77,848	77,848	97,308	97,308
Equity securities	1,637	1,637	1,835	1,835
Cash surrender value of life insurance	1,174	1,174	1,145	1,145
Loans, net	190,333	195,139	214,219	218,739

Financial Liabilities:
Deposits	267,199	267,815	258,543	259,192
Short-term borrowings	2,000	2,000	8,457	8,456
Long-term borrowings	7,000	7,485	9,000	9,368
Securities sold under
repurchase agreements:
Retail	9,822	9,821	11,366	11,364
Structured	40,000	43,338	40,000	43,506
Junior subordinated debentures	5,155	5,155	5,155	5,155

Recurring Basis

Fair values of the Company’s investment securities available for sale are measured on a recurring basis.  Such fair value measurements are primarily based on information from a third-party pricing service.  This pricing service provides information by utilizing evaluated pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data from market research publications.

The following table presents the balance of assets measured on a recurring basis as of September 30, 2011 and December 31, 2010.  As of those dates, the Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011:
Mortgage Backed Securities	$57,334,437	$0.00	$57,334,437	$0.00
Obligation of State and Political Subdivision	8,386,040	0.00	8,386,040	0.00
Obligations of Other U.S. Government Sponsored Agencies	12,127,840	0.00	12,127,840	0.00
Total	$77,848,317	$0.00	$77,848,317	$0.00
December 31, 2010:
Mortgage Backed Securities	$65,706,650	$0.00	$65,706,650	$0.00
Obligation of State and Political Subdivision	7,172,490	0.00	7,172,490	0.00
Obligations of Other U.S. Government Sponsored Agencies	24,429,270	0.00	24,429,270	0.00
Total	$97,308,410	$0.00	$97,308,410	$0.00

Nonrecurring Basis

In the table below, the Company has segregated all financial assets that are measured at fair value on a nonrecurring basis.  These financial assets have been assigned to the most appropriate level within the fair value hierarchy based on the inputs used to determine their fair value at the measurement dates.  As of such measurement dates, the Company did not record any financial liabilities at fair value for which measurement of the fair value was made on a non-recurring basis.

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

The following table presents the balance of assets measured on a non-recurring basis as of September 30, 2011, and December 31, 2010.

Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011:
Assets:
Impaired Loans	$8,236,612	$0.00	$8,236,612	$0.00
Repossessed Assets	3,469,542	0.00	3,469,542	0.00
Total	$11,706,154	$0.00	$11,706,154	$0.00

December 31, 2010:
Assets:
Impaired Loans	$6,453,908	$0.00	$6,453,908	$0.00
Repossessed Assets	3,303,189	0.00	3,303,189	0.00
Total	$9,757,097	$0.00	$9,757,097	$0.00

Note J. Subsequent Events

The Company evaluated events and transactions occurring subsequent to September 30, 2011, for potential recognition or disclosure in the financial statements included in this quarterly report.  The Company has concluded that no significant events occurred after September 30, 2011, but prior to the issuance of these financial statements that would have a material impact on its financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to present a review of the major factors affecting the financial condition of Britton & Koontz Capital Corporation (the “Company”) and its wholly-owned subsidiary, Britton & Koontz Bank, N.A. (the “Bank”), as of September 30, 2011, as compared to the Company’s financial condition as of December 31, 2010, and the results of operations of the Company for the three and nine month periods ended September 30, 2011, as compared to the corresponding periods in 2010.

Summary

The Company reported a net loss for the three months ended September 30, 2011, of $721 thousand, or ($.34) per diluted share, compared to net income of $681 thousand, or $.32 per diluted share, for the quarter ended September 30, 2010.  For the nine month period ended September 30, 2011, net income and diluted earnings per share were $84 thousand and $0.04, respectively, compared to $1.2 million and $0.58, respectively, for the same period in 2010.  The loss for the three month comparative period is due primarily to a loan loss provision expense of approximately $3.4 million, partially offset by an increase in gains on the sale of investment securities in the amount of $1.3 million. Reduced earnings for the nine month comparative period is due to the aforementioned $3.4 million provision expense and lower net interest income of $1.1 million offset by $2.2 million in year-to-date gains on the sale of investment securities.

Total assets were $371.3 million at September 30, 2011, a decrease of $4.1 million from December 31, 2010, due primarily to lower investment securities and loan balances offset by increases in reserves at the Federal Reserve Bank.  Loan balances continued to decline throughout the year as loan demand was down in all Company markets. Activity in the investment securities portfolio in the 3rd quarter of 2011 includes sales of approximately $36 million, purchases of approximately $42 million and cash pay-downs of just under $40 million.  Additional cash payments from the investment and loan portfolio along with the increase in deposits were used to pay down overnight borrowings at the Federal Home Loan Bank and to accumulate liquid assets in the form of cash at the Federal Reserve Bank.  Changes in major balance sheet lines from December 31, 2010 to September 30, 2011 include the following: cash and due from banks increased $50 million to $56.0 million; investment securities decreased $29.9 million to $109.0 million; loans decreased $20.2 million to $196.5 million; total deposits increased $8.7 million to $267.2 million; and borrowings decreased $10 million to $58.8 million.  Total stockholders’ equity declined $1.5 million to $38.4 million.

Overall asset quality continues to deteriorate through September 30, 2011.  Non-performing assets, which include non-accrual loans, loans delinquent 90 days or more, troubled debt restructurings and other real estate, increased to $16.2 million, or 4.35% of total assets, at September 30, 2011, from $11.3 million, or 3.01% of total assets, at December 31, 2010.  The increase in non-performing assets since December 31, 2010 is primarily the result of the Company’s transfer of one multi-family residential real estate credit in the amount of $4.2 million to non-accrual in the 3rd quarter.  In connection with the transfer of this credit to non-accrual status, the Company ordered a new appraisal and will adjust the specific allocation of the allowance for loan losses with respect to this credit in light of this new appraisal.  Net loan charge-offs of $1.0 million, or .51% of average loans, through the nine months ended September 30, 2011, decreased from $2.6 million, or 1.18% of average loans, during the same period in 2010.  However, in spite of the improved charge-offs, the allowance for loan losses at September 30, 2011, increased to $6.1 million, or 3.17% of total loans, from $2.4 million, or 1.15% of total loans, at December 31, 2010.  The increase in the allowance reflects the growing non-performing assets as well as continued deterioration in asset quality, particularly in the Company’s Baton Rouge, Louisiana market.

Financial Condition

Loans

Total loans decreased $20.2 million to $196.4 million at September 30, 2011, from $216.6 million at December 31, 2010.  The decrease in loans is due to lower commercial real estate activity and decreases in loans held for sale at September 30, 2011.  The depressed economic conditions affecting the United States generally have weakened demand in all Company markets.  Additionally, the decision to sell loans in the secondary market tends to slow the growth of residential portfolio loans.  Further declines are expected to occur in the Company’s commercial and residential real estate portfolio through the remainder of 2011.  As expansion of the Company’s mortgage operation has progressed, originations of 1-4 family residential mortgages increased to $32.5 million for the nine month period ended September 30, 2011, compared to $28.9 for the same period in 2010.

The following table presents the Company’s loan portfolio composition at September 30, 2011, and December 31, 2010.

COMPOSITION OF LOAN PORTFOLIO
	09/30/11	12/31/10
Commercial, financial & agricultural	$22,254,000	$24,661,000
Real estate-construction	27,274,000	29,074,000
Real estate-residential	61,401,000	68,030,000
Real estate-other	81,563,000	90,423,000
Installment	3,812,000	4,204,000
Other	113,000	247,000
Total loans	$196,417,000	$216,639,000

The Company’s loan portfolio at September 30, 2011, had no significant concentrations of loans other than in the categories presented in the table above.

Investment Securities

The Company’s investment portfolio at September 30, 2011, consisted of mortgage-backed, agency and municipal securities.  Investment securities that are classified as held-to-maturity (“HTM”) are accounted for by the amortized cost method while securities in the available-for-sale (“AFS”) category are accounted for at fair value.  Changes in value of the AFS securities are recorded in the equity section of the balance sheet in “accumulated other comprehensive income.”

Management determines the classification of its securities at acquisition.  Total HTM and AFS investment securities decreased $29.7 million to $107.4 million at September 30, 2011, from $137.1 million at December 31, 2010.  Excluding investment purchases, sales and calls from agency and municipal securities, the decrease is due primarily to normal cash flow of approximately $15 million on the existing portfolio.  Equity securities declined during this period by $199 thousand to $1.6 million.   At September 30, 2011, equity securities were comprised primarily of Federal Reserve Bank stock of $522 thousand, Federal Home Loan Bank (“FHLB”) stock of $812 thousand, ECD Investments, LLC membership interests of $100 thousand and the Company’s $155 thousand investment in B&K Statutory Trust.

Bank Premises

There have been no material changes in the Company’s premises since December 31, 2010.

Asset Quality

Management continually monitors the diversification of the loan portfolio and assesses loan quality.  When the assessment of an individual loan relationship indicates that the borrower has a defined weakness in the ability to repay and collection of all outstanding principal and/or interest is in doubt, the debt is placed on non-accrual.  By placing loans on non-accrual the Company recognizes a problem credit, foregoes interest that is likely uncollectible, and adjusts the carried loan balance to reflect the collection amount expected.  When problem credits are transferred to non-accrual status, the accrual of interest income is discontinued, and all previously accrued and uncollected interest for the year is reversed against interest income.  A non-accrual loan may be restored to accrual status when it is no longer delinquent and management no longer doubts the collectability of interest and principal.

Several key measures are used to evaluate and monitor the Company’s asset quality.  These measures include the levels and percentages of total nonperforming assets, loan delinquencies, non-accrual loans, foreclosed assets and charge-offs.  Nonperforming assets increased $4.9 million to $16.2 million at September 30, 2011, from $11.3 million at December 31, 2010.  At September 30, 2011, the Company’s nonperforming assets consisted of non-accrual loans of $11.7 million, other real estate of $3.5 million, accruing loans classified as troubled debt restructurings (“TDR’s”) of $712 thousand and loans 90 days or more delinquent of $220 thousand.  As noted earlier, the increase in non-performing assets since December 31, 2010, is primarily the result of the Company’s transfer of one multi-family residential real estate credit in the amount of $4.2 million to non-accrual in the 3rd quarter.  Nonperforming loans as a percent of total loans, net of unearned income and loans held-for-sale (“LHFS”), increased to 6.60% at September 30, 2011, compared to 3.80% at December 31, 2010.  Net loan charge-offs decreased to $1.0 million, or .51% of average loans, for the nine months ended September 30, 2011, as compared to $2.6 million, or 1.18% of average loans, during the same period in 2010.

A breakdown of nonperforming assets at September 30, 2011, and December 31, 2010, is shown below.

BREAKDOWN OF NONPERFORMING ASSETS

	09/30/11	12/31/10
	(dollars in thousands)
Non-accrual loans by type:
Real estate	$11,550	$7,122
Installment	19	24
Commercial and all other loans	180	364
Total non-accrual loans	11,749	7,510
Loans past due 90 days or more	220	484
Troubled debt restructuring, still accruing	712	-
Total nonperforming loans	12,681	7,994
Other real estate owned (net)	3,469	3,303
Total nonperforming assets	$16,150	$11,297
Nonperforming loans to total loans, net of LHFS	6.60%	3.80%
Nonperforming loans to total assets	3.42%	2.13%
Nonperforming assets to total loans, net of LHFS	8.41%	5.37%
Nonperforming assets to total assets	4.35%	3.01%

Allowance for Loan Losses

The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses.  The balance of the loans determined to be impaired under Accounting Standards Codification Topic 310, “Receivables,” and the related allowance are included in management’s estimation and analysis of the allowance for loan losses. The determination of the appropriate level of the allowance is sensitive to a variety of internal factors, primarily historical loss ratios and assigned risk ratings, and external factors, primarily the economic environment. Additionally, the estimate of the allowance required to absorb credit losses in the entire portfolio may change due to shifts in the mix and level of loan balances outstanding and in prevailing economic conditions, as evidenced by changes in real estate demand and values, interest rates, unemployment rates and energy costs. While no one factor is dominant, each could cause actual loan losses to differ materially from originally estimated amounts.

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

Based upon this evaluation, management believes the allowance for loan losses of $6.1 million at September 30, 2011, which represents 3.17% of gross loans less unearned interest and LHFS, is adequate, under prevailing economic conditions, to absorb probable losses on existing loans.  At December 31, 2010, the allowance for loan loss was $2.4 million, or 1.15% of gross loans less unearned interest and LHFS.  The allowance at September 30, 2011 includes a specific allocation of approximately $4.2 million on total impaired loans of $12.5 million.

The process by which management determines the appropriate level of the allowance, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates.

Provision for Loan Losses

The provision for loan losses is a charge to earnings to maintain the allowance for loan losses at a level consistent with management’s assessment of the risk of loss in the loan portfolio in light of current risk management strategies, economic conditions and market trends.  The Company increased the provision to $3.4 million for the 3rd quarter of 2011 compared to $150 thousand during the 3rd quarter of 2010.  The Company transferred a multi-family residential real estate loan in the amount of $4.2 million to non-accrual in the 3rd quarter that it had recognized as substandard in the 2nd quarter of 2011.  The increased provision is primarily attributed to estimated exposure on this credit, reassessment of a previously impaired loan, and adjustment to historical loss and qualitative factors in the general reserve calculation.  Recent independent appraisals reflect a significant downward trend in real estate valuations, which is consistent with the general negative economic environment.  Lower collateral values from external appraisal opinions have thus significantly influenced the additional provisioning to the allowance account.  The Company regularly reviews the allowance account in an effort to maintain it at an adequate level and collects necessary data to make a proper provision expense to earnings.  However, factors may come to light during the remainder of the year that may influence management to change its expected provision.  The following table details the allowance activity for the nine months ended September 30, 2011 and 2010:

ACTIVITY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES
	09/30/11	09/30/10
	(dollars in thousands)
Balance at beginning of period	$2,420	$3,878
Charge-offs:
Real Estate	(1085)	(2,166)
Commercial	(510)	(481)
Installment and other	(20)	(19)
Recoveries:
Real Estate	455	19
Commercial	129	30
Installment and other	4	3
Net (charge-offs)/recoveries	(1,027)	(2,614)
Provision charged to operations	4,692	1,450
Balance at end of period	$6,085	$2,714
Allowance for loan losses as a percent of loans, net of LHFS	3.17%	1.27%
Net charge-offs as a percent of average loans1	.51%	1.18%
Net charge-offs as a percent of average loans2	.76%	1.23%

1. Net charge-offs are year to date
2. Net charge-offs are trailing twelve months

Potential Problem Loans

At September 30, 2011, the Company had no loans, other than those balances incorporated in the above tables and summary discussion, which management had significant doubts as to the ability of the borrower to comply with current repayment terms.

Deposits

Total deposits increased $8.7 million from $258.5 million at December 31, 2010, to $267.2 million at September 30, 2011.  The increase is due primarily to higher non-interest bearing demand deposits, the Company’s rewards checking and local school deposits.

The composition of the Company’s deposits is described in the following table.

COMPOSITION OF DEPOSITS
	09/30/11	12/31/10
Non-Interest Bearing	$54,499,352	$45,634,123
NOW Accounts	74,109,560	66,650,551
Money Market Deposit Accounts	35,418,391	36,140,259
Savings Accounts	19,998,340	19,098,255
Certificates of Deposit	83,173,314	91,019,342
Total Deposits	$267,198,957	$258,542,530

Borrowings

Total Company borrowings, including FHLB advances, federal funds purchased, customer and structured repurchase agreements and junior subordinated debentures, decreased $10.0 million to $58.8 million at September 30, 2011, compared to $68.8 million at December 31, 2010.  The decrease in borrowed funds is due primarily to the normal cash pay-downs from the investment portfolio being used to pay overnight borrowings.  The Company includes in these borrowings balances that the Company has pursuant to agreements with local depositors to sweep overnight funds from their commercial deposit accounts.  Because of the nature of the agreements, these sweep accounts are included as borrowings rather than local customer deposits; these amounts are classified as repurchase agreements and included under the “Securities sold under repurchase agreements” line item on the Company’s balance sheet.  Management believes these accounts perform more like a core deposit rather than a bank obligation.

Capital

Stockholders' equity of $38.4 million declined during the nine months ended September 30, 2011, from $39.9 million at December 31, 2010.  Lower earnings of $84 thousand during 2011, compared to $1.2 million during 2010, did not offset a $1.2 million dividend distribution and a $521 thousand change in other comprehensive income.

The Company and Bank maintained a total capital to risk weighted assets ratio of 19.75% and 18.75%, respectively, a Tier 1 capital to risk weighted assets ratio of 18.48% and 17.48%, respectively, and a leverage ratio of 11.10% and 10.54%, respectively, at September 30, 2011.  These levels substantially exceed the minimum requirements of bank regulatory agencies for well-capitalized institutions of 10.00%, 6.00% and 5.00%, respectively.  Components of comprehensive income are excluded from the calculation of the above capital ratios.  The ratio of shareholders' equity to assets decreased to 10.3% at September 30, 2011, compared to 10.6% at December 31, 2010, due to the decrease in retained earnings and other comprehensive income being proportionately greater than the decrease in total assets.

As announced previously, in the 3rd quarter of 2011 the Board of Directors suspended the Company’s quarterly cash dividend for the foreseeable future to fortify the Company’s capital position.  Management expects the Board of Directors to consider the resumption of dividends upon strengthening of the Bank’s loan portfolio and a corresponding improvement of re-investment opportunities of cash flows from both the loan portfolio and the Company’s securities investment portfolio.

Off-Balance Sheet Arrangements

There have been no material changes in the Company’s off-balance sheet arrangements during the three months ended September 30, 2011.  See Note B and Note G to the Company’s consolidated financial statements for a description of the Company’s off-balance sheet arrangements.

Results of Operations

Net Interest Income and Net Interest Margin

One of the largest components of the Company’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds.  The net interest margin is net interest income expressed as a percentage of average earning assets.

Net interest income for the three and nine month periods ended September 30, 2011, decreased $412 thousand and $1.1 million, respectively, over the same periods in 2010.  The decline for both periods is primarily due to a shift in the mix of earning assets to lower yielding assets coupled with a loss of interest on specific non-accrual loans of approximately $225 thousand.  The continued lower interest rate environment during 2011 provided limited reinvestment opportunity of cash flows back into the investment market and contributed to the $50.3 million increase in cash reserves at the Federal Reserve Bank at September 30, 2011, as compared to the balance at September 30, 2010.   Interest rate spread and margin declined during both comparative periods as the yield on earning assets declined at a greater pace than costs of interest-bearing liabilities.  Interest rate spread declined 41 and 35 basis points to 2.81% and 2.92% for the three and nine month period ended September 30, 2011, respectively.  Interest rate margin declined 48 and 40 basis points to 3.12% and 3.25% for the three and nine months ended September 30, 2011, respectively.

Non-Interest Income/ Non-Interest Expense

Non-interest income increased $1.1 million for the 3rd quarter of 2011 compared to the 3rd quarter of 2010 primarily due to the sale of investment securities.  The Company sold approximately $16 million of investment securities in the 3rd quarter of 2011, recording a gain of $1.3 million.  The 3rd quarter of 2010 included $139 thousand on gains from the sales of other real estate compared to no gains on sales of other real estate in 2011.  Non-interest income increased to $5.0 million for the nine months ended September 30, 2011, from $3.3 million during the same period in 2010.  The increase in non-interest income for the nine-month comparison period is primarily due to a $2.2 million increase in gains on sales of investment securities in 2011 compared to the same period in 2010; gains on sales of other real estate during the nine months ended September 30, 2010 were $606 thousand higher than gains on sales of other real estate during the same period in 2011.  Non-interest expense decreased $426 thousand for the 3rd quarter of 2011 compared to the 3rd quarter of 2010, while the decline was $870 thousand for the nine months ended September 30, 2011, compared to the same period in 2010.  Decreases in personnel costs and FDIC assessment expense as well as a lower reserve for loan and late fees receivable associated with the loan portfolio contributed to the decline in non-interest expense for both the three and nine month periods.  The loan and late fees receivable consists of fees charged for late loan payments as well as attorney, appraisal and other fees paid by the Bank which it expects the borrower to reimburse.  A reserve is established for these loan fees to assist the Bank in tracking the payment of this receivable and to cover the possibility that a borrower may fail to reimburse the Bank in full for these amounts.

Income Taxes

The Company recorded income tax expense/(benefit) of ($551) thousand and $172 thousand for the three months ended September 30, 2011 and 2010.  Income tax expense/(benefit) for the nine months ended September 30, 2011, was ($490) thousand compared to $61 thousand for the same period in 2010.  The tax credit arose primarily due to the tax effects resulting from the loan provision expense in the 3rd quarter of 2011 offset by the gains on the sales of investment securities through the year 2011.

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

The Company’s cash and cash equivalents increased $50.2 million to $56.0 million at September 30, 2011, from $5.8 million at December 31, 2010.  Cash provided by operating and investing activities was $4.1 million and $48.6 million, respectively, while financing activities used $2.5 million during the nine months ended September 30, 2011.

At September 30, 2011, the Company had unsecured federal funds lines with correspondent banks of $36 million.  The Company maintains the ability to draw on its available line of credit with the FHLB in the amount of approximately $60 million.  In addition to these lines of credit, the Bank had approximately $63 million in liquid assets including unencumbered investment securities available for collateralized borrowing of $16 million, and cash available at the Federal Reserve Bank of $47 million.   Enhancing these liquidity levels, the Company has the ability to add $44 million from the brokered CD market.  Management believes that overall liquidity measures, as outlined above, indicate that the Company has adequate resources to fund foreseeable asset growth or to meet unanticipated deposit fluctuations or other immediate cash needs.

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

Item 4.               Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer of the Company (“CEO”) and the Chief Financial Officer of the Company (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2011.  Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective for ensuring that information that the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Certain restrictions also exist on the ability of the Bank to transfer funds to the Company in the form of loans.  Federal Reserve regulations limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations.  At September 30, 2011, the maximum amount available for transfer from the Bank to the Company in the form of loans on a secured basis was $2.1 million.  There were no loans outstanding from the Bank to the Company at September 30, 2011.

As discussed under the heading “Capital” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, in the 3rd quarter of 2011 the Board of Directors suspended the Company’s quarterly cash dividend.

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

BRITTON & KOONTZ CAPITAL CORPORATION

Date:          November 14, 2011                                            /s/ W. Page Ogden
W. Page Ogden
Chief Executive Officer

Date:          November 14, 2011                                            /s/ William M. Salters
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