Form 10-K
period 2011-12-31
BRITTON & KOONTZ CAPITAL CORP
filed 2012-03-21
CIK 707604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes              ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes              ☒ No

The aggregate market value of the registrant’s voting common equity held by non-affiliates at March 12, 2012, computed by reference to the price of $12.85 per share, the price at which the registrant’s common equity was last sold as of June 30, 2011, is $23,935,720.

The registrant had 2,138,466 shares of common stock outstanding as of March 12, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement of Britton & Koontz Capital Corporation with respect to its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CROSS REFERENCE INDEX
TO
FORM 10-K

SIGNATURES

EXHIBITS

*	Included herein.
**	Incorporated by reference from Britton & Koontz Capital Corporation’s Definitive Proxy Statement for its 2012 Annual Meeting of Shareholders in accordance with Instruction G(3) of Form 10-K.

Index

PART I

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Although Britton & Koontz Capital Corporation (the “Company”) believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Company’s expectations.  Such statements are based on management’s beliefs as well as assumptions made by and information currently available to management.  When used in the Company’s documents or oral presentations, the words “anticipate,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “goal” and similar expressions are intended to identify forward-looking statements.  In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company’s actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors (including the effects of the Formal Agreement and the IMCRs (each as defined below)), economic conditions, changing market conditions, availability or cost of capital, employee workforce factors, costs and other effects of legal and administrative proceedings, and changes in federal, state or local legislative requirements.  The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results or changes in assumptions or on account of other factors affecting such statements.

The information set forth in this Annual Report on Form 10-K is as of March 13, 2012, unless otherwise indicated herein.

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

As of December 31, 2011, the Company had total consolidated assets of approximately $366 million and total consolidated stockholders’ equity of approximately $39 million.  Financial information about the Company, including information with respect to revenues from external customers, profit and loss and total assets for 2011 and 2010, is contained in Item 8, Financial Statements and Supplementary Data.

Dividends from the Bank are the Company’s primary source of funds to pay dividends to the Company’s shareholders.  Until recently, the Bank has historically paid dividends to the Company in excess of the amount needed to satisfy dividends declared by the Company.  In 2011, the Bank paid $800 thousand to the Company to partially satisfy the $1.2 million in dividends paid by the Company.

Index

The Board of Directors of the Company suspended the Company’s quarterly cash dividend for the 4th quarter of 2011 and the foreseeable future in light of market conditions, the results of its operations and the results of the Bank’s most recent regulatory exam (which is discussed below).  Upon (1) improvement in the credit quality of, and a reduction of the high level of credit risk in, the Bank’s loan portfolio, (2) a corresponding improvement of re-investment opportunities of cash flows from both the loan portfolio and its securities investment portfolio and (3) the adoption, implementation and adherence by the Bank to a written three-year capital program, approved in advance by the Office of the Comptroller of the Currency (the “Comptroller”), as required by the formal written agreement dated February 21, 2012 between the Board of Directors of the Bank and the Comptroller (referred to herein as the “Formal Agreement”), which was entered into as a result of the Bank’s most recent regulatory exam, the Board of Directors of the Bank will consider the resumption of dividends, subject to compliance with such three-year capital program, which will be a condition to the resumption of dividend payments.  Additionally, under the Formal Agreement, the Bank must obtain the prior written non-objection from the Assistant Deputy Comptroller before the Bank will be allowed to pay dividends to the Company.  Once the Bank resumes the payment of dividends to the Company, the Board of Directors of the Company intends to resume the payment of dividends to the Company’s shareholders.  For additional information, see Note M, “Regulatory Matters”, in the Notes to the Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data.

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

During the third quarter of 2009, the Company entered into a networking arrangement with Argent Financial Group, an affiliate of Argent Trust Company also based in Ruston, Louisiana, to move the Company’s brokerage business and related networking arrangements from its prior provider.  Under the new networking arrangement, Argent Financial Group leases space from the Company in its Baton Rouge and Natchez offices.  The Company and Argent Financial Group may refer business to their respective financial specialists, although the majority of the revenue the Company receives from this relationship is derived from lease payments by Argent Financial Group.

The Bank

The Bank provides commercial and consumer banking to customers in Adams and Warren Counties, Mississippi, and East Baton Rouge Parish, Louisiana, and the adjoining counties and parishes in Mississippi and Louisiana.  The Bank conducts its full-service banking business from its main office and two branch offices in Natchez, Adams County, Mississippi, two branches in Vicksburg, Warren County, Mississippi, and three branch offices in Baton Rouge, East Baton Rouge Parish, Louisiana.  The geographical area serviced by the Bank is economically diverse and includes public and private sector industries, such as government service, manufacturing, tourism, agriculture and oil and gas exploration.  The Bank is not dependent on any one customer or group of customers in any of its activities, and it has no foreign operations.

The products and services offered by the Bank include personal and commercial checking accounts, money market deposit accounts, savings accounts, automated clearinghouse services, safe deposit box facilities, and brokerage services through Argent Financial Group.  The Bank also offers access to automated teller machines and cash management services, including remote deposit, money transfer, direct deposit and sweep accounts.  The Bank is a full-service residential and commercial mortgage lender and engages in other commercial and consumer lending activities.

Index

Income from the Bank’s lending activities, including loan interest, fees and gains on sales of mortgage loans, represent the largest component of the Bank’s total operating revenue.  This source accounted for 59% and 61% of the Bank’s total operating revenue during 2011 and 2010, respectively.  The Company expects that income from lending activities will continue in 2012 to be the leading source of income generated by the Bank’s activities.  In addition to its lending activities, the Bank invests a portion of its total assets in the securities market in order to earn a higher return compared to overnight positions.  Investment security purchases are monitored closely and managed on a monthly basis by an asset liability committee comprised of three non-employee directors along with the Bank’s Chief Executive Officer and Chief Financial Officer.  Investment income represents the second largest source of revenue for the Bank.  For the 2011 and 2010 fiscal years, revenue in this segment amounted to 20% and 26%, respectively, of the Bank’s total operating revenue.  The bulk of the remainder of the Bank’s revenue in each of the last two years is attributable to fees related to deposit services and gains on sales of investment securities.

Formal Agreement with the Comptroller of the Currency

On February 21, 2012, the Board of Directors of the Bank entered into the Formal Agreement with the Comptroller.  The Formal Agreement is based on, and arises out of, the findings of the Comptroller during its on-site examination of the Bank as of July 6, 2011, and the Comptroller’s Report of Examination issued upon the completion of such on-site examination (the “Report of Examination”).  Under the terms of the Agreement, the Bank is required to take the following actions within the time frames specified in the Agreement:

•
create a compliance committee composed of at least three of the Bank’s directors (only one of whom may be a Bank employee) to monitor compliance with the Formal Agreement and make quarterly reports to the Bank’s Board of Directors regarding actions the Bank has taken to comply with the Formal Agreement and the results and status of these actions;

•	adopt, implement and adhere to a written program to reduce the high level of credit risk in the Bank and at least quarterly prepare a written assessment of its credit risk;

•
adopt, implement and adhere to a written program to ensure that the Bank’s officers and employees are timely identifying and accurately risk rating assets and employ or designate a sufficiently experienced and qualified person or firm to ensure the timely and independent identification of problem loans and leases;

•
adopt, implement and adhere to a written program to improve the Bank’s ongoing loan portfolio management and ensure that the Bank has the processes, personnel and control systems to ensure the implementation and adherence to this program;

•
obtain a current (or updated) independent appraisal of any loan secured by real property (1) where the loan’s appraisal violated federal regulations, (2) where the loan was criticized in the Report of Examination or by the Bank’s internal or external review and the loan is more than 12 months old, or (3) where the borrower is in default under the loan agreement and relevant financial information, in the view of the loan officer, does not support the ongoing ability of the borrower or any guarantor to perform the terms of the loan agreement, and the most recent appraisal is more than 12 months old;

Index

•	obtain current and satisfactory credit information on all loans lacking such information;

•
ensure that proper collateral documentation is maintained on all loans and correct each collateral exception listed in the Report of Examination (or any subsequent examination) or in any listings of loans lacking such information;

•
review the adequacy of the Bank’s allowance for loan and lease losses and establish a program, approved in advance by the Comptroller, for the maintenance of an adequate allowance for loan and lease losses which incorporates relevant Comptroller guidance;

•	adopt, implement and adhere to a policy of the Bank to ensure that other real estate owned is managed in accordance with federal law and regulations;

•	adopt, implement and adhere to action plans for each parcel of other real estate owned valued in excess of $500 thousand;

•
adopt, implement and adhere to a written three-year capital program, approved in advance by the Comptroller, compliance with which will be a condition to the Bank’s payment of dividends to the Company; and

•
adopt, implement and adhere to a three-year written strategic plan for the Bank, approved in advance by the Comptroller, that will establish objectives for, among other things, the Bank’s overall risk profile and growth.

In addition, the Bank must deliver to the Comptroller copies of the programs as well as periodic reports regarding various aspects of the foregoing actions.  A copy of the Formal Agreement was attached as exhibit 10.1 to the Current Report on Form 8-K the Company filed with the SEC on February 21, 2012 and is incorporated by reference into this Annual Report on Form 10-K.

The Bank intends to take all actions necessary to enable it to comply with the requirements of the Formal Agreement.  As of the date hereof, the Bank has established a Compliance Committee composed of (1) Robert R. Punches, the Chairman of the Board, (2) W.W. Allen, Jr., the Audit Committee Chairman, (3) George R Kurz, (4) Vinod K. Thukral and (5) W. Page Ogden, President & CEO to oversee compliance with the Formal Agreement.  By the end of March, management expects to deliver a draft of the Capital Plan, proposed changes to OREO policy and procedures, a status report on outstanding credit exceptions and a review of the annual commercial credit servicing program being implemented to the Compliance Committee for its review and comment.  Although the Bank is actively addressing the requirements of the Formal Agreement, there can be no assurance that its efforts will result in satisfactory compliance since compliance is determined by the Comptroller.  The Bank’s failure to meet the requirements of the Formal Agreement could result in regulators taking additional enforcement action against the Bank.

Index

Individual Minimum Capital Ratios

In connection with the Report of Examination, the Bank has also agreed to the Comptroller establishing higher individual minimum capital ratios (the “IMCRs”) for the Bank, effective as of February 21, 2012.  Under the IMCRs, the Bank must maintain a Tier I capital to adjusted total assets ratio of 8% and a total risk-based capital to risk-weighted assets ratio of 12%.  As of December 31, 2011, the Bank’s Tier I capital to adjusted total assets ratio was 10.91% and its total risk-based capital to risk-weighted assets ratio was 19.22%.

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

Finally, it is unclear at this time what effects, if any, the restrictions imposed on the Bank under the Formal Agreement or the elevated capital requirements necessary to comply with the IMCRs will have on the ability of the Bank to compete with other financial institutions.

Employees

As of December 31, 2011, the Company had three full-time employees, who are also employees of the Bank and compensated by the Bank.  The Bank had 100 full-time and 4 part-time employees at December 31, 2011, and 106 full-time and 6 part-time employees at December 31, 2010.  The employees are not represented by a collective bargaining agreement.  The Company believes that its relationship with its employees is good.

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

Index

As a national bank, the Bank is subject to supervision and regular examination by the Comptroller.  The examinations are undertaken to ensure the protection of the Deposit Insurance Fund (the “DIF”).  In February 2006, the Federal Deposit Insurance Reform Act of 2005 was signed into law.  Among the highlights of this law was merging the Bank Insurance Fund and the Savings Association Insurance Fund into the newly-created DIF.  This change was effective March 31, 2006.  The FDIC maintains the DIF by assessing depository institutions an insurance premium.  The amount each institution is assessed is based on the institution’s consolidated assets less its tangible capital as well as on the degree of risk the institution poses to the insurance fund.

The Bank has recently entered into the Formal Agreement with the Comptroller.  See “General, Formal Agreement with the Comptroller of the Currency” above for a discussion of the specific terms of the Formal Agreement.

In 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), which, among other things, substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act.  FDICIA also expanded the regulatory and enforcement powers of bank regulatory agencies.  Most significantly, FDICIA mandates annual examinations of banks by their primary regulators and requires the federal banking agencies to take prompt “corrective action” whenever financial institutions do not meet minimum capital requirements.  FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”  A depository institution’s capitalization status both depends on how well its capital levels compare to various relevant capital measures and its adherence to certain other qualitative factors, as established by regulation.  As of December 31, 2011, the Bank’s capital ratios exceeded those required for “well capitalized” status.  As noted above, the Comptroller has established higher capital requirements on the Bank pursuant to the IMCRs, which the Bank must maintain from and after February 21, 2012.

FDICIA also prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be “undercapitalized.”  See the “Restriction on Dividends” section below for dividend restrictions on the Bank under the Formal Agreement.

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

Finally, the Company participated in the FDIC’s Transaction Account Guarantee Program, which was a part of the FDIC’s Temporary Liquidity Guarantee Program.  The Transaction Account Guarantee Program expired on December 31, 2010.  On account of amendments to the deposit insurance provisions of the Federal Deposit Insurance Act enacted pursuant to Section 343 of the Dodd-Frank Act (as defined below), the FDIC did not have the statutory authority to extend the Transaction Account Guarantee Program.  Section 343 provides for full deposit insurance for non-interest bearing deposit accounts until December 31, 2012.  Unlike the original Transaction Account Guarantee Program, however, interest-bearing accounts are not covered.  Section 343 does not impose any separate assessment on the Bank for the insurance coverage provided thereunder.

Index

Interstate Banking and Branching Legislation

The Dodd-Frank Act removed the restrictions on interstate branching formally contained in the Riegle-Neal Interstate Banking and Branching Efficiency Act.  National and state-chartered banks are now authorized to establish de novo branches in other states if, under the laws of the state in which the branch is to be located, a bank chartered by that state would be permitted to establish the branch.  Accordingly, banks will be able to enter new markets more freely.  The Company from time-to-time evaluates merger and acquisition opportunities, as well as opportunities to establish additional branch offices, and it anticipates that it will continue to evaluate such opportunities.

Financial Modernization

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “GLB Act”) affects the banking industry in three fundamental ways: (1) it repeals key provisions of the Glass-Steagall Act to permit commercial banks to affiliate with securities firms, insurance companies and other financial service providers; (2) it establishes a statutory framework pursuant to which full affiliations can occur between these entities; and (3) it provides financial services organizations with flexibility in structuring these new financial affiliations through a new entity called a “financial holding company” or through a financial subsidiary.

As a result of the GLB Act, banks are able to offer customers a wide range of financial products and services without the restraints of previous legislation. In addition, bank holding companies and other financial services providers can commence new activities or new affiliations much more readily. To take advantage of the new provisions of the GLB Act, a bank holding company must elect to become a financial holding company. Although the Company had previously elected to become a financial holding company, it has recently decertified as such as a result of its entry into the Formal Agreement.  Because the Company is not engaged in any activity that requires it to be a financial holding company, the Company’s decertification as such is not expected to have an adverse effect on the Company’s business, financial condition, results of operations or prospects, nor is it expected to result in any change in the products and services that the Bank currently offers to its customers.  Subsequent to such decertification, the Company will continue to be regulated by the Federal Reserve as a bank holding company.

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

Index

Financial Reform Legislation

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act significantly alters the current bank regulatory structure and affects the lending, investment, trading, and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act includes the provisions that, among other things:

•
Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and, for large financial institutions, enforcing compliance with federal consumer financial laws.  Banks with $10 billion or less in assets will continue to be examined by their applicable bank regulators.

•	Weaken the federal preemption available for national banks and give state attorneys general the ability to enforce applicable federal consumer protection laws.

•
Require the Comptroller to seek to make its capital requirements for national banks, such as the Bank, countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

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

•
Expand limitations on insider transactions through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions.

•
Restrict certain asset sales to and from an insider to an insured depository institution unless the transaction is on market terms and, if the amount involved in the transaction represents more than 10% of the capital of the insured depository institution, the transaction is approved in advance by the disinterested directors

Index

Some of these provisions may have the consequence of increasing the Company’s expenses, decreasing its revenues and changing the activities in which the Company engages.  The environment in which banking organizations will now operate, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the profitability of banking organizations that cannot now be foreseen even at this stage of the Dodd-Frank Act’s implementation.  Provisions in the legislation that revoke the Tier I capital treatment of trust preferred securities do not apply to the Company’s trust preferred securities because of the Company’s size.  The specific impact of the Dodd-Frank Act on the Company’s financial performance and the markets in which it operates depends on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments.  Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry in general.

Further Changes in Regulatory Requirements

The United States Congress and the Mississippi legislature have periodically considered and adopted legislation that has adversely affected the profitability of the banking industry.  Future legislation could further modify or eliminate geographic and other business restrictions on banks and bank holding companies and current prohibitions affecting other financial institutions, including mutual funds, securities brokerage firms, insurance companies, banks from other states and investment banking firms.  In addition, the United States in general, and the financial services industry in particular, continues to recover from the economic downturn in 2008 and 2009.  In response to this downturn, numerous significant legislative and regulatory changes have been proposed.  The Company cannot accurately predict the ultimate outcome of such proposals or the effects of any new legislation or regulations on the business of the Company or the Bank.

Restrictions on Dividends

The Company is a legal entity separate and distinct from the Bank, and substantially all of the Company’s revenues result from amounts paid by the Bank, as dividends, to the Company.  The payment of dividends by the Bank is, of course, dependent upon its earnings and financial condition.  The Bank, however, as a national bank, is also subject to legal limitations applicable to all national banks on the amount of its earnings that it may pay as dividends.  Under federal law, the directors of a national bank, after making proper deduction for all expenses and other deductions required by the Comptroller, may credit net profits to the Bank’s undivided profits account and may declare a dividend from that account of so much of the net profits as they judge expedient.  The Comptroller and the Federal Reserve have each indicated that banking organizations should generally pay dividends only out of current operating earnings.

In addition to these general restrictions, the Formal Agreement imposes additional restrictions on the Bank’s ability to pay a dividend.  As noted above, the Formal Agreement requires the Bank to adopt, with the Comptroller’s prior approval, a capital plan by May 21, 2012, which must address, among other things, the Bank’s plans for the maintenance of adequate capital, projections for growth and capital requirements and projections for the sources and timing of additional capital to satisfy the Bank’s capital needs.  Management of the Bank is currently in the process of preparing the capital plan for the review and approval of both the Bank’s newly-formed Compliance Committee and the full Board of Directors and its subsequent submission to the Comptroller.  Although management does not currently foresee any impediment to the Bank’s adopting the capital plan within the required timeframe, the capital plan must be approved by the Comptroller; the Bank cannot provide any assurances as to the date by which the Comptroller will approve the capital plan.  The Bank may only pay a dividend if it is in compliance, and would remain in compliance after payment of the dividend, with this capital plan.  Additionally, the Bank must obtain prior written non-objection from the Assistant Deputy Comptroller before the Bank can declare a dividend.

Index

Finally, in connection with the Company’s acquisition of Natchez First Federal in 1993, the Bank assumed a liquidation account of approximately $2.8 million which has the effect of prohibiting the payment of dividends if the Bank’s net worth would thereby be reduced below $2.8 million.

Corporate Governance

The Sarbanes-Oxley Act of 2002 (the “Sarbanes Act”) requires publicly traded companies to adhere to several directives designed to prevent corporate misconduct.  Additional duties have been placed on officers, directors, auditors and attorneys of public companies.  The Sarbanes Act requires certifications regarding financial statement accuracy and internal control adequacy by the chief executive officer and chief financial officer of the Company in periodic and annual reports filed with the SEC.  The Sarbanes Act also accelerates insider reporting obligations under Section 16 of the Securities Exchange Act of 1934, as amended, restricts certain executive officer and director transactions, imposes new obligations on corporate audit committees and provides for enhanced review by the SEC.

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

Item 2.     Properties.

The Company has its principal offices in its headquarters building at 500 Main Street, Natchez, Adams County, Mississippi 39120, which is owned and occupied by the Bank.  The Bank owns the property for five of its branches and leases the property for the remaining two branches.  The Company leases office space for a loan production office. The Bank also owns a vacant lot in Vidalia, Louisiana that was purchased in May 2004 for future branch expansion.  In the judgment of management, the facilities of the Company and the Bank are generally suitable, adequately insured and provide for the continuing needs of the Company and the Bank.  All branches are full service.

Index

The list below describes the locations and general character of the properties owned and leased by the Company and the Bank:

Location	Own/Lease	Use	Approximate Office Space (square feet)
Natchez
500 Main Street Natchez, Mississippi 39120	Owned	Main Office	33,790

411 Highway 61 N. Natchez, Mississippi 39120	Owned	Branch Office	1,671

55A Sgt. Prentiss Drive Natchez, Mississippi 39120	Owned	Branch Office	10,720

Vicksburg
2059 Highway 61 N. Vicksburg, Mississippi 39183	Owned	Branch Office	3,050

2150 S. Frontage Road Vicksburg, Mississippi 39180	Owned	Branch Office	4,570

Baton Rouge
8810 Bluebonnet Suites A & B Baton Rouge, Louisiana 70810	Lease	Branch Office	5,112

4703 Bluebonnet Blvd Baton Rouge, Louisiana	Owned	Branch Office	4,080

7415 Corporate Blvd Suite 935 Building H Baton Rouge, Louisiana 70809	Lease	Branch Office	1,256

13440 Magnolia Square Drive, Suite A Central, Louisiana 70818	Lease	Loan Production Office	1,224

The lease for the Company’s branch located at 8810 Bluebonnet Boulevard, in Baton Rouge, Louisiana, is for a ten-year period, which began October 1, 2003.  The lease at the branch located at 7415 Corporate Boulevard, in Baton Rouge, Louisiana, is for a five-year period, which began October 1, 2009.  The Company has the right to terminate the latter lease at the end of the 36th month by providing the landlord 6 months’ prior written notice. Currently, there are no plans to terminate this lease.  The Company relocated its loan production office in Central, Louisiana, effective as of January 3, 2012.  The lease for this new location at 13440 Magnolia Square Drive, Suite A is for a six-year period.  The Company has an option to renew this lease for an additional 3-year term.

Item 3.     Legal Proceedings.

The Company and the Bank are currently not involved in any material pending legal proceedings, and no material legal proceedings were terminated in the fourth quarter of 2011.

Index

Item 4.     Mine Safety Disclosures.

Not applicable.
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

	Dividends Per Share	High	Low
2011
4th Quarter	$-	$7.94	$5.55
3rd Quarter	.18	13.97	5.93
2nd Quarter	.18	14.50	12.02
1st Quarter	.18	15.49	11.26

	Dividends Per Share	High	Low
2010
4th Quarter	$.18	$13.00	$10.53
3rd Quarter	.18	12.00	10.03
2nd Quarter	.18	14.48	11.00
1st Quarter	.18	13.50	11.40

On March 12, 2012, there were 457 shareholders of record of the Company’s common stock, and the price of the Company’s common stock was $8.55.

Historically, the Company has declared dividends on a quarterly basis. Funds for the payment of cash dividends are obtained from dividends received by the Company from the Bank.  Accordingly, the declaration and payment of cash dividends by the Company depends upon the Bank’s earnings, financial condition, general economic conditions, compliance with regulatory requirements and other factors.

The Board of Directors of the Company suspended the Company’s quarterly cash dividend for the 4th quarter of 2011 and the foreseeable future in light of market conditions, the results of its operations and the results of the Bank’s most recent regulatory exam (which is discussed below).  Upon improvement in the credit quality of and a reduction of the high level of credit risk in the Bank’s loan portfolio, a corresponding improvement of re-investment opportunities of cash flows from both the loan portfolio and its securities investment portfolio and the adoption, implementation and adherence by the Bank to a written three-year capital program, approved in advance by the Comptroller, the Board of Directors of the Bank will consider the resumption of dividends, subject to compliance with such three-year capital program, which will be a condition to the resumption of dividend payments.  Additionally, the Bank must obtain the prior written non-objection from the Assistant Deputy Comptroller before the Bank will be allowed to pay dividends to the Company.  Once the Bank resumes the payment of dividends to the Company, the Board of Directors of the Company intends to resume the payment of dividends to the Company’s shareholders.  There are also restrictions on the Bank’s ability to transfer funds to the Company in the form of cash dividends under federal and state law and regulations pursuant to the Formal Agreement.  See Note M, “Regulatory Matters”, in the Notes to the Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, for a discussion of these restrictions.

Index

Please refer to the information under “Equity Compensation Plan Information” in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for a discussion of the securities authorized for issuance under the Company’s equity compensation plans.

The Company did not repurchase any equity securities during the 4th quarter of 2011.  No options were exercised in 2011.

Item 6.     Selected Financial Data.

No disclosure is required hereunder as the Company is a “smaller reporting company,” as defined in Item 10(f) of Regulation S-K.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion presents a review of the major factors that have affected the financial condition, changes in financial condition and results of operations of the Company and its subsidiaries, principally the Bank, as of and for the years ended December 31, 2011 and December 31, 2010.

Summary

In 2011, the Company reported net income of $394 thousand, or $.18 per basic and diluted share, compared to net income of $1.9 million, or $.90 per basic and diluted share, reported at December 31, 2010.  Returns on average assets and equity for the year ended December 31, 2011, were .11% and 1.00%, respectively, compared to .51% and 4.76%, respectively, for same period in 2010. Prior to giving effect to the tax benefit, returns on average assets and equity for the year ended December 31, 2011, were (.02%) and (.21%), respectively.

During 2011, and predominantly in the last half of the year, the Company’s overall asset quality continued to deteriorate due mainly to the ongoing effects of the economic downturn affecting the United States as a whole and the local markets in which the Company operates, particularly the Baton Rouge, Louisiana, market, coupled with our underwriting practices in the Baton Rouge, market.  In addition to the decline in loan demand, the Company transferred $6.8 million in loans to non-accrual during the year, other real estate increased $398 thousand to $3.7 million as net charge-offs decreased by only $309 thousand.  The Company increased the allowance for loan and lease losses by $1.9 million to $4.3 million in an effort to provide for the increased level of non-performing assets in 2011.  The Company continues to attempt to resolve these issues quickly through foreclosure and sale of collateral.  In accordance with the Formal Agreement and the Company’s existing policies, management is in the process of reviewing areas of credit and risk analysis to ensure that its credit administration and loan underwriting processes are improved and focused on the creditworthiness of new and existing borrowers.

Index

Formal Agreement and IMCRs

As described in detail under the heading “General—Formal Agreement” and “—Individual Minimum Capital Ratios” in Item 1, Business, above, as a result of the Comptroller’s Report of Examination of the Bank as of July 6, 2011, on February 21, 2012, the Board of Directors of the Bank entered into the Formal Agreement with the Comptroller.  In addition, the Comptroller established higher individual minimum capital ratios (the “IMCRs”) for the Bank, effective as of February 21, 2012.  Please refer to the above-referenced section of Item 1, Business, for more specific information regarding the Formal Agreement and the IMCRs, including the status of the Bank’s efforts to implement the provisions of the Formal Agreement.  It is unclear at this time what effects, if any, the restrictions imposed on the Bank under the Formal Agreement or the elevated capital requirements necessary to comply with the IMCRs will have on the Company’s and the Bank’s financial condition and results of operations.

Financial Condition

Assets

Total assets decreased $9.3 million to $366.1 million at December 31, 2011, as compared to total assets of $375.4 million at December 31, 2010.  The change is due primarily to decreases in total investment securities of $19.9 million, a drop in net loans of $31.5 million, an increase in cash and due from banks of $42.8 million and an increase in other real estate of $398 thousand.    The decrease in investment securities is due to a lack of attractive re-investment opportunities during the year; instead, liquidity from the securities portfolio was used to repay debt.  The decline in loans is mainly due to the continued depressed economic conditions affecting the United States and the Company’s local markets, exacerbated by loan underwriting and monitoring practices in the Company’s Baton Rouge market (which practices are being revised in connection with the Formal Agreement).

Average Earning Assets.  Interest income from earning assets represents the Company’s main source of revenue.  Average earning assets for the year ended December 31, 2011, totaled $355.6 million, a $1.5 million decline from the $357.1 million at December 31, 2010. Income from earning assets decreased over $3 million which is the result of the shift mentioned above from longer term, higher yielding assets to shorter term, lower yielding assets.  In 2011, loans comprised 56% of average earning assets compared to 62% in 2010, while investments decreased to 35% of average earning assets in 2011 from 38% in 2010.  The balance, which was held in short-term funds, increased $30.0 million.

Investment Securities.   The Company’s securities at December 31, 2011, consist primarily of mortgage-backed securities, municipal investments and equity securities.  Securities deemed to be held-to-maturity (“HTM”) are accounted for by the amortized cost method and represented approximately 22% of total securities at December 31, 2011.  Securities designated as available-for-sale (“AFS”) are accounted for at fair value with valuation adjustments recorded in the equity section of the Company’s balance sheet through other comprehensive income/(loss).  AFS securities comprised approximately 77% of total investment securities at December 31, 2011.  Equity securities accounted for the remaining 1%.  There were no securities categorized as trading at December 31, 2011.  The Company classifies its security purchases at acquisition.

The $19.9 million decrease in investment securities was a result of the sustained lower interest rate environment during 2011, which made profitable reinvestment of cash flows back into the market difficult.  Instead, cash flows were primarily used to repay short-term debt and build cash.

Index

Equity securities at December 31, 2011, are comprised primarily of Federal Reserve Bank stock of $522 thousand, Federal Home Loan Bank (“FHLB”) stock of $813 thousand, the Company’s $155 thousand interest in its B&K Bank Statutory Trust and the Enterprise Corporation of the Delta Investments, LLC membership interests of $100 thousand.  These securities decreased $198 thousand to $1.6 million in 2011, primarily due to the redemption of FHLB stock as borrowing throughout the year declined.

The amortized cost of the Bank’s investment securities at December 31, 2011, 2010 and 2009, is summarized below:

	12/31/11	12/31/10	12/31/09
Obligations of U.S. Government Agencies and Corporations, including mortgage-backed securities	$85,481,233	$94,897,993	$99,111,627
Obligations of State and Political Subdivisions	29,456,034	39,113,738	40,600,366
Equity Securities	1,637,200	1,835,200	3,262,100
Total	$116,574,467	$135,846,931	$142,974,093

The amortized cost and approximate market value of the Company’s investment debt securities (including mortgage-backed securities) at December 31, 2011, by contractual maturity, is set forth in Note B, “Investment Securities,” in the Notes to the Consolidated Financial Statements of the Company, in Item 8, Financial Statements and Supplementary Data.

Loans.  Loans represent the Company’s largest source of revenue.  Total loans at December 31, 2011, of $187.1 million represent a decrease of $29.6 million compared to $216.6 million at December 31, 2010.  Most of the decrease, approximately $20 million, came from the Company’s Baton Rouge, Louisiana, market.  In 2012, the Company expects minimal loan growth in all of its markets.

Although the Company generally sells all of its 1-4 family residential loans, this portfolio has declined or remained relatively the same over the last few years.  From time-to-time, the Company, as part of its asset liability analysis, will periodically hold short-term residential loans in an effort to lessen the decline of its total loan portfolio and thus generate additional interest income.  Total residential loans originated and sold during 2011 were $42.4 million, a slight decrease from $46.4 million in 2010.  The decrease in mortgage originations is due primarily to the economy and the loss of two mortgage originators early in 2011 that were not replaced until the 4th quarter of 2011.  Loans held for sale decreased $3.2 million to $2.9 million at December 31, 2011, compared to $6.1 million at December 31, 2010, as the speed in investor payoffs accelerated.  Management expects total originations and fee income generated in 2012 to equal or surpass the results in 2011.

The composition of the Bank’s loan portfolio, including loans held for sale, at the end of the last five years is presented below.  The Company has no foreign loan activities.  “Real estate-other” below primarily includes mortgage lending for non-residential properties.

	12/31/11	12/31/10	12/31/09	12/31/08	12/31/07
Commercial, financial and agricultural	$22,366,000	$24,661,000	$25,606,000	$25,128,000	$25,884,000
Real estate-construction	25,299,000	29,074,000	31,341,000	30,910,000	45,097,000
Real estate-residential	56,695,000	68,030,000	67,213,000	74,923,000	72,438,000
Real Estate-other	78,689,000	90,423,000	95,511,000	88,341,000	72,123,000
Installment	3,912,000	4,204,000	4,806,000	6,038,000	7,550,000
Other	96,000	247,000	124,000	171,000	261,000
Total loans	$187,057,000	$216,639,000	$224,601,000	$225,511,000	$223,353,000

Index

The Company’s loan portfolio at December 31, 2011, had no significant concentrations of loans other than in the categories presented in the table above.

The following table sets forth as of December 31, 2011, (1) the periods in which the Bank’s commercial, financial and agricultural loans and its real estate-construction loans mature or reprice and (2) the total amount of all such loans due after one year having (a) predetermined interest rates and (b) floating or adjustable interest rates.  Loan maturities are based upon contract terms and specific maturity dates.  Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory.  Demand loans, loans with no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	Due in one year or less	Due after one year through five years	Due after five years	Total
Commercial, financial and agricultural	$14,033,000	$8,142,000	$191,000	$22,366,000
Real estate-construction	21,652,000	3,447,000	200,000	25,299,000
Total	$35,685,000	$11,589,000	$391,000	$47,665,000

Predetermined interest rates		$11,589,000	$391,000

Floating or adjustable interest rates		$-	$-

Asset Quality

Management continually monitors the diversification of the loan portfolio and assesses loan quality.  When the assessment of an individual loan relationship indicates that the borrower has a defined weakness in the ability to repay and the collection of all outstanding principal and/or interest is in doubt, the debt is placed on non-accrual.  By placing loans on non-accrual the Company recognizes a problem credit, discontinues the accrual of interest that is likely uncollectible (unless the net realizable value of any collateral securing the loan is sufficient to cover its principal balance and accrued interest), and adjusts the carried loan balance to reflect the collection amount expected.  In addition, all previously accrued and uncollected interest for the year is reversed against interest income.  A non-accrual loan may be restored to accrual status when it is no longer delinquent and management no longer doubts the collectability of interest and principal.

The Comptroller’s Report of Examination highlighted certain deficiencies in the Company’s policies and procedures for monitoring the loan portfolio and assessing asset quality.  Among other things, the Comptroller found that: (1) cash flow analysis to determine a borrower’s ability to repay was not performed consistently, (2) the Company did not perform necessary post-funding analysis on large or complex credits, and (3) credit and collateral exceptions were too high, with insufficient processes to reduce these exceptions.  In the Formal Agreement, the Bank committed to addressing these and other deficiencies noted in the Report of Examination.  In management’s opinion, the Bank has made measurable progress in rectifying the issues noted in the Report of Examination, and management will continue to work with the Comptroller to meet its obligations under the Formal Agreement.

Several key measures are used to evaluate and monitor the Company’s asset quality.  These measures include the levels and percentages of total nonperforming assets, loan delinquencies, non-accrual loans, foreclosed assets and charge-offs.  The economic downturn affecting the United States, the related decline of economic activity in the Company’s markets and our underwriting practices in its Baton Rouge, Louisiana, market affected nonperforming assets in 2011.  Nonperforming assets, consisting of non-accrual loans, loans past due 90 days or more and other real estate owned, increased to $12.7 million at December 31, 2011, compared to $11.3 million at December 31, 2010.  As discussed below under “Allowance for Loan Losses,” one larger loan secured by multi-family residential property was a major contributor to the increased level of nonperforming assets.

Index

Non-performing assets as a percent of average assets increased to 3.38% in 2011 compared to 3.00% in 2010.  Nonperforming loans as a percentage of total loans, net of unearned income and loans held for sale, increased to 4.88% at December 31, 2011, compared to 3.80% at December 31, 2010.  Net charge-offs as a percentage of average loans were relatively the same at 1.41% at December 31, 2011, compared to 1.42% at December 31, 2010.

A breakdown of nonperforming assets at the end of each of the last five years is presented below:

(Dollars in thousands)	12/31/11	12/31/10	12/31/09	12/31/08	12/31/07
Non-accrual loans by type
Real estate	$8,160	$7,122	$8,510	$3,364	$992
Installment	18	24	12	86	87
Commercial and all other loans	-	364	187	118	223
Total non-accrual loans	8,178	7,510	8,709	3,568	1,302
Troubled debt restructurings-Performing	615	-	-	-	-
Total Impaired loans	8,793	7,510	8,709	3,568	1,302
Loans past due 90 days or more	199	484	1,004	518	12
Total nonperforming loans	8,992	7,994	9,713	4,086	1,314
Other real estate owned (net)	3,701	3,303	815	919	747
Total nonperforming assets	$12,693	$11,297	$10,528	$5,005	$2,061
Nonperforming loans as a percent of loans, net of unearned interest and loans held for sale	4.88%	3.80%	4.34%	1.81%	.59%
Additional interest income foregone on non-accrual loans	$455	$373	$425	$191	$36

As of December 31, 2011, the table above reflects all loans that the Company had serious doubts as to the ability of the borrower to comply with current repayment terms.  For the year ended December 31, 2011, if non-accrual loans and troubled debt restructurings had been current in accordance with their respective terms, interest in the amount of approximately $455 thousand would have accrued on such loans.  Approximately $35 thousand in interest income on non-accrual loans was recognized on a cash basis for 2011, while approximately $17 thousand was included in interest income on loans considered troubled debt restructurings that were still accruing.  Finally, the Company does not hold any other interest-bearing assets that, if the assets were loans, would be included in the table above.

Even as intensified efforts on problem credits during 2011 have increased, charge-offs have declined since the previous year-end.  Management expects the economic environment in the Company’s three markets to remain sluggish in 2012, as the timing of recovery in the national and particularly the local markets is unknown.  Management believes that the enhanced loan monitoring procedures being implemented in connection with the Formal Agreement will bolster the Company’s ability to anticipate potential problems in the loan portfolio and take appropriate action.  Nevertheless, loan classification is an on-going, dynamic process, and the migration of loans into an impaired status cannot be predicted with total accuracy, especially in light of the current economic climate in the United States.

Index

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

For portfolio balances of consumer, consumer mortgage and certain other similar loan types, allowance factors are determined based on historical loss ratios by portfolio and may be adjusted by other qualitative criteria. For larger commercial and commercial real estate secured loans, risk-rating grades are assigned by lending, credit administration or loan review personnel, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. The allowance factors are established based on historical loss ratios experienced by the Company for these loan types, as well as the credit quality criteria underlying each grade, adjusted for trends and expectations about losses inherent in our existing portfolios. In making these adjustments to the allowance factors, management takes into consideration factors which it believes are causing, or likely to cause, losses within our loan portfolio but which may not be fully reflected in our historical loss ratios.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan-by-loan basis for problem loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  For real estate collateral, the fair market value of the collateral is based upon a recent appraisal by a qualified and licensed appraiser of the underlying collateral.  The process by which management determines the appropriate level of the allowance and the corresponding provision for probable credit losses involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates.

The Company allowance for loan losses increased $1.9 million to $4.3 million at December 31, 2011, compared to $2.4 million at December 31, 2010.  The higher amount in 2011 was primarily due to increased problem assets (including those identified in connection with the Comptroller’s Report of Examination) including a $4.2 million multi-family loan that was placed on non-accrual in the 3rd quarter of 2011.  At December 31, 2011, management believes the allowance for loan losses of $4.3 million is adequate, under prevailing economic conditions, to absorb probable losses on existing loans.  The allowance includes an allocation of approximately $2.4 million on total impaired loans of $8.8 million.

Index

Activity in the allowance for loan losses for the last five years is presented below.

(Dollars in thousands)	12/31/11	12/31/10	12/31/09	12/31/08	12/31/07

Balance at beginning of year	$2,420	$3,879	$2,398	$2,431	$2,344
Charge-offs:
Commercial, financial & agricultural	(682)	(523)	(140)	(541)	(87)
Real Estate-construction	(143)	(1,630)	(276)	(166)	(25)
Real Estate-residential	(1,514)	(165)	(138)	(410)	(257)
Real Estate-other	(1,173)	(867)	(1,456)	(7)	(2)
Installment and other	(20)	(24)	(60)	(39)	(136)
Recoveries:
Commercial, financial & agricultural	154	48	25	190	110
Real Estate-construction	375	6	10	6	-
Real Estate-residential	84	17	89	83	5
Real Estate-other	91	-	-	34	-
Installment and other	4	4	7	87	39
Net (charge-offs) / recoveries	(2,824)	(3,134)	(1,939)	(763)	(353)
Provision charged to operations	4,692	1,675	3,420	730	440
Balance at end of year	$4,288	$2,420	$3,879	$2,398	$2,431

Allowance for loan losses as a percent of loans, net of unearned interest and loans held for sale	2.33%	1.15%	1.73%	1.06%	1.09%
Net charge-offs as a percent of average loans	1.41%	1.42%	.87%	.34%	.15%

In establishing the amounts of provision for each year charged to operating expense, management uses the basic methodologies described above.  The allocation of the allowance for loan losses applicable to each loan category for the previous five years is presented below.

	Amounts as of December 31,
	2011	2010	2009	2008	2007
Commercial, financial and agricultural	$293	$377	$631	$536	$473
Real estate-construction	326	233	1,264	241	265
Real estate-residential	1,952	459	301	225	353
Real Estate-other	1,262	1,284	1,212	842	735
Installment	29	27	161	247	335
Other	426	40	310	307	270
Total loans	$4,288	$2,420	$3,879	$2,398	$2,431

Index

	Percent of loans in each category to total loans
	2011	2010	2009	2008	2007
Commercial, financial and agricultural	11.96%	11.38%	11.40%	11.14%	11.59%
Real estate-construction	13.52	13.42	13.97	13.71	20.19
Real estate-residential	30.31	31.40	29.93	33.22	32.43
Real Estate-other	42.07	41.74	42.51	39.17	32.29
Installment	2.09	1.94	2.14	2.68	3.38
Other	.05	.12	.05	.08	.12
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

In the fourth quarter of 2009, the Company hired a certified real estate appraiser to oversee the internal appraisal review process.  Also, effective January 1, 2010, the Company adopted a new policy that governs the ordering, scope, independence and review of real estate appraisals used in the lending function which is designed to reduce the Company’s risks in real estate secured loans.

The Comptroller’s Report of Examination noted that the appraisal policy did not state clearly enough when new appraisals were required and did not provide enough detail regarding requirements for appraisals.  As required under the Formal Agreement, management is in the process of updating its appraisal policy and procedures to contain the required details and is obtaining supporting documentation for appraisals and ordering updated appraisals as necessary.

In foreclosure situations, the Bank obtains independent appraisals.  The Bank transfers most of its foreclosed properties to Other Real Estate Owned (“OREO”) at the fair value less sales commission and related marketing costs.  Any remaining balance of the impaired loan is charged to the allowance for loan losses.  Although there have been instances in which the Bank has recorded foreclosed properties at less than fair value net of costs to sell, the Bank has determined that, as of December 31, 2011, such additional discounts to foreclosed properties’ value totaled less than $50 thousand in the aggregate.  However, as required by the Formal Agreement, the Bank will update its OREO policy to address appropriate accounting and operating procedures to adhere to the specific rules governing the carrying value of OREO.

Index

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

Other Real Estate

The balance of other real estate (ORE) increased $398 thousand to $3.7 million in 2011 from $3.3 million in 2010.  Activity during 2011, set forth below, includes new foreclosures of $1.5 million offset by losses on the sale of property of $24 thousand, write-downs/reserves of $244 thousand and proceeds from sales of $840 thousand.

Balance at December 31, 2010		$3,303
Write-downs/Reserves, net	(244)
Proceeds from sales, net of gains and losses	(840)
Gains/(losses) on sales of ORE	(24)
Foreclosures	1,506	398
Balance at December 31, 2011		$3,701

Funding

Deposits.  Deposits are the Company’s primary source of funding for earning assets.  Total deposits increased to $263.1 million at December 31, 2011, compared to $258.5 million at December 31, 2010.  Non-interest bearing deposits increased to $53.1 million at December 31, 2011 compared to $45.6 million at December 31, 2010.  Deposits at December 31, 2011 and 2010, consist of the following:

	12/31/11	12/31/10

Non-interest bearing demand deposits	$53,097,241	$45,634,123
NOW accounts	71,282,519	66,650,551
Money market deposit accounts	36,943,902	36,140,259
Savings accounts	19,708,682	19,098,254
Certificates of deposit	82,025,200	91,019,343
	$263,057,544	$258,542,530

Index

The increase in deposits in 2011 was primarily due to increases in non-interest bearing deposits and NOW accounts, along with smaller increases in other non-maturity deposits.  These deposit increases were offset by declines in certificate of deposits because as predicted depositors held their deposits in short-term instruments in this period of lower interest rates.

The Company maintains wholesale deposit funding sources to provide additional liquidity if necessary.  The Company belongs to a network that allows access to national deposits and has the ability to gather these deposits as needed.  It also is a member of the Certificate of Deposit Account Registry Service (“CDARS”), a deposit placement network.  Deposits in the CDARS program are federally insured and are considered brokered.  Because of the brokered classification, the Company considers these deposits as non-core; however, they have remained relatively stable over the past several years ending December 31, 2011, at $17.3 million compared to $11.8 million at December 31, 2010.  The increase is due to a new CDARS instrument called Insured Cash Sweeps.  This allows the customer to deposit funds that have the same FDIC protection as the term deposits but with the capability to withdraw funds with similar characteristics as a money market deposit.

Maturities of certificates of deposits of $100,000 or more at December 31, 2011, and 2010, are summarized below.

	12/31/11	12/31/10
Time remaining until maturity:
Three months or less	$15,624,118	$8,916,552
Over three through six months	10,778,293	11,371,781
Over six through twelve months	14,520,058	16,876,882
Over twelve months	5,523,277	3,784,489
	$46,445,749	$40,949,704

Other time deposits of $100,000 or more, including savings and money market demand accounts, at December 31, 2011, were $26,170,000.  The time remaining until maturity for these deposits was three months or less.

Borrowings.   In addition to the deposit base described above, the Company utilizes short- and long-term borrowings as an additional funding source.  Short-term borrowings include overnight funding through established lines of credit with correspondent banks, customer repurchase agreements and overnight and other term advances from the FHLB.  The Company collateralizes short-term funding from the FHLB with a portion of the Bank’s one-to-four family residential mortgage portfolio, certain secured commercial loans and certain investment securities in accordance with the Advance Security and Collateral Agreement with the FHLB.

Also included in short-term borrowings are the Company’s junior subordinated debentures. See Note H, “Borrowings,” in the Notes to the Consolidated Financial Statements of the Company, in Item 8, Financial Statements and Supplementary Data.  The Company has the right to call these debentures on a quarterly basis.  They are included in short-term borrowings at December 31, 2011 and December 31, 2010.    Total short-term borrowings at December 31, 2011, 2010 and 2009 are presented below:

Index

	2011	2010	2009
Year-end balance	$35,485,000	$24,823,000	$50,234,000
Maximum month-end balance	35,485,000	49,941,000	69,490,000
Year to date average balance	18,044,000	28,023,000	58,761,000
Weighted average rate	2.08%	1.23%	.90%

The information regarding our short-term FHLB borrowings for 2011, 2010 and 2009, is presented below:

	2011	2010	2009
Year-end balance	$2,000,000	$8,457,000	$32,018,000
Maximum month-end balance	2,000,000	33,856,000	55,680,000
Year to date average balance	1,342,000	10,916,000	42,596,000
Weighted average rate	2.65%	.16%	.37%

At December 31, 2011, $20 million of the total $40 million in Structured Agreements with JPMorgan Chase Bank, N.A. was categorized as short-term borrowing since the agreements will mature on November 13, 2012.  The information regarding these short-term borrowings for 2011, is presented below:

2011
Year-end balance	$20,000,000
Maximum month-end balance	20,000,000
Year to date average balance	1,667,000
Weighted average rate	4.71%

Long-term borrowings at December 31, 2011 of $27 million consisted of Structured Repurchase Agreements of $20 million in the aggregate with JPMorgan Chase Bank, N.A. and an additional $7 million in 5-year term advances from the FHLB with maturities between May 27, 2014, and October 6, 2014.  These longer-term borrowings were completed in an effort to further protect against rising rates.  See Note L, “Securities Sold Under Repurchase Agreements” in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, for further information on the Company’s Structured Repurchase Agreements.

Average Balances and Yield Analysis

The following table presents the Bank’s average balance sheets during 2011, 2010 and 2009.  Dividing income or expense by the average balance of assets or liabilities, as applicable, derives yields and costs.  Average non-accrual loans of $9.5 million, $7.4 million and $5.8 million at December 31, 2011, 2010 and 2009, respectively, are included in loans for yield computations.  Loan fees and late charges in the amount of approximately $482 thousand for 2011, $494 thousand for 2010 and $680 thousand for 2009 are included in both income and yield computations in loans.  Income and expense resulting from interest rate caps and swaps used to manage interest rate risk are included appropriately in loans and certificates of deposit.  No tax-equivalent adjustments have been made.  All averages are derived from monthly average balances.

Index

Britton & Koontz Capital Corporation
Average Balances Report
Twelve Months Ended December 31,

	2011			2010			2009
			Average			Average			Average
	Average	Income/	%	Average	Income/	%	Average	Income/	%
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
ASSETS
Loans	$200,236	$11,518	5.75%	$220,272	$12,849	5.83%	$223,802	$13,296	5.94%
Investment securities:
U.S. Government Sponsored Agencies	17,291	225	1.30%	15,968	307	1.92%	-	-	0.00%
Mortgage Backed Securities	71,663	2,432	3.39%	78,206	3,853	4.93%	114,817	5,835	5.08%
State & municipal-non taxable	33,387	1,394	4.18%	38,947	1,664	4.27%	39,508	1,737	4.40%
State & municipal-taxable	951	57	6.00%	949	57	6.00%	947	57	6.00%
Other	1,467	35	2.42%	2,075	40	1.91%	4,064	51	1.25%
Total investment securities	124,759	4,144	3.32%	136,145	5,920	4.35%	159,336	7,679	4.82%
Interest bearing bank balances	30,571	64	0.21%	558	4	0.69%	1,150	4	0.34%
Federal funds sold	46	0	0.22%	76	1	0.66%	268	1	0.19%
Total earning assets	355,612	15,726	4.42%	357,051	18,773	5.26%	384,556	20,980	5.46%
Allowance for loan losses	(4,045)			(2,848)			(2,799)
Cash & due from banks, non-interest bearing	8,512			5,979			5,899
Bank premises & equipment	7,382			7,784			7,405
Cash Value Life Insurance and other	1,167			1,124			1,080
Other assets	6,855			7,105			4,985
TOTAL ASSETS	$375,483			$376,195			$401,126

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits:
Savings	$19,949	$47	0.23%	$18,728	$106	0.56%	$18,129	$128	0.71%
Interest bearing checking	75,065	894	1.19%	66,839	1,391	2.08%	56,828	977	1.72%
Money rate savings	35,692	228	0.64%	34,097	398	1.17%	32,084	471	1.47%
Certificates of deposit and other time deposits	86,293	987	1.14%	91,615	1,359	1.48%	100,800	2,305	2.29%
Total interest bearing deposits	216,999	2,156	0.99%	211,279	3,254	1.54%	207,841	3,881	1.87%
Short term borrowed funds	18,044	376	2.08%	28,023	346	1.23%	58,761	529	0.90%
Long term debt	46,104	1,863	4.04%	49,000	2,105	4.30%	44,368	2,050	4.62%
Total interest bearing liabilities	281,147	4,395	1.56%	288,302	5,705	1.98%	310,970	6,460	2.08%
Non-interest bearing deposits	53,206			43,805			44,253
Other liabilities	1,811			3,910			5,456
Shareholders' equity	39,319			40,178			40,448
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$375,483	$4,395		$376,195	$5,705		$401,126	$6,460
Interest income and rate earned		$15,726	4.42%		$18,773	5.26%		$20,980	5.46%
Interest expense and rate paid		4,395	1.56%		5,705	1.98%		6,460	2.08%
Interest rate spread			2.86%			3.28%			3.38%
NET INTEREST INCOME & NET YIELD ON AVERAGE EARNING ASSETS		$11,331	3.19%		$13,068	3.66%		$14,520	3.78%

Capital

The Company’s capital base remains strong at $38.8 million as of December 31, 2011, compared to $39.9 million at December 31, 2010.  The change in stockholders’ equity from 2011 to 2010 is primarily due to net income of $394 thousand in 2011 offset by a decrease of accumulated other comprehensive income of $400 thousand and by dividend payments totaling $1.2 million.

Index

Other comprehensive income is the result of unrealized gains or losses on AFS securities.  The Company’s AFS portfolio, representing approximately 77% of total investment securities, is marked to market each month, and the result of these unrealized gains or losses, net of deferred taxes, is reported as a component of comprehensive income in stockholders’ equity.  Stockholders’ equity to assets ratio at December 31, 2011, remained the same at 10.6% compared to December 31, 2010.

During 2010, the Company leased office space in Central, Louisiana, for the purpose of opening a loan production office.  The Company used this location until the 4th quarter of 2011 and at that time moved into a new office complex in the Central, Louisiana, market.  The new 1,224 square foot facility was occupied by the mortgage staff by the end of the year and will be used to originate residential mortgage loans for the secondary market.  There are no immediate plans to open a full service branch at this location.

Capital levels for the Company and the Bank exceeded the minimum quantitative requirements of the regulatory agencies for well-capitalized institutions in all three categories in both 2011 and 2010.  Both the Company and the Bank maintained levels in total capital to risk-weighted assets, Tier I capital to risk-weighted assets and a leverage ratio (Tier I capital to average assets) in excess of the minimum requirements of 10.00%, 6.00% and 5.00%, respectively, in effect as of December 31, 2011.  However, there are also qualitative factors established under federal regulation that can affect a depositary institution’s capitalization status notwithstanding its actual capital amounts and ratios.  As noted earlier, under the IMCRs, the Bank is now required to maintain a total risk-based capital to risk-weighted assets ratio of 12.00% and a Tier I capital to adjusted total assets ratio of 8.00%.

	December 31, 2011		December 31, 2010
	Company	Bank	Company	Bank
Risk-based capital:
Total	$44,878	$42,623	$45,092	$42,323
Tier I	42,083	39,831	42,672	39,903
Leverage	42,083	39,831	42,672	39,903
Assets:
Quarterly average assets (1)	365,756	365,142	368,728	365,969
Risk-weighted assets	222,040	221,791	252,696	252,463
Ratios:
Total risk-based capital	20.21%	19.22%	17.84%	16.76%
Tier I risk-based capital	18.95%	17.96%	16.89%	15.81%
Leverage	11.51%	10.91%	11.57%	10.90%

(1)	Excludes disallowed assets

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

Index

In addition to these general restrictions, the Formal Agreement imposes additional restrictions on the Bank’s ability to pay a dividend.  As noted previously, the Formal Agreement requires the Bank to adopt, with the Comptroller’s prior approval, a capital plan by May 21, 2012, which must address, among other things, the Bank’s plans for the maintenance of adequate capital, projections for growth and capital requirements and projections for the sources and timing of additional capital to satisfy the Bank’s capital needs.  Management of the Bank is currently in the process of preparing the capital plan for the review and approval of the Bank’s newly-formed Compliance Committee and the full Board of Directors and its subsequent submission to the Comptroller.  Although management does not currently foresee any impediment to the Bank’s adopting the capital plan within the required timeframe, the capital plan must be approved by the Comptroller; the Bank cannot provide any assurances as to the date by which the Comptroller will approve the capital plan.  The Bank may only pay a dividend if it is in compliance, and would remain in compliance after payment of the dividend, with this capital plan.  Additionally, the Bank must obtain prior written non-objection from the Assistant Deputy Comptroller before the Bank can declare a dividend.

Dividends for the last three fiscal years were $0.54, $0.72 and $0.72 per share for 2011, 2010 and 2009, respectively.  Payout ratios for each year are listed in the table below.

RESULTS OF OPERATIONS

The following are measurements of the Company’s earnings in relation to assets, equity and earnings per share for December 31, 2011, 2010 and 2009:

	2011	2010	2009

Return on average assets	.11%	.51%	.40%
Return on average equity	1.00%	4.76%	4.01%
Dividend payout ratio	292.96%	80.38%	94.30%
Average equity to average assets	10.47%	10.68%	10.08%
Net interest margin	3.19%	3.66%	3.78%
Basic income per share	$.18	$.90	$.76
Diluted income per share	$.18	$.90	$.76

The increase in the dividend payout ratio in 2011 as compared to 2010 and 2009 occurred because a dividend for the third quarter of 2011 had been declared prior to the determination that an additional provision for loan losses was required with respect to the third quarter.  This additional provision led to a reported loss for the third quarter.

Non-Interest Income/Non-Interest Expense

Non-interest income primarily includes service charges on deposit accounts, fees and gains on sales of mortgage loans originated and sold in the secondary market and other non-interest fee generating services.  The Company continues to seek to increase income in this category by broadening its financial services, including offering business Internet banking and commercial cash management services, such as remote deposit which allows Bank customers to make deposits electronically from their offices.

Non-interest income for the year ended December 31, 2011, was $5.8 million compared to $4.3 million in 2010.  The increase is primarily related to one-time gains of $2.2 million from the sale of securities, offset by lower gains on the sale of other real estate of $648 thousand.

Index

Non-interest expenses primarily include personnel, occupancy and equipment costs along with other operating expenses related to transacting the Company’s business.  Total non-interest expense of $12.5 million for the year ended December 31, 2011, decreased from $13.5 million for the year ended December 31, 2010.   Approximately $449 thousand of the annual decrease in non-interest expense is due to lower personnel costs along with a $69 thousand decrease in FDIC assessment charges due to industry changes in the assessment calculation, lower other real estate costs of $124 thousand and lower charges to expense of $318 thousand related to the provision for loan and late fees receivable.

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

Net interest income for the twelve months ended December 31, 2011, decreased 13% to $11.3 million compared to the same period in 2010.  The decrease is primarily due to the shift in longer-term, higher yielding loans and investment securities to cash.  Factors contributing to the shift were lower volumes and returns on investment securities due to the lower interest rate environment during 2011, which made profitable reinvestment of cash flows back into the market difficult, and continued weak loan demand in all markets.  In both cases, cash flow was either used to pay down short-term debt or build up deposits at the Federal Reserve Bank.  As a result of these changes, asset yields declined twice as fast as funding costs, negatively impacting net interest income.  For 2011 as compared to 2010, interest yield on earning assets fell .84% while interest cost on funding liabilities fell by only .42%.  For the quarterly comparative period, interest yield on earning assets fell 1.10%, while interest costs on funding liabilities fell by .47%.  Net interest margin declined 70 and 47 basis points to 2.97% and 3.19%, respectively, for the quarter and year ended December 31, 2011.  Net interest income is expected to improve if longer-term interest rates increase and the spread in the yield curve begins to widen.  Net interest margins for 2011 and 2010 were 3.19% (3.39% TEY) and 3.66% (3.90% TEY), respectively.

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

Index

	Volume/Rate Analysis
	2011 change from 2010			2010 change from 2009
	Total	Volume	Rate	Total	Volume	Rate
ASSETS	(dollars in thouands)

Loans	$(1,331)	$(1,156)	$(175)	$(447)	$(207)	$(240)
Investment securities:
U.S. GovernmentSponsored Agencies	(81)	24	(105)	307	307	-
Mortgage Backed Securities	(1,421)	(301)	(1,120)	(1,982)	(1,809)	(173)
State & municipal-non taxable	(270)	(233)	(37)	(73)	(25)	(48)
State & municipal-taxable	-	-	-	-	-	-
Other	(4)	(13)	9	(11)	(31)	20
Total investment securities	(1,776)	(523)	(1,253)	(1,759)	(1,558)	(201)
Interest bearing bank balances	61	65	(4)	(1)	(4)	3
Federal funds sold	-	-	-	-	-	-
Total earning assets	(3,046)	(1,614)	(1,432)	(2,207)	(1,769)	(438)

LIABILITIES
Interest bearing deposits:
Savings	$(59)	$6	$(65)	$(22)	$4	$(26)
Interest bearing checking	(497)	155	(652)	414	189	225
Money rate savings	(170)	18	(188)	(73)	28	(101)
Certificates of deposit and other time deposits	(372)	(75)	(297)	(946)	(195)	(751)
Total interest bearing deposits	(1,098)	104	(1,202)	(627)	26	(653)
Short term borrowed funds	30	(152)	182	(183)	(337)	154
Long term debt	(242)	(121)	(121)	55	205	(150)
Total interest bearing liabilities	(1,310)	(169)	(1,141)	(755)	(106)	(649)
Change in Interest Earning Assets	$(3,046)	$(1,614)	$(1,432)	$(2,207)	$(1,769)	$(438)
Change in Interest Bearing Liabilities	(1,310)	(169)	(1,141)	(755)	(106)	(649)
Change in Net Interest Income	$(1,736)	$(1,445)	$(291)	$(1,452)	$(1,663)	$211

Provision for Loan Losses

The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the risk of loss in the loan portfolio in light of current risk management strategies, economic conditions and market trends.  Net charge-offs decreased during 2011 to $2.8 million compared to $3.1 million at December 31, 2010.  The Company added $4.7 million as provision toward possible loan losses during 2011, which moved the allowance for loan losses to $4.3 million, compared to $2.4 million in 2010.  The higher amount in 2011 was primarily due to increased problem assets (including those identified in connection with the Comptroller’s Report of Examination) including a $4.2 million multi-family loan that was placed on non-accrual in the 3rd quarter of 2011.  Although management is working to resolve this loan with as little loss to the Company as possible, the process is ongoing, and it is impossible to predict at this time the ultimate resolution of this loan.

Index

Liquidity

Liquidity is a measure of the Company’s ability to fund loan commitments and meet deposit maturities and withdrawals in a timely and cost-effective manner. These needs can be met by generating profits, attracting new deposits, converting assets (including short-term investments, mortgage loans held for sale and securities available for sale) to cash through sales or securitizations, and increasing borrowings.  To minimize funding risks, management monitors liquidity monthly through reviews of basic surplus, which includes investment securities available for pledging or borrowing offset by short-term liabilities, along with projections of loan and deposits for the next 90 days.

Principal sources of liquidity, both short- and long-term, for the Company are asset cash flows, customer deposits and the ability to borrow against investment securities and loans.  The Company’s cash and cash equivalents increased from $5.8 million at December 31, 2010, to $48.6 million at December 31, 2011.  The higher amount of cash and cash equivalents at December 31, 2011, was due to shift of cash flows from investment securities and loans to Federal Reserve cash. At December 31, 2011, cash provided by operating and investing activities was $6.3 million and $44.5 million, respectively, while financing activities used $8.0 million.

The increase in the Company’s deposit base during 2011 contributed to the amount of funding available for possible loan commitments.  In addition to the Company’s deposit base, management believes that the current level of short-term investments, the projected cash flows from earning assets and securities available for sale are more than adequate to meet the Company’s current liquidity needs.  Additional sources of liquidity available to the Company include the ability to issue additional retail brokered certificates of deposit and the ability to sell or securitize a portion of the Company’s residential first mortgage portfolio.  The Company also has available federal funds lines and its membership in the FHLB to further augment liquidity by providing a readily accessible source of funds at competitive rates.

The Company accepts funds from various local and state governments. Total public deposits at December 31, 2011, were $38.0 million compared to $42.3 million at December 31, 2010.  These deposits, considered non-core, generally are accepted on a bid basis and tend to fluctuate from year to year.

In the ordinary course of business, the Company enters into commitments to extend credit to its customers.  See Note N, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, for a discussion of the Company’s commitments to extend credit as of December 31, 2011.

The Company’s liquidity and capital resources are substantially dependent on the ability of the Bank to transfer funds to the Company in the form of dividends, loans and advances.  Under federal law, the directors of a national bank, after making proper deduction for all expenses and other deductions required by the Comptroller, may credit net profits to the bank’s undivided profits account, and may declare a dividend from that account of so much of the net profits as they judge expedient.  The Comptroller and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings.  The Bank’s ability to pay dividends is also limited by prudence, statutory and regulatory guidelines, and a variety of other factors.

In addition to these general restrictions, the Formal Agreement imposes additional restrictions on the Bank’s ability to pay a dividend.  The Bank must adopt, with the Comptroller’s prior approval, a capital plan by May 21, 2012, and the Bank may only pay a dividend if it is in compliance, and would remain in compliance after payment of the dividend, with this capital plan.  Additionally, under the Formal Agreement the Bank must obtain prior written non-objection from the Assistant Deputy Comptroller before the Bank can declare a dividend.

Index

Finally, in connection with the acquisition of Natchez First Federal in 1993, the Bank assumed a liquidation account of approximately $2.8 million which has the effect of prohibiting the payment of dividends if the Bank’s net worth would thereby be reduced below the amount required for the liquidation account.  Management does not anticipate that this restriction will have a material adverse effect on the Bank’s ability to pay dividends to the Company.

Certain restrictions exist on the ability of the Bank to transfer such funds to the Company in the form of loans.  Federal Reserve regulations limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations.  At December 31, 2011, the maximum amount available for transfer from the Bank to the Company in the form of loans on a secured basis was $2.0 million.  There were no loans outstanding from the Bank to the Company at December 31, 2011.

The Company’s asset/liability committee (“ALCO”) determines an appropriate level of capital and liquidity adequate to respond to the needs of depositors and borrowers.  At December 31, 2011, the ALCO, in its report to the Board of Directors, indicated that it believes that the Company’s current level of liquidity is adequate to fund foreseeable asset growth and to meet unanticipated deposit fluctuations.

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

Item 8.  Financial Statements and Supplementary Data.

Index

BRITTON & KOONTZ CAPITAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

Index

CONTENTS

Audited Financial Statements:

Management’s Annual Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Income for the years ended December 31, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010

Notes to the Consolidated Financial Statements

Index

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

The Company’s management is responsible for establishing and maintaining for the Company adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and further described in interpretive guidance regarding management’s report on internal control over financial reporting issued by the Securities and Exchange Commission on June 27, 2007.  Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, management of the Company conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our assessment included an assessment of the design of the internal control system, a review of the documentation of controls and tests of the effectiveness of internal controls.  Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011, and meets the criteria described in Internal Control – Integrated Framework.

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

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Britton & Koontz Capital Corporation and Subsidiaries

We have audited the accompanying Consolidated Balance Sheets of Britton & Koontz Capital Corporation and Subsidiaries as of December 31, 2011 and 2010, and the related Consolidated Statements of Income, Changes in Stockholders’ Equity, and Cash Flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Britton & Koontz Capital Corporation and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

HANNIS T. BOURGEOIS, LLP
Baton Rouge, Louisiana
March 12, 2012

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

ASSETS

	2011	2010
ASSETS:
Cash and Due from Banks:
Non-interest bearing	$9,437,968	$4,827,021
Interest bearing	39,184,749	991,832
Total Cash and Due from Banks	48,622,717	5,818,853
Federal funds sold	-	112,497
Investment Securities:
Available-for-sale (amortized cost, in 2011 and 2010, of $89,107,989 and $94,250,976, respectively)	91,527,860	97,308,410
Held-to-maturity (fair value, in 2011 and 2010, of $27,646,820 and $40,609,763, respectively)	25,829,277	39,760,756
Equity securities	1,637,200	1,835,200
Loans, less allowance for loan losses of $4,287,910 in 2011 and $2,420,143 in 2010	179,854,122	208,144,673
Loans held for sale	2,914,468	6,074,014
Bank premises and equipment, net	7,307,924	7,599,077
Other real estate	3,701,392	3,303,189
Accrued interest receivable	1,334,950	1,781,242
Cash surrender value of life insurance	1,189,097	1,145,016
Core deposits, net	235,194	342,810
Other assets	1,937,031	2,193,946
TOTAL ASSETS	$366,091,232	$375,419,683

The accompanying notes are an integral part of these financial statements.

Index

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2011	2010
LIABILITIES:
Deposits:
Non-interest bearing	$53,097,241	$45,634,123
Interest bearing	209,960,303	212,908,408
Total Deposits	263,057,544	258,542,530

Securities sold under repurchase agreements	48,484,635	51,365,895
Federal Home Loan Bank advances	9,000,000	17,457,000
Junior subordinated debentures	5,155,000	5,155,000
Accrued interest payable (includes $277,867 and $272,656 on securities sold under repurchase agreements at December 31, 2011 and 2010, respectively)	575,658	657,984
Advances from borrowers for taxes and insurance	191,629	245,943
Accrued taxes and other liabilities	791,027	2,063,358
Total Liabilities	327,255,493	335,487,710

STOCKHOLDERS’ EQUITY:
Common stock, $2.50 par value per share; 12,000,000 shares authorized; 2,152,966 and 2,149,966 issued and 2,138,466 and 2,135,466 outstanding, as of December 31, 2011, and December 31, 2010, respectively	5,382,415	5,374,915
Additional paid-in capital	7,437,103	7,379,891
Retained earnings	24,756,337	25,517,531
Accumulated other comprehensive income/(loss)	1,517,259	1,917,011
Less: Treasury stock, 14,500 shares, at cost	(257,375)	(257,375)
Total Stockholders’ Equity	38,835,739	39,931,973
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$366,091,232	$375,419,683

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
INTEREST INCOME:
Interest and fees on loans	$11,518,180	$12,848,506
Interest on investment securities:
Taxable interest income	2,813,942	4,259,345
Exempt from federal income taxes	1,394,033	1,664,133
Interest on federal funds sold	99	136

Total Interest Income	15,726,254	18,772,120

INTEREST EXPENSE:
Interest on deposits	2,156,118	3,253,727
Interest on Federal Home Loan Bank advances	276,633	293,272
Interest on trust preferred securities	175,323	177,027
Interest on securities sold under repurchase agreements	1,786,917	1,980,710

Total Interest Expense	4,394,991	5,704,736

NET INTEREST INCOME	11,331,263	13,067,384

PROVISION FOR LOAN LOSSES	4,692,000	1,675,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,639,263	11,392,384

OTHER INCOME:
Service charges on deposit accounts	1,429,805	1,463,397
Income from fiduciary activities	3,324	3,150
Gain/(loss) on sales of ORE	(24,354)	648,469
Gain/(loss) on sales of mortgage loans	508,013	275,114
Fees and commissions on mortgage loans	612,692	842,096
Gain/(loss) on sale/matured securities	2,654,054	465,465
Gain/(loss) on sale of premises & equipment	(17,623)	-
Other	590,957	597,276

Total Other Income	5,756,868	4,294,967
Income before Other Expenses	12,396,131	15,687,351

Index

	2011	2010
OTHER EXPENSES:
Salaries	5,575,158	6,017,061
Employee benefits	862,828	869,572
Director fees	149,436	153,380
Net occupancy expense	1,102,054	1,079,056
Equipment expense	1,126,777	1,247,260
Other real estate, net	483,540	607,516
FDIC assessment	363,209	432,290
Advertising	163,484	179,450
Stationery and supplies	137,025	157,814
Amortization of deposit premium	107,616	107,616
Audit expense	262,000	253,911
Other	2,147,269	2,436,534

Total Other Expenses	12,480,396	13,541,460

INCOME/(LOSS) BEFORE INCOME TAX EXPENSE	(84,265)	2,145,891

INCOME TAX EXPENSE/(BENEFIT)	(478,741)	233,146

NET INCOME	$394,476	$1,912,745

EARNINGS PER SHARE DATA:

Basic earnings per share	$0.18	$0.90

Basic weighted shares outstanding	2,139,926	2,134,332

Diluted earnings per share	$0.18	$0.90

Diluted weighted shares outstanding	2,139,926	2,134,941

Cash dividends per share	$0.54	$0.72

The accompanying notes are an integral part of these financial statements.

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income/(loss)	Stock	Total
BALANCE, December 31, 2009	2,126,466	$5,352,415	$7,396,211	$25,082,298	$2,267,340	$(257,375)	$39,840,889
Comprehensive income:
Net Income	-	-	-	1,912,745	-	-	1,912,745
Other comprehensive income, net of tax:
Change in fair value of available for sale securities,net of taxes of $(208,409)	-	-	-	-	(350,329)	-	(350,329)
Total Comprehensive Income	-	-	-	-	-	-	1,562,416
Common stock issued	9,000	22,500	84,600	-	-	-	107,100
Unearned compensation	-	-	(107,492)	60,023	-	-	(47,469)
Fair value of unexercised stock options	-	-	6,572	-	-	-	6,572
Cash Dividends ($0.72 per share)	-	-	-	(1,537,535)	-	-	(1,537,535)
BALANCE at December 31, 2010	2,135,466	$5,374,915	$7,379,891	$25,517,531	$1,917,011	$(257,375)	$39,931,973

Comprehensive income:
Net Income	-	-	-	394,476	-	-	394,476
Other comprehensive income, net of tax:
Change in fair value of available for sale securities,net of taxes of $(237,811)	-	-	-	-	(399,752)	-	(399,752)
Total Comprehensive Income	-	-	-	-	-	-	(5,276)
Common Stock issued	7,000	17,500	84,000	-	-	-	101,500
Common stock repurchased	(4000)	(10,000)	(38,950)	-	-	-	(48,950)
Unearned Compensation	-	-	10,173	-	-	-	10,173
Fair value of unexercised stock options	-	-	1,989	-	-	-	1,989
Cash Dividends ($0.54 per share)	-	-	-	(1,155,670)	-	-	(1,155,670)
BALANCE at December 31, 2011	2,138,466	$5,382,415	$7,437,103	$24,756,337	$1,517,259	$(257,375)	$38,835,739

The accompanying notes are an integral part of these financial statements.

Index

(THIS PAGE INTENTIONALLY LEFT BLANK)

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$394,476	$1,912,745
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes (benefit)	(1,087,104)	485,249
Provision for loan losses	4,692,000	1,675,000
Provision for depreciation	611,997	756,295
Stock dividends received	(2,900)	(7,100)
Write-down of other real estate	244,143	780,168
(Gain) on sale of mortgage loans	(508,013)	(275,114)
(Gain) on sale of investment securities	(2,654,054)	(465,465)
(Gain) Loss on sale of other real estate	24,355	(648,469)
(Gain) Loss on sale of other repossessed assets	474	-
Net amortization (accretion) of securities	702,189	111,412
Amortization of acquisition premium	107,616	107,616
Unearned compensation	10,173	(47,469)
Net change in:
Loans held for sale	3,159,545	(5,289,951)
Accrued interest receivable	446,291	221,018
Cash surrender value of life insurance	(44,081)	(45,621)
Other assets	1,581,831	779,807
Accrued interest payable	(82,326)	(135,157)
Accrued taxes and other liabilities	(1,272,331)	(36,287)
Net Cash Provided by (Used in) Operating Activities	6,324,281	(121,323)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in federal funds sold	112,497	(53,698)
Proceeds from sales, principal pay-downs and maturities of investment securities held-to-maturity	14,008,419	5,264,312
Proceeds from sales, principal pay-downs and maturities of investment securities available-for-sale	68,362,835	45,240,358
Proceeds from redemption of Federal Home Loan Bank stock	375,700	2,094,000
Purchases of investment securities available-for-sale	(61,344,923)	(44,450,355)
Purchase of other equity securities	(174,800)	(660,000)
Net (increase)/decrease in loans	22,590,276	6,424,360
Proceeds from sale of other real estate	840,139	1,350,037
Proceeds from sale and transfer of other repossessed assets	8,976	-
Purchases of premises and equipment	(320,843)	(324,472)
Net Cash provided by (Used in) Investing Activities	44,458,276	14,884,542

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Continued)

	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in customer deposits	(916,448)	7,103,364
Net increase (decrease) in brokered deposits	5,431,461	497,047
Net increase (decrease) in Federal Home Loan Bank advances	(8,457,000)	(23,565,752)
Net increase (decrease) in securities sold under repurchase agreements	(2,881,260)	(1,845,430)
Increase (decrease) in advances from borrowers for taxes and insurance	(54,314)	(13,372)
Cash dividends paid	(1,155,672)	(1,537,536)
Common stock issued	52,551	107,100
Fair value of unexercised stock options	1,989	6,572
Net Cash Provided by (Used in) Financing Activities	(7,978,693)	(19,248,007)

NET INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS	42,803,864	(4,484,788)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	5,818,853	10,303,641
CASH AND DUE FROM BANKS AT END OF YEAR	$48,622,717	$5,818,853
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Income taxes	$664,193	$(74,320)
Interest on deposits and borrowings	$4,417,317	$5,839,893

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers to other real estate/other repossessed assets	$1,639,721	$3,969,718

Change in unrealized (gains) losses on securities available-for-sale	$(637,563)	$(558,738)

Change in the deferred tax effect in unrealized gains (losses) on securities available-for-sale	$(237,811)	$(208,409)

The accompanying notes are an integral part of these financial statements.

Index

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

Nature of Operations

The Bank operates under a national bank charter and provides full banking services.  The primary area served by the Bank is the southwest region of Mississippi and East Baton Rouge Parish in Louisiana.  Services are provided at three locations in Natchez, Mississippi, two locations in Vicksburg, Mississippi, and three locations in Baton Rouge, Louisiana.  The Company also operates a loan production office in Central, Louisiana.

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

Investment Securities

Management determines the appropriate classification of securities at the time of purchase.  If management has the positive intent and the Bank has the ability at the time of purchase to hold debt securities until maturity, they are classified as held-to-maturity and carried at cost, adjusted for amortization of premiums and accretion of discounts using methods approximating the interest method.  Management has sold securities from time to time as they pay-down below $500 thousand. Available-for-sale securities include securities that management intends to use as part of its asset and liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other related factors.  These securities are carried at fair value.  Trading securities are also carried at fair value.  Equity securities primarily include stock in the Federal Reserve Bank and the Federal Home Loan Bank (“FHLB”), which are restricted and are carried at cost.

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTEA.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Unrealized losses on loans held-for-sale are charged against income in the period of decline. Such declines are recorded in a valuation allowance account and deducted from the cost basis of the loans.  There were no such losses at December 31, 2011 and 2010.

Gains on loans held-for-sale are recognized when realized.  Gains on sales of loans in the held-for-sale portfolio were $508 thousand and $275 thousand for the years ended December 31, 2011 and 2010, respectively.

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTEA.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Other Real Estate

Properties acquired through foreclosure or in settlement of loans and in lieu of loan foreclosures are classified as foreclosed properties and are recorded at the fair value of the property acquired less estimated selling costs.  At the time of foreclosure, the excess, if any, of the loan value over the estimated fair value of the property acquired less estimated selling costs, is charged to the allowance for loan losses.  Additional decreases in the carrying values of foreclosed properties or changes in estimated selling costs, subsequent to the time of foreclosure, are recognized through provisions charged to operations.  Revenues and expenses from operations and gains and losses on dispositions of such assets are recorded in earnings in the period incurred.

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

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTEA.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company files income tax returns in the U. S. federal jurisdiction and various state jurisdictions.  With few exceptions, the Company is no longer subject to federal and state income tax examinations by tax authorities for years before 2008.

Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  All shares held by the Employee Stock Ownership Plan are treated as outstanding in computing earnings per share.  Stock options are used in the calculation of diluted earnings per share if they are dilutive.  Earnings per common share has been computed as follows:

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTEA.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	2011	2010
Basic weighted average shares outstanding	2,139,926	2,134,332
Dilutive effect of stock options	-	609
Dilutive weighted average shares outstanding	2,139,926	2,134,941
Net income	$394,476	$1,912,745
Net income per share-basic	$0. 18	$0. 90
Net income per share-dilutive	$0.18	$0.90

The Company has granted options to purchase various amounts of the Company’s common stock at various prices ranging from $10.20 to $19.02 per share.  Those options whose exercise price exceeded the average market price of the common shares are not included in the options adjustment for diluted earnings per share.

Off-Balance-Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of interest-rate swap and cap agreements (which are discussed below), commitments to extend credit and standby letters of credit.  Financial instruments related to loans are recorded in the financial statements when they become payable.

Statement of Cash Flows

For purposes of the statements of cash flows, the Company considers only cash and due from banks to be cash equivalents.

Advertising Costs

Advertising and marketing costs are recorded as expenses in the year in which they are incurred.

Interest-Rate Cap Agreements

The Company uses these financial instruments to manage interest rate risk.  There were no interest rate cap agreements in place at December 31, 2011 or 2010.

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTEA.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest-Rate Swap Agreements

The Bank enters into interest-rate swap agreements to modify the interest rate characteristics of its assets and liabilities.  These agreements may involve the receipt or payment of fixed rate amounts in exchange for floating rate interest receipts or payments over the life of the agreement without an exchange of the underlying principal amount.  The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest income or expense.  The related amount payable to or receivable from counter-parties is included in other liabilities or assets.  There were no interest-rate swap agreements in place at December 31, 2011 or 2010.

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

Recent Accounting Pronouncements

In January 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  ASU 2011-01 temporarily delayed the effective date of the disclosures surrounding troubled debt restructurings in ASU 2010-20 for public companies.  The effective date of the new disclosures is for interim and annual periods ending after June 15, 2011.  The adoption of ASU 2011-01 did not have a material impact on the Company’s results of operations or financial position.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  ASU 2011-02 clarifies guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  The effective date for ASU 2011-02 is for the first interim or annual period beginning on or after June 15, 2011.  The adoption of ASU 2011-02 did not have a material impact on the Company’s results of operations, financial position, disclosures or level of troubled debt restructurings.

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTEA.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. This update revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The update will be effective for the first interim or annual period beginning on or after December 15, 2011.  The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement.  ASU 2011-04 amends the fair value measurement and disclosure requirements in order to gain consistency between the generally accepted accounting principles in the United States and the International Financial Reporting Standards.  The effective date for ASU 2011-04 is for the first interim or annual period beginning on or after December 15, 2011.  The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income.  ASU 2011-05 requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate consecutive statements.  The effective date for ASU 2011-05 is for the first interim or annual period beginning on or after December 15, 2011.  The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s results of operations or financial position.  It will require a change in presentation as the Company currently presents comprehensive income in its consolidated statement of changes in stockholders’ equity.

Reclassifications

Certain reclassifications have been made to the 2010 consolidated financial statements in order to conform to the classifications adopted for reporting in 2011.

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities classified as held-to-maturity at December 31, 2011, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Obligations of State and Political Subdivisions	$20,831,257	$1,441,679	$(19,585)	$22,253,351
Mortgage-Backed Securities	4,998,020	395,449	-	5,393,469
Total	$25,829,277	$1,837,128	$(19,585)	$27,646,820

The amortized cost and approximate fair value of investment securities classified as available-for-sale at December 31, 2011, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Obligations of State and Political Subdivisions	$8,624,776	$756,454	$-	$9,381,230
Mortgage-Backed Securities	68,483,213	1,581,303	(58,006)	70,006,510

Obligations of Other U.S.Government Sponsored Agencies	12,000,000	140,120	-	12,140,120
Total	$89,107,989	$2,477,877	$(58,006)	$91,527,860

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B.	INVESTMENT SECURITIES (Continued)

The amortized cost and approximate fair value of investment securities classified as held-to-maturity at December 31, 2010, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of State and Political Subdivisions	$31,747,346	$558,246	$(200,170)	$32,105,422
Mortgage-Backed Securities	8,013,410	490,931	-	8,504,341
Total	$39,760,756	$1,049,177	$(200,170)	$40,609,763

The amortized cost and approximate fair value of investment securities classified as available-for-sale at December 31, 2010, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of State and Political Subdivisions	$7,366,392	$95,289	$(289,191)	$7,172,490
Mortgage-Backed Securities	62,346,074	3,421,198	(60,622)	65,706,650
Obligations of Other U.S.Government Sponsored Agencies	24,538,510	42,797	(152,037)	24,429,270
Total	$94,250,976	$3,559,284	$(501,850)	$97,308,410

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B.	INVESTMENT SECURITIES (Continued)

The aggregate fair value and aggregate unrealized losses on securities whose fair values were below book values as of December 31, 2011, are summarized below.  Due to the nature of the investment and current market prices, these unrealized losses are considered a temporary impairment of the securities.

As of December 31, 2011, there was one security included in held-to-maturity and two securities included in available-for-sale.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Held-to-Maturity:
Obligations of State and Political Subdivisions (1)	$-	$-	$470,415	$(19,585)	$470,415	$(19,585)
Total	$-	$-	$470,415	$(19,585)	$470,415	$(19,585)

Available for Sale:
Mortgaged-backed Securities (2)	$7,509,212	$(58,006)	$-	$-	$7,509,212	$(58,006)
Total	$7,509,212	$(58,006)	$-	$-	$7,509,212	$(58,006)

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

Index

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

The amortized cost and approximate fair value of investment debt securities at December 31, 2011, by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Yields on tax-exempt municipal securities have been computed on a tax equivalent basis which takes into account the coupon rate paid by the issuer adjusted by any premium paid or discount received on the security at settlement date.

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B.	INVESTMENT SECURITIES (Continued)

	Mortgage Backed Securities

	Held-to-Maturity			Available-for-Sale
	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value
Due after 5 years through 10	5.360%	$499,252	$537,318	4.750%	$1,452,382	$1,547,523
Due after 10 years	5.300%	4,498,768	4,856,151	2.830%	67,030,831	68,458,987
Total	5.306%	$4,998,020	$5,393,469	2.871%	$68,483,213	$70,006,510

	Obligations of Other U.S. Government Sponsored Entities

	Held-to-Maturity			Available-for-Sale
	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value
Due after 1 year through 5	-	$-	$-	1.080%	$12,000,000	$12,140,120
Total	-	$-	$-	1.080%	$12,000,000	$12,140,120

	Obligations of State and Political Subdivisions

	Held-to-Maturity			Available-for-Sale
	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value
Due in 1 year or less	9.860%	$1,085,000	$1,085,000	-	$-	$-
Due after 1 year through 5	6.500%	4,164,421	4,454,831	2.660%	386,714	391,083
Due after 5 years through 10	5.954%	2,039,079	2,227,297	5.150%	954,169	1,053,931
Due after ten years	6.280%	13,542,757	14,486,223	6.650%	7,283,893	7,936,216
Total	6.478%	$20,831,257	$22,253,351	6.305%	$8,624,776	$9,381,230

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B.	INVESTMENT SECURITIES (Continued)

Equity securities at December 31, 2011 and 2010, include the following: FHLB stock of $812,700 and $1,010,700 for 2011 and 2010, respectively; Federal Reserve Bank stock of $521,700 for 2011 and 2010; First National Bankers Bank stock in the amount of $47,800 for 2011 and 2010; an investment in Enterprise Corporation of the Delta Investments, LLC of $100,000 in 2011 and 2010 and a $155,000 investment in B&K Statutory Trust for both years. Redemptions of stock in the FHLB during 2011 and 2010 amounted to $375,700 and $2,094,000, respectively, due to the declining borrowed funds level.  The FHLB, Federal Reserve Bank and First National Bankers Bank stocks are considered restricted stock as only banks, which are members of these organizations, may acquire or redeem them.  The stock is redeemable at its face value; therefore, there are no gross unrealized gains or losses associated with these investments.

Investment securities with an amortized cost of approximately $96,034,000 (approximate fair value $100,117,000) at December 31, 2011, and approximately $107,399,000 (approximate fair value $111,333,000) at December 31, 2010, were pledged to collateralize public deposits and for other purposes as required or permitted by law or agreement.

NOTE C.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The Bank’s loan portfolio (rounded to the nearest thousand) at December 31, 2011 and 2010, consists of the following:

	2011	2010
Commercial, Financial and Agricultural	$22,366,000	$24,661,000
Commercial Real Estate	91,477,000	108,856,000
Residential	69,206,000	78,671,000
Consumer	3,912,000	4,204,000
Overdrafts	96,000	247,000

Total loans	$187,057,000	$216,639,000

In the ordinary course of business, the Bank makes loans to its executive officers, principal stockholders, directors and to companies in which these borrowers are principal owners.  Loans outstanding to such borrowers (including companies in which they are principal owners) amounted to $382,339 and $408,109 at December 31, 2011 and 2010, respectively.  These loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectability or present other unfavorable features.

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE C.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The aggregate amount of loans to such related parties for 2011 and 2010 is as follows:

	2011	2010
Balance at January 1	$408,109	$957,807
New Loans	291,649	146,003
Repayments	(236,405)	(552,869)
Transfers out	(81,014)	(142,832)
Balance at December 31	$382,339	$408,109

Management segregates the loan portfolio into portfolio segments, which is defined as the level at which the Bank develops and documents a systematic method for determining its allowance for loan losses.  The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type.  Such risk factors are periodically reviewed by management and revised as deemed appropriate.  The following table sets forth, as of December 31, 2011 and 2010, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually.  The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE C.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Allowance for Credit losses and Recorded Investment in Financing Receivables
For the Year Ended December 31, 2011

	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total

Allowance for credit losses:

Beginning balance	$376,946	$1,470,692	$26,590	$505,515	$40,400	$2,420,143
Charge-offs	(681,987)	(1,316,333)	(20,226)	(1,513,753)	-	(3,532,299)
Recoveries	154,325	465,450	4,168	84,124	-	708,067
Provision	443,434	915,912	18,238	2,929,182	385,233	4,692,000
Ending balance	$292,718	$1,535,721	$28,770	$2,005,068	$425,633	$4,287,910

Ending balance: individually evaluated for impairment	$-	$763,481	$2,228	$1,680,161	$-	$2,445,870

Ending Balance: collectively evaluated for impairment	$292,718	$772,240	$26,542	$324,907	$425,633	$1,842,040

Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Financing receivables:

Ending balance	$22,366,000	$91,477,000	$4,008,000	$69,206,000	$-	$187,057,000

Ending balance: individually evaluated for impairment	$-	$4,632,690	$17,552	$4,142,822	$-	$8,793,064

Ending balance: collectively evaluated for impairment	$22,366,000	$86,844,310	$3,990,448	$65,063,178	$-	$178,263,936

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE C.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Allowance for Credit Losses and Recorded Investment in Financing Receivables
For the Year Ended December 31, 2010

		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for credit losses:

Beginning balance	$631,065	$2,476,025	$161,172	$300,750	$309,726	$3,878,738
Charge-offs	(523,284)	(2,496,345)	(24,381)	(165,350)	-	(3,209,360)
Recoveries	48,477	6,336	4,427	16,521	-	75,761
Provision	220,688	1,484,676	(114,628)	353,594	(269,326)	1,675,004
Ending balance	$376,946	$1,470,692	$26,590	$505,515	$40,400	$2,420,143

Ending balance: individually evaluated for impairment	$131,663	$787,287	$2,929	$149,771	$-	$1,071,650

Ending Balance: collectively evaluated for impairment	$245,283	$683,405	$23,661	$355,744	$40,400	$1,348,493

Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Financing receivables:

Ending balance	$24,661,000	$108,856,000	$4,451,000	$78,671,000	$-	$216,639,000

Ending balance: individually evaluated for impairment	$364,163	$6,779,791	$24,028	$341,790	$-	$7,509,772

Ending balance: collectively evaluated for impairment	$24,296,837	$102,076,209	$4,426,972	$78,329,210	$-	$209,129,228

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE C.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Management further disaggregates the loan portfolio segments into classes, which are based on the initial measurement of the loan, risk characteristics of the loan and the method for monitoring and assessing the credit risk of the loan.

The following table presents, by class, qualitative and quantitative information concerning the credit quality of financing receivables by credit quality indicators as of December 31, 2011 and 2010.  The Bank considers all non-accrual loans, all loans more than 90 days past due and all troubled debt restructured as non-performing loans.

Credit Quality Indicators
As of December 31, 2011

	Performing	Non-Performing	Total

Commercial	$22,216,151	$149,849	$22,366,000
Consumer	3,987,481	20,519	4,008,000

Real Estate:
Construction and Development:
1-4 family residential	12,511,000	-	12,511,000
Other construction loans	12,163,182	624,818	12,788,000
Commercial Real Estate:
Owner occupied	37,237,608	1,920,392	39,158,000
Non-owner occupied	37,443,519	2,087,481	39,531,000
Residential:
1-4 family residential	44,799,001	540,999	45,340,000
Multi-family	7,707,092	3,647,908	11,355,000
Total	$178,065,034	$8,991,966	$187,057,000

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE C.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Credit Quality Indicators
As of December 31, 2010

	Performing	Non-Performing	Total

Commercial	$24,296,837	$364,163	$24,661,000
Consumer	4,426,783	24,217	4,451,000

Real Estate:
Construction and Development:
1-4 family residential	10,641,000	-	10,641,000
Other construction loans	17,521,218	911,782	18,433,000
Commercial Real Estate:
Owner occupied	37,311,142	2,777,858	40,089,000
Non-owner occupied	46,759,883	3,574,117	50,334,000
Residential:
1-4 family residential	54,622,211	341,789	54,964,000
Multi-family	13,066,000	-	13,066,000
Total	$208,645,074	$7,993,926	$216,639,000

The following table presents, by class, an analysis of the age of the recorded investment in financing receivables that are past due based on the Company’s review policy along with financing receivables past due 90 days or more and still accruing as of December 31, 2011 and 2010.

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE C.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Aged Analysis of Past Due Financing Receivables
As of December 31, 2011

	30-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Financing Recievable	Recorded Investment > 90 Days and Accruing
Commercial	$580,789	$149,849	$730,638	$21,635,362	$22,366,000	$149,849
Consumer	88,621	2,966	91,587	3,916,413	4,008,000	2,966

Real Estate:
Construction & Development:
1-4 Family Residential	456,544	-	456,544	12,054,456	12,511,000	-
Other Construction Loan	217,304	624,817	842,121	11,945,879	12,788,000	-
Commercial Real Estate:
Owner Occupied	-	1,305,000	1,305,000	37,853,000	39,158,000	-
Non-Owner Occupied	-	-	-	39,531,000	39,531,000	-
Residential:
1-4 Family Residential	206,203	393,744	599,947	44,740,053	45,340,000	46,087
Multi-family	56,982	3,590,926	3,647,908	7,707,092	11,355,000	-
Total	$1,606,443	$6,067,302	$7,673,745	$179,383,255	$187,057,000	$198,902

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE C.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Aged Analysis of Past Due Financing Receivables
As of December 31, 2010

	30-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Financing Recievable	Recorded Investment > 90 Days and Accruing
Commercial	$67,563	$188,594	$256,157	$24,404,843	$24,661,000	$-
Consumer	52,579	24,217	76,796	4,374,204	4,451,000	189

Real Estate:
Construction & Development:
1-4 Family Residential	833,395	-	833,395	9,807,605	10,641,000	-
Other Construction Loan	190,430	911,782	1,102,212	17,330,788	18,433,000	483,965
Commercial Real Estate:
Owner Occupied	1,548,589	3,574,117	5,122,706	34,966,294	40,089,000	-
Non-Owner Occupied	-	-	-	50,334,000	50,334,000	-
Residential:
1-4 Family Residential	700,210	140,467	840,677	54,123,323	54,964,000	-
Multi-family	-	-	-	13,066,000	13,066,000	-
Total	$3,392,766	$4,839,177	$8,231,943	$208,407,057	$216,639,000	$484,154

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE C.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents, by class, information regarding the recorded investment in financing receivables that have been placed on non-accrual status as of December 31, 2011 and 2010.

Financing Receivables on Non-Accrual Status
For the Periods Ended

	12/31/2011	12/31/2010

Commercial	$-	$364,163
Consumer	17,553	24,028
Real Estate:
Construction and Development:
1-4 Family Residential	-	-
Other Construction Loans	624,817	427,817
Commercial Real Estate:
Owner Occupied	1,305,000	2,777,858
Non-owner Occupied	2,087,481	3,574,117
Residential:
1-4 Family Residential	494,913	341,789
Multi-family	3,647,908	-
Total	$8,177,672	$7,509,772

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE C.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents, by class, for loans that meet the definition of an impaired loan in paragraphs ASC 310-10-35-16 through 35-17 for the year ended December 31, 2011 and 2010, (1) the recorded investment in impaired loans for which there is a related allowance for credit loss, (2) the recorded investment in impaired loans for which there is not a related allowance for credit loss and (3) the total unpaid principal balance in the impaired loan.  Additionally, the table includes the average recorded investment in the impaired loan and the amount of interest income recognized using a cash basis method of accounting during the time within that period that the loans were impaired.

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE C.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired Loans
For Year Ended December 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$-	$-	$-	$-	$-
Consumer	20,745	20,847	-	23,494	-
Real Estate:
Construction and Development:
1-4 Family Residential	-	-	-	-	-
Other Construction Loans	741,769	1,040,782	-	840,624	-
Commercial Real Estate:
Owner Occupied	1,477,578	1,868,836	-	1,957,307	29,003
Non-Owner Occupied	-	-	-	-	-
Residential:
1-4 Family Residential	411,438	401,521	-	411,763	-
Multifamily	58,682	56,704	-	58,682	-

With Related Allowance Recorded:
Commercial	-	-	-	-	-
Consumer	-	-	2,228	-	-
Real Estate:
Construction and Development:
1-4 Family Residential	-	-	-	-	-
Other Construction Loans	-	-	-	-	-
Commercial Real Estate:
Owner Occupied	740,137	1,042,235	303,750	1,115,619	15,855
Non-Owner Occupied	2,179,117	2,291,377	459,731	2,192,034	-
Residential:
1-4 Family Residential	147,105	138,549	55,456	155,430	-
Multifamily	3,757,228	4,235,361	1,624,705	4,193,116	-

Total:
Commercial	-	-	-	-	-
Consumer	20,745	20,847	2,228	23,494	-
Real Estate:
Construction and Development:
1-4 Family Residential	-	-	-	-	-
Other Construction Loans	741,769	1,040,782	-	840,624	-
Commercial Real Estate:
Owner Occupied	2,217,715	2,911,071	303,750	3,072,926	44,858
Non-Owner Occupied	2,179,117	2,291,377	459,731	2,192,034	-
Residential:
1-4 Family Residential	558,543	540,070	55,456	567,193	-
Multifamily	3,815,910	4,292,065	1,624,705	4,251,798	-
	$9,533,799	$11,096,212	$2,445,870	$10,948,069	$44,858

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE C.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired Loans
For Year Ended December 31, 2010

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$-	$-	$-	$-	$-
Consumer	26,370	-	-	26,498	-
Real Estate:
Construction and Development:
1-4 Family Residential	-	-	-	-	-
Other Construction Loans	330,703	556,817	-	590,120	-
Commercial Real Estate:
Owner Occupied	1,398,337	1,273,530	-	1,302,045	21,113
Non-Owner Occupied	-	-	-	-	-
Residential:
1-4 Family Residential	202,904	128,219	-	213,837	7,533
Multifamily	-	-	-	-	-

With Related Allowance Recorded:
Commercial	387,464	364,163	131,663	373,183	2,898
Consumer	-	-	2,929	-	-
Real Estate:
Construction and Development:
1-4 Family Residential	-	-	-	-	-
Other Construction Loans	170,968	454,000	45,500	171,396	-
Commercial Real Estate:
Owner Occupied	1,612,482	1,731,769	182,670	1,569,355	17,482
Non-Owner Occupied	3,707,323	3,574,117	559,117	3,707,323	-
Residential:
1-4 Family Residential	203,813	192,467	149,771	222,159	2,504
Multifamily	-	-	-	-	-

Total:
Commercial	387,464	364,163	131,663	373,183	2,898
Consumer	26,370	-	2,929	26,498	-
Real Estate:
Construction and Development:
1-4 Family Residential	-	-	-	-	-
Other Construction Loans	501,671	1,010,817	45,500	761,516	-
Commercial Real Estate:
Owner Occupied	3,010,819	3,005,299	182,670	2,871,400	38,595
Non-Owner Occupied	3,707,323	3,574,117	559,117	3,707,323	-
Residential:
1-4 Family Residential	406,717	320,686	149,771	435,996	10,037
Multifamily	-	-	-	-	-
	$8,040,364	$8,275,082	$1,071,650	$8,175,916	$51,530

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE C.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present, by class, an analysis of troubled debt restructurings of financing receivables as of December 31, 2011 and December 31, 2010.

Modifications
As of

	December 31, 2011			December 31, 2010

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Trouble Debt Restructurings
Commercial	-	$-	$-	$-	$-	$-
Consumer	-	-	-	-	-	-

Real Estate:
Construction & Development:
1-4 Family Residential	-	-	-	-	-	-
Other Construction Loan	-	-	-	-	-	-
Commercial Real Estate:
Owner Occupied	4	3,148,204	2,218,273	-	-	-
Non-Owner Occupied	1	2,323,335	2,179,117	-	-	-
Residential:
1-4 Family Residential	-	-	-	-	-	-
Multi-family	1	4,183,839	3,698,435	-	-	-
Total	6	$9,655,378	$8,095,825	$-	$-	$-

	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Trouble Debt Restructurings
That Subsequently Defaulted
Commercial	-	$-	$-	$-
Consumer	-	-	-	-

Real Estate:
Construction & Development:
1-4 Family Residential	-	-	-	-
Other Construction Loan	-	-	-	-
Commercial Real Estate:
Owner Occupied	2	1,594,516	-	-
Non-Owner Occupied	-	-	-	-
Residential:
1-4 Family Residential	-	-	-	-
Multi-family	-	-	-	-
Total	2	$1,594,516	$-	$-

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE D.	LOAN SERVICING

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were approximately $3,932,889 and $8,991,934 in 2011 and 2010, respectively.

NOTE E.	BANK PREMISES AND EQUIPMENT

A summary of Bank premises and equipment is as follows:

	2011	2010
Buildings and Improvements	$8,194,380	$8,165,338
Furniture and Equipment	5,071,266	6,251,420
	13,265,646	14,416,758
Less: Accumulated Depreciation	(7,509,204)	(8,369,162)
Land	1,551,481	1,551,481
Bank Premises and Equipment, Net	$7,307,924	$7,599,077

The provision for depreciation charged to operating expenses was $611,997 and $756,295 for the years ended December 31, 2011 and 2010, respectively.

NOTE F.	TRUST DEPARTMENT ASSETS

The Company has entered into a Trust Services Agreement with National Independent Trust Company, a national banking association doing business as Argent Trust Company, headquartered in Ruston, Louisiana.  Effective January 1, 2007, Argent Trust Company assumed all responsibilities associated with trust services, having been duly appointed successor trustee for all trust accounts.  Argent Trust Company performs certain fiduciary services for customers transferred from and referred by the Bank to Argent Trust Company.  In return, the Bank receives a specified percentage of fee income paid to Argent Trust Company by those customers.

NOTE G.	DEPOSITS

Deposits at December 31, 2011 and 2010, consisted of the following:

	2011	2010
Non-Interest Bearing Demand Deposits	$53,097,241	$45,634,123
NOW Accounts	71,282,519	66,650,551
Money Market Deposit Accounts	36,943,902	36,140,259
Savings Accounts	19,708,682	19,098,255
Certificates of Deposit	82,025,200	91,019,342
	$263,057,544	$258,542,530

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE G.	DEPOSITS (Continued)

Maturities of certificates of deposit of $100,000 or more outstanding at December 31, 2011 and 2010, are summarized as follows:

	2011	2010
Time Remaining Until Maturity:
Three Months or Less	$15,624,118	$8,916,552
Over Three Through Six Months	10,778,293	11,371,781
Over Six Through Twelve Months	14,520,058	16,876,882
Over Twelve Months	5,523,277	3,784,489
	$46,445,746	$40,949,704

The approximate scheduled maturities of certificates of deposits for each of the next five years are:

2012	$69,041,899
2013	8,667,584
2014	2,848,455
2015	718,250
2016	749,012
$82,025,200

Interest expense on certificates of deposit greater than $100,000 was approximately $436,000 and $606,000 for the years ended December 31, 2011 and 2010, respectively.  The public fund deposits were $38,035,843 and $42,254,956 at December 31, 2011 and 2010, respectively.

NOTE H.	BORROWINGS

Federal Home Loan Bank Advances:

During 2011 and 2010, the Bank received advances from and remitted payments to the FHLB.  These advances are collateralized by a portion of the Bank’s one-to-four family residential mortgage portfolio, certain secured commercial loans and certain investment securities in accordance with the Advance Security and Collateral Agreement with the FHLB.  The following provides information regarding outstanding FHLB advances:

Advances outstanding at December 31, 2011 and 2010 consist of five fixed rate loans totaling $9,000,000 with interest rates ranging from 2.658% to 3.546%.  The maturities on these loans range from May 29, 2012, to October 6, 2014.

In addition to the term advances, the Company had overnight borrowings of $0 at December 31, 2011 and $8,457,000 at December 31, 2010.

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE H.	BORROWINGS (Continued)

Annual maturities for the next five years as of December 31, 2011, are as follows:

2012	$2,000,000
2013	-
2014	7,000000
$9,000,000

Junior Subordinated Debentures:

In 2003, the Company issued $5,000,000 of junior subordinated debentures.  These junior subordinated debentures qualify as Tier I capital for regulatory capital purposes but are classified as a liability under generally accepted accounting principles in the United States of America.  These securities carry an interest rate of LIBOR + 3.15%, adjusted quarterly, with interest paid quarterly in arrears and mature in March, 2033.  The Company has the right to call these debentures quarterly.

NOTE I.	EMPLOYEE BENEFIT PLANS

The Bank has an employee stock ownership plan which is designed to invest primarily in employer stock.  All employees of the Bank with one year of service and who are at least 21 years old are covered, and are fully vested after six years of service.  Employer contributions are determined annually at the discretion of the Board of Directors and are allocated among participants on the basis of their total annual compensation.  Dividends on stock owned by the plan are recorded as a reduction of retained earnings.  There were no Company contributions to the plan for the years 2011 or 2010.  The plan owned 85,105 and 85,373 shares of Company stock, as of December 31, 2011 and 2010, respectively.

The overall cost to the plan for the years ended December 31, 2011 and 2010, was $9.48 and $9.46 per share, respectively.

Employees age 21 and older are eligible to participate in a 401(k) plan established by the Bank.  Under this plan, employees may defer a percentage of their salaries, subject to limits based on federal tax laws. These deferrals are immediately vested.  Employer matching and profit sharing contributions are non-mandatory and 100% vested after six years.  Employer contributions to the plan are made at the discretion of the Board of Directors and aggregated $127,130 and $122,673 for the years ended December 31, 2011 and 2010, respectively.

The Company maintains a long-term incentive plan, the Britton Koontz Capital Corporation 2007 Long-Term Incentive Compensation Plan (the “2007 LTIP”), in which all employees of the Company and its subsidiaries may participate. The plan is administered by a committee of at least two non-employee directors appointed by the full Board of Directors.  The 2007 LTIP was approved by the Company’s shareholders on April 24, 2007.  There were 86,630 shares remaining available for grant or award under the Company’s prior incentive plan that have been added to the shares available for grant or award under the 2007 LTIP.  The Company has granted options to purchase a total of 142,143 shares, including 98,643 from the prior plan (all of which have expired), and 43,500 from the 2007 LTIP.  An aggregate of 80,500 shares remained available for grant or award at December 31, 2011, under the 2007 LTIP.  The Company awarded 7,000 shares of restricted stock during 2011 and 9,000 shares in 2010, but it did not grant any stock options in 2011 or 2010. There were 4,000 shares of previously granted restricted stock forfeited during 2011. Options to acquire 14,000 shares were outstanding and exercisable as of December 31, 2011.

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE I.	EMPLOYEE BENEFIT PLANS (Continued)

The summary of stock option activity is shown below:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
December 31, 2009	32,120	$16.35
Options granted	-	-
Options expired	(5,000)	18.00
Options forfeited	-	-
December 31, 2010	27,120	$16.04
Options granted	-	-
Options expired	(8,120)	14.50
Options forfeited	(5,000)	19.02
December 31, 2011	14,000	$15.87

The following table summarizes information about stock options outstanding at December 31, 2011:

Exercise Price	Options Outstanding	Remaining Contractual Life
$19.02	9,000	.1 years
10.20	5,000	1.4 years

The fair value of each option is estimated on the grant date using the Black-Scholes option pricing model.  The following assumptions were made in estimating fair values in 2011 and 2010.

Assumption	2011	2010
Dividend yield	6.40%	6.34%
Risk free rate	.98%	1.40%
Expected life	2.5 years	2.5 years
Expected volatility	45.87%	57.85%

Share-based transactions are measured at the fair value of the equity instrument issued.  Net income for 2011 and 2010 was reduced by $65,000 and $66,000, respectively, due to valuing stock options.

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE I.	EMPLOYEE BENEFIT PLANS (Continued)

The Bank maintains a Salary Continuation Agreement with its chief executive officer.  The agreement provides equal annual benefits for a period of 15 years following the later of (1) his attainment of age 65, or (2) his retirement.  The maximum annual benefit that he may receive under the plan is $40,000, in which the chief executive is fully vested.  If the chief executive dies while he is employed, his beneficiaries will be paid an annual benefit equal to $40,000 during the 15-year period following his date of death.  If he dies after his installment payments have commenced, his beneficiaries will receive the remaining payments.  The benefit under the Salary Continuation Agreement is subject to forfeiture if the chief executive is terminated for cause.  The agreement also contains a non-competition covenant during the three-year period after his employment ceases for any reason.  If he breaches this covenant, the Bank may cease all further payments.  Finally, while the Formal Agreement between the Bank and the Office of the Comptroller of the Currency (described in Note M below) remains in place, the Bank is not permitted to make payments to the chief executive officer pursuant to this Salary Continuation Agreement without the prior approval of the Federal Deposit Insurance Corporation.

The Bank is also currently paying benefits to a retired executive officer pursuant to a salary continuation agreement.  The financial statements for the years ended December 31, 2011 and 2010, include salary continuation expenses of $40,897 and $38,912, respectively.

NOTE J.	LEASES

The Bank leases three branch offices as well as parking space under operating leases which expire in various years through 2017.  Rent expense was $138,754 and $139,779 in 2011 and 2010, respectively.  Certain operating leases provide for renewal options for periods from 2013 to 2020 at fixed amounts.

The future minimum rental commitments for these leases at December 31, 2011, are as follows:

2012	$160,564
2013	138,616
2014	53,457
2015	18,911
2016	19,474
2017	20,061
$411,083

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE K.	INCOME TAXES

The provision/(benefit) for income taxes included in the consolidated statements of income is as follows for the years ended December 31, 2011 and 2010:

	2011	2010
Current	$608,362	$(252,103)
Deferred	(1,087,103)	485,249
	$(478,741)	$233,146

The provision/(benefit) for federal income taxes differs from that computed by applying the federal statutory rate of 34% in 2011 and 2010 as indicated in the following analysis:

	2011	2010
Tax Based on Statutory Rate	$(28,650)	$729,603
State Taxes	14,790	(32,255)
Effect of Tax-Exempt Income	(452,240)	(573,870)
Other	(12,641)	109,668
	$(478,741)	$233,146

The net deferred tax liability of $4,650 in 2011 and $1,329,565 in 2010 is included in accrued taxes and other liabilities.  The net deferred tax liability consists of the following components at December 31, 2011 and 2010:

	2011	2010
Deferred Tax Liabilities:
Unrealized gain on available-for-sale securities	$(902,612)	$(1,140,423)
Depreciation	(832,193)	(849,097)
Federal Home Loan Bank dividends	(13,706)	(20,252)
Other	(22,901)	-
	(1,771,412)	(2,009,772)
Deferred Tax Assets:
Provision for loan losses	1,130,863	482,785
Deferred Compensation	154,210	145,670
Other real estate	78,207	-
Other	403,482	51,752
	1,766,762	680,207
Net Deferred Tax Liability	$(4,650)	$(1,329,565)

A summary of the changes in the net deferred tax asset (liability) for the years ended December 31, 2011 and 2010 is as follows:

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE K.	INCOME TAXES (Continued)

	2011	2010
Balance at beginning of year	$(1,329,565)	$(1,052,725)
Deferred tax expense, charged to operations	1,087,103	(485,249)
Other comprehensive income, charged to equity	237,812	208,409
Balance at end of year	$(4,650)	$(1,329,565)

NOTE L.	SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

At December 31, 2011 and 2010, the Bank had sold various investment securities with an agreement to repurchase these securities at various times.  The underlying securities are U.S. Government obligations and obligations of other U.S. Government agencies and corporations with a book value of approximately $55 million, and an approximate fair value of $56 million at December 31, 2011.  These securities generally remain under the Bank’s control and are included in investment securities.  At December 31, 2011, these securities had coupon rates ranging from .80% to 5.50% and maturity dates ranging from 2013 to 2037.  The related liability to repurchase these securities, included in securities sold under repurchase agreements, was $48 million at December 31, 2011, and $51 million at December 31, 2010.

The Company has entered into two $20 million reverse repurchase transactions with JPMorgan Chase Bank, N.A. (“Chase”) which mature in 2012 and 2015 with interest rates of 4.71% and 3.69%, respectively, at December 31, 2011.  The remaining liability of $8 million in 2011 and $11 million in 2010 primarily includes agreements that the Company has entered into with local customers for overnight sweep accounts and term repurchase agreements with rates ranging from .25% to 1.25%.  The maximum amount of outstanding agreements at any month-end was $52 million and $54 million during 2011 and 2010, respectively.  The monthly average amount of outstanding agreements was $50 million and $52 million during 2011 and 2010, respectively.

NOTE M.	REGULATORY MATTERS

On February 21, 2012, the Board of Directors of the Bank entered into a formal written agreement (referred to herein as the “Formal Agreement”) with the Comptroller.  The Formal Agreement is based on, and arises out of, the findings of the Comptroller during its on-site examination of the Bank as of July 6, 2011 and the Comptroller’s Report of Examination issued upon the completion of such on-site examination (the “Report of Examination”).  Under the terms of the Agreement, the Bank is required to take the following actions within the time frames specified in the Agreement:

•
create a compliance committee composed of at least three of the Bank’s directors (only one of whom may be a Bank employee) to monitor compliance with the Formal Agreement and make quarterly reports to the Bank’s Board of Directors regarding actions the Bank has taken to comply with the Formal Agreement and the results and status of these actions;

•	adopt, implement and adhere to a written program to reduce the high level of credit risk in the Bank and at least quarterly prepare a written assessment of its credit risk;

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE M.	REGULATORY MATTERS (Continued)

•
adopt, implement and adhere to a written program to ensure that the Bank’s officers and employees are timely identifying and accurately risk rating assets and employ or designate a sufficiently experienced and qualified person or firm to ensure the timely and independent identification of problem loans and leases;

•
adopt, implement and adhere to a written program to improve the Bank’s ongoing loan portfolio management and ensure that the Bank has the processes, personnel and control systems to ensure the implementation and adherence to this program;

•
obtain a current (or updated) independent appraisal of any loan secured by real property (1) where the loan’s appraisal violated federal regulations, (2) where the loan was criticized in the Report of Examination or by the Bank’s internal or external review and the loan is more than 12 months old, or (3) where the borrower is in default under the loan agreement, relevant financial information, in the view of the loan officer, does not support the ongoing ability of the borrower or any guarantor to perform the terms of the loan agreement, and the most recent appraisal is more than 12 months old;

•	obtain current and satisfactory credit information on all loans lacking such information;

•
ensure that proper collateral documentation is maintained on all loans and correct each collateral exception listed in the Report of Examination (or any subsequent examination) or in any listings of loans lacking such information;

•
review the adequacy of the Bank’s allowance for loan and lease losses and establish a program, approved in advance by the Comptroller, for the maintenance of an adequate allowance for loan and lease losses which incorporates relevant Comptroller guidance;

•	adopt, implement and adhere to a policy of the Bank to ensure that other real estate owned is managed in accordance with federal law and regulations;

•	adopt, implement and adhere to action plans for each parcel of other real estate owned valued in excess of $500,000;

•
adopt, implement and adhere to a written three-year capital program, approved in advance by the Comptroller, compliance with which will be a condition to the Bank’s payment of dividends to the Company; and

•
adopt, implement and adhere to a three-year written strategic plan for the Bank, approved in advance by the Comptroller, that will establish objectives for, among other things, the Bank’s overall risk profile and growth.

In addition, the Bank must deliver to the Comptroller copies of the programs as well as periodic reports regarding various aspects of the foregoing actions.  In connection with the Report of Examination, the Bank has also agreed to the Comptroller establishing higher individual minimum capital ratios (the “IMCRs”) for the Bank, effective as of February 21, 2012.

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE M.	REGULATORY MATTERS (Continued)

Under the IMCRs, the Bank must maintain a Tier I capital to adjusted total assets ratio of 8% and a total risk-based capital to risk-weighted assets ratio of 12%.  As of December 31, 2011, the Bank’s Tier I capital to adjusted total assets ratio was 10.91% and its total risk-based capital to risk-weighted assets ratio was 19.22%.

The primary source of the Company’s revenue is dividends from the Bank.  Federal banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company.  Under federal law, the directors of a national bank, after making proper deduction for all expenses and other deductions required by the Comptroller of the Currency, may credit net profits to the bank’s undivided profits account, and may declare a dividend from that account of so much of the net profits as they judge expedient.  The Comptroller and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings.  The Bank’s ability to pay dividends is also limited by prudence, statutory and regulatory guidelines, and a variety of other factors.  At December 31, 2011, $3.2 million was available for dividend transfer to the Company.

In addition to these general restrictions, the Formal Agreement imposes additional restrictions on the Bank’s ability to pay a dividend.  Management of the Bank must adopt, with the Comptroller’s prior approval, implement and adhere to a three-year capital plan, which must address, among other things, the Bank’s plans for the maintenance of adequate capital, projections for growth and capital requirements and projections for the sources and timing of additional capital to satisfy the Bank’s capital needs.  Although management does not currently foresee any impediment to the Bank’s adopting the capital plan within the required timeframe, the capital plan must be approved by the Comptroller; the Bank cannot provide any assurances as to the date by which the Comptroller will approve the capital plan.  The Bank may only pay a dividend if it is in compliance, and would remain in compliance after payment of the dividend, with this capital plan.  Additionally, the Bank must obtain prior written non-objection from the Assistant Deputy Comptroller before the Bank can declare a dividend.

Federal Reserve regulations limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations.  At December 31, 2011, the maximum amount available for transfer from the Bank to the Company in the form of loans on a secured basis was $2.0 million.  There were no loans outstanding from the Bank to the Company at December 31, 2011.  Any such distribution is also subject to the requirements described in the following paragraphs.

In accordance with regulations issued by the Office of Thrift Supervision (which have been reissued by the Comptroller following absorption of the OTS into the Comptroller in July, 2011), a special “Liquidation Account” has been established for the benefit of certain Qualifying Depositors of Natchez First Federal Savings Bank (acquired by the Bank in 1993) in an initial amount of approximately $2.8 million.  The Liquidation Account serves as a restriction on the distribution of stockholders’ equity in the Bank and no cash dividend may be paid on its capital stock if the effect thereof would be to cause the regulatory capital of the Bank to be reduced below an amount equal to the adjusted Liquidation Account balance.

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

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE M.	REGULATORY MATTERS (Continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital and Tier I capital to risk-weighted assets and of Tier I capital to average assets.  Management believes, as of December 31, 2011, that the Company and the Bank met all quantitative capital adequacy requirements to which they are subject.  However, there are qualitative factors established under federal regulation that also can affect a depositary institution’s capitalization status notwithstanding its actual capital amounts and ratios. The Company’s (consolidated) and the Bank’s actual capital amounts and ratios as of December 31, 2011 and 2010, are presented in the following table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2011
Total Capital (to Risk-Weighted Assets)
Consolidated	$44,878	20.21%	$17,763	8.00%	N/A	N/A
The Bank	$42,623	19.22%	$17,743	8.00%	$22,179	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	$42,083	18.95%	$8,882	4.00%	N/A	N/A
The Bank	$39,831	17.96%	$8,872	4.00%	$13,307	6.00%
Tier I Capital (to Average Assets)
Consolidated	$42,083	11.51%	$14,630	4.00%	N/A	N/A
The Bank	$39,831	10.91%	$14,606	4.00%	$18,257	5.00%

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE M.	REGULATORY MATTERS (Continued)

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2010
Total Capital (to Risk-Weighted Assets)
Consolidated	$45,092	17.84%	$20,216	8.00%	N/A	N/A
The Bank	$42,323	16.76%	$20,197	8.00%	$25,246	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	$42,672	16.89%	$10,108	4.00%	N/A	N/A
The Bank	$39,903	15.81%	$10,099	4.00%	$15,148	6.00%
Tier I Capital (to Average Assets)
Consolidated	$42,672	11.57%	$14,749	4.00%	N/A	N/A
The Bank	$39,903	10.90%	$14,639	4.00%	$18,298	5.00%

NOTE N.	COMMITMENTS AND CONTINGENCIES

The Bank is a party to financial instruments with off-balance-sheet risk entered into in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit, which are not included in the accompanying consolidated financial statements.  Commitments to extend credit are agreements to lend money at fixed and variable rates with fixed expiration dates or termination clauses.  The Bank applies the same credit standards used in the lending process when extending these commitments, and periodically reassesses the customer’s creditworthiness through ongoing credit reviews.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Collateral is obtained based on the Bank’s assessment of the transaction.  At December 31, 2011 and 2010, the Bank’s commitments to extend credit totaled $34,883,644 and $38,844,486, respectively.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk and collateralization policy involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Bank had total unfunded letters of credit of $4,124,034 and $4,427,377 as of December 31, 2011 and 2010, respectively.

The Bank is required to maintain reserves at the Federal Reserve Bank.  This requirement approximated $107,000 at December 31, 2011.  The Bank is in compliance with this requirement.

There were $2,914,468 and $6,074,014 loans held for sale at December 31, 2011 and December 31, 2010, respectively.

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE N.	COMMITMENTS AND CONTINGENCIES (continued)

At December 31, 2011, the total available lines of credit with several correspondent banks amounted to $33 million with an outstanding balance of $0 at December 31, 2011.  Subsequent to year-end, and the announcement of the Formal Agreement, two correspondent banks have cancelled $24.5 million of its line of credit to the Bank, and it is expected that other correspondent banks will take similar actions due to their own internal policies.  These cancellations are not expected to materially affect the Bank’s liquidity position since the availability under the Bank’s lines of credit is not included as part of the Bank’s monthly analysis of available liquidity.  Additionally, the Bank has available borrowing capacity of $72 million at the Federal Home Loan Bank and approximately $16 million at the Federal Reserve Discount Window.

The Company and its wholly-owned subsidiary, the Bank, are involved in certain litigation incurred in the normal course of business.  In the opinion of management and legal counsel, liabilities arising from such claims, if any, would not have a material effect upon the Company’s consolidated financial statements.

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

NOTE P.	DIVIDENDS

The Bank paid dividends to the Company amounting to $800,000 and $1,200,000 for the years ended December 31, 2011 and 2010, respectively.

NOTE Q.	INTEREST RATE RISK MANAGEMENT

There were no interest rate swaps at December 31, 2011 and December 31, 2010.

NOTE R.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Disclosures

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is based on the assumptions market participants would use when pricing the asset or liability.  A fair value hierarchy has been established that prioritizes the inputs used to develop those assumptions and to measure fair value.  The hierarchy requires companies to maximize the use of observable inputs and to minimize the use of unobservable inputs.  The three levels of inputs used to measure fair value are as follows:

•	Level 1 - Includes the most reliable sources, and includes quoted prices in active markets for identical assets or liabilities.

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE R.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

Cash Surrender Value of Life Insurance – The fair value approximates its carrying value, which is based on cash surrender values indicated by insurance companies.

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

Securities Sold Under Repurchase Agreements – The fair value approximates its carrying value.

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE R.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Commitments to Extend Credit and Standby Letters of Credit - The fair values of commitments to extend credit and standby letters of credit do not differ significantly from the commitment amount and are therefore omitted from this disclosure.

The estimated approximate fair values of the Bank’s financial instruments as of December 31, 2011 and 2010 are as follows:

	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(dollars in Thousands)
Financial Assets:
Cash and due from banks	$48,623	$48,623	$5,819	$5,819
Federal funds sold	-	-	112	112
Investment securities:
Held-to-maturity	25,829	27,647	39,761	40,610
Available-for-sale	91,528	91,528	97,308	97,308
Equity securities	1,637	1,637	1,835	1,835
Cash surrender value of life insurance	1,189	1,189	1,145	1,145
Loans, net	182,768	187,359	214,219	218,739

Financial Liabilities:
Deposits	263,058	263,616	258,543	259,192
Short-term borrowings	2,000	2,000	8,457	8,456
Long-term borrowings	7,000	7,446	9,000	9,368
Securities sold under repurchase agreements:
Retail	8,485	8,484	11,366	11,364
Structured	40,000	42,965	40,000	43,506
Junior subordinated debentures	5,155	5,155	5,155	5,155

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

The following table presents the balance of assets measured on a recurring basis as of December 31, 2011 and 2010.  The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE R.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2011:
Mortgage Backed Securities	$70,006,510	$0.00	$70,006,510	$0.00
Obligation of State and Political Subdivision	9,381,230	0.00	9,381,230	0.00
Obligations of Other U.S. Government Sponsored Agencies	12,140,120	0.00	12,140,120	0.00
Total	$91,527,860	$0.00	$91,527,860	$0.00
December 31, 2010:
Mortgage Backed Securities	$65,706,650	$0.00	$65,706,650	$0.00
Obligation of State and Political Subdivision	7,172,490	0.00	7,172,490	0.00
Obligations of Other U.S. Government Sponsored Agencies	24,429,270	0.00	24,429,270	0.00
Total	$97,308,410	$0.00	$97,308,410	$0.00

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

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE R.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011:
Assets:
Impaired Loans	$6,347,194	$0.00	$6,347,194	$0.00
Repossessed Assets	3,701,392	0.00	3,701,392	0.00
Total	$10,048,586	$0.00	$10,048,586	$0.00

December 31, 2010:
Assets:
Impaired Loans	$6,438,122	$0.00	$6,438,122	$0.00
Repossessed Assets	3,303,189	0.00	3,303,189	0.00
Total	$9,741,311	$0.00	$9,741,311	$0.00

NOTE S.	SUBSEQUENT EVENT

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements.

Subsequent to the balance sheet date, on February 21, 2012, the Board of Directors of the Bank entered into a Formal Agreement with the Comptroller and agreed to the establishment of the IMCRs.  See Note M, “Regulatory Matters,” above for a more detailed description of the Formal Agreement and the IMCRs and the actions the Bank is required to take to comply with the Formal Agreement.

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(THIS PAGE INTENTIONALLY LEFT BLANK)

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE S.	CONDENSED FINANCIAL INFORMATION OF BRITTON & KOONTZ CAPITAL CORPORATION

The financial information of Britton & Koontz Capital Corporation, parent company only, is as follows:

BALANCE SHEETS

	December 31
	2011	2010
ASSETS:
Cash	$2,009,153	$2,408,344
Investment in subsidiaries	41,893,959	42,474,012
Other assets	90,826	207,584
TOTAL ASSETS	$43,993,938	$45,089,940
LIABILITIES:
Junior subordinated debentures	$5,155,000	$5,155,000
Other liabilities	3,199	2,967
TOTAL LIABILITIES	5,158,199	5,157,967
STOCKHOLDERS’ EQUITY	38,835,739	39,931,973
TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY	$43,993,938	$45,089,940

STATEMENTS OF INCOME

	Years Ended December 31,
	2011	2010
REVENUE:
Dividend Received:
Britton & Koontz Bank, N.A.	$800,000	$1,200,000
Other income	1,437	2,766
	801,437	1,202,766
EXPENSES	335,113	349,704
	466,324	853,062
INCOME TAX EXPENSE (BENEFIT)	(108,452)	(129,408)
	574,776	982,470
EQUITY IN UNDISTRIBUTED EARNINGS:
Britton & Koontz Bank, N.A.	(180,300)	928,937
B&K Title Insurance Agency, Inc.	-	1,338
NET INCOME	$394,476	$1,912,745

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE S.	CONDENSED FINANCIAL INFORMATION OF BRITTON & KOONTZ CAPITAL CORPORATION (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$394,476	$1,912,745
Adjustments to reconcile net income to net cash provided by operating activities:
Deficit/(equity) on undistributed earnings and losses of subsidiaries	180,300	(930,275)
Unearned Compensation	10,173	(47,469)
(Increase)/decrease in other assets	116,758	(113,683)
Increase/(decrease) in other liabilities	234	45

Net Cash Provided by (Used in) Operating Activities	701,941	821,363

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,155,671)	(1,537,535)
Fair value of stock options	1,989	6,572
Common stock issued	101,500	107,100
Common stock forfeiture	(48,950)	-
Net Cash (Used in) Financing Activities	(1,101,132)	(1,423,863)
NET INCREASE/(DECREASE) IN CASH	(399,191)	(602,500)
CASH AT BEGINNING OF YEAR	2,408,344	3,010,844
CASH AT END OF YEAR	$2,009,153	$2,408,344

Index

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer of the Company (“CEO”) and the Chief Financial Officer of the Company (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2011.  Based on this evaluation, the CEO and CFO concluded that as of December 31, 2011, the Company’s disclosure controls and procedures are effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting is contained in Item 8, Financial Statements and Supplementary Data, and is incorporated herein by reference.  There were no changes to internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

Index

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
Retired

Index

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

Jarrett E. Nicholson
Credit Policy Officer and Chief Operations Officer
Britton & Koontz Capital Corporation
Britton & Koontz Bank, National Association

The additional information required in response to this item is incorporated into this report by reference to the material under the headings “Stock Ownership,” “Board of Directors,” “Committees of the Board of Directors” and “Executive Officers” in the Company’s Definitive Proxy Statement for its 2012 Annual Meeting of Shareholders (the “2012 Proxy Statement”).

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

Item 11.  Executive Compensation.

The information required in response to this item is incorporated into this report by reference to the material under the headings “Board of Directors” and “Executive Compensation” in the 2012 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2011.  The Britton & Koontz Capital Corporation 2007 Long-Term Incentive Compensation Plan (the “2007 LTIP”) was approved by the Company’s shareholders on April 24, 2007.  As of December 31, 2011, stock options and restricted stock are available for grant and award under the 2007 LTIP.

Index

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders(1)	14,000	$15.87	80,500
Equity compensation plans not approved by security holders	—	—	—
Total	14,000	$15.87	80,500

(1)	An aggregate of 115,000 shares of common stock are authorized for issuance under the 2007 LTIP in the form of stock options and restricted stock.

Additional information required in response to this item is incorporated into this report by reference to the material under the heading “Stock Ownership” in the 2012 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required in response to this item is incorporated into this report by reference to the material under the heading “Board of Directors” in the 2012 Proxy Statement.

Item 14.  Principal Accounting Fees and Services.

The information required in response to this item is incorporated into this report by reference to the material under the heading “Independent Registered Public Accountant” in the 2012 Proxy Statement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

1.	Consolidated Financial Statements and Supplementary Information for Years Ended December 31, 2011 and 2010, which include the following:

(a)	Management’s Annual Report on Internal Control over Financial Reporting
(b)	Report of Independent Registered Public Accounting Firm
(c)	Consolidated Balance Sheets
(d)	Consolidated Statements of Income
(e)	Consolidated Statements of Changes in Stockholders’ Equity
(f)	Consolidated Statement of Cash Flows
(g)	Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules

None

Index

3.	Exhibits required by Item 601 of Regulation S-K

Exhibit		Description of Exhibit

3.1	*
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
Salary Continuation Agreement dated December 18, 2007, between Britton & Koontz Bank, N.A. and W. Page Ogden, incorporated by reference to Exhibit 10.04 to Registrant’s Current Report on Form 8-K filed with the Commission on February 27, 2008

10.05	*
Formal Written Agreement dated February 21, 2012 between the Comptroller of the Currency of the United States and Britton & Koontz Bank, N.A., incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2012.

Index

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

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRITTON & KOONTZ CAPITAL CORPORATION

Date: March 12, 2012	By:	/s/ Robert R. Punches
Robert R. Punches
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert R. Punches
Robert R. Punches	Chairman and Director	March 12, 2012

/s/ W. W. Allen, Jr.
W. W. Allen, Jr.	Vice Chairman and Director	March 12, 2012

/s/ W. Page Ogden
W. Page Ogden	Principal Executive Officer and	March 12, 2012
Director
/s/ Craig A. Bradford, DMD
Craig A. Bradford, DMD	Director	March 12, 2012

/s/ George R. Kurz
George R. Kurz	Director	March 12, 2012

/s/ Vinod K. Thukral, Ph.D.
Vinod K. Thukral, Ph.D.	Director	March 12, 2012

/s/ Gordon S. LeBlanc, Jr.
Gordon S. LeBlanc, Jr.	Director	March 12, 2012

/s/ William M. Salters
William M. Salters	Treasurer, Principal Financial	March 12, 2012
Officer and Principal Accounting Officer

Index

EXHIBIT INDEX

Exhibit	Description of Exhibit

21	Subsidiaries of Britton & Koontz Capital Corporation

23	Consent of Independent Registered Public Accountants

31.1	Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document