Form 10-Q
period 2012-03-31
BRITTON & KOONTZ CAPITAL CORP
filed 2012-05-15
CIK 707604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,138,466 Shares of Common Stock, Par Value $2.50, were outstanding as of May 1, 2012.

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

Index

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

BRITTON & KOONTZ  CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF

A S S E T S

	March 31,	December 31,
ASSETS:	2012	2011
Cash and due from banks:
Non-interest bearing	$9,873,515	$9,437,968
Interest bearing	41,929,893	39,184,749
Total cash and due from banks	51,803,408	48,622,717
Federal funds sold	-	-
Investment Securities:
Available-for-sale (amortized cost, in 2012 and 2011, of $83,661,089 and $89,107,989, respectively)	86,368,856	91,527,860
Held-to-maturity (market value, in 2012 and 2011, of $25,605,448 and $27,646,820, respectively)	23,832,512	25,829,277
Equity securities	1,637,900	1,637,200
Loans, less allowance for loan losses of $4,209,298 in 2012 and $4,287,910 in 2011	169,415,829	179,854,122
Loans held for sale	4,984,282	2,914,468
Bank premises and equipment, net	7,244,122	7,307,924
Other real estate	7,163,006	3,701,392
Accrued interest receivable	1,258,751	1,334,950
Cash surrender value of life insurance	1,209,882	1,189,097
Core Deposits, net	208,290	235,194
Other assets	1,366,106	1,937,031

TOTAL ASSETS	$356,492,944	$366,091,232

See accompanying notes to the consolidated financial statements.

Index

BRITTON & KOONTZ  CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31,	December 31,
LIABILITIES:	2012	2011
Deposits
Non-interest bearing	$56,061,465	$53,097,241
Interest bearing	196,975,105	209,960,303
Total deposits	253,036,570	263,057,544

Federal Home Loan Bank advances	9,000,000	9,000,000
Federal funds purchased	-	-
Securities sold under repurchase agreements	48,630,237	48,484,635
Accrued interest payable	526,206	575,658
Advances from borrowers for taxes and insurance	117,566	191,629
Accrued taxes and other liabilities	749,143	791,027
Junior subordinated debentures	5,155,000	5,155,000
Total liabilities	317,214,722	327,255,493

STOCKHOLDERS' EQUITY:
Common stock - $2.50 par value per share; 12,000,000 shares authorized; 2,152,966 issued and 2,138,466 outstanding, for March 31, 2012, and December 31, 2011, respectively	5,382,415	5,382,415
Additional paid-in capital	7,456,546	7,437,103
Retained earnings	24,998,866	24,756,337
Accumulated other comprehensive income	1,697,770	1,517,259
Less: Treasury stock, 14,500 shares, at cost	(257,375)	(257,375)
Total stockholders' equity	39,278,222	38,835,739

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$356,492,944	$366,091,232

See accompanying notes to the consolidated financial statements.

Index

BRITTON & KOONTZ  CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF   INCOME

	Three Months Ended

	March 31,
	2012	2011
INTEREST INCOME:
Interest and fees on loans	$2,559,468	$3,005,719

Interest on investment securities:
Taxable interest income	445,614	911,179
Exempt from federal taxes	272,542	386,556
Interest on federal funds sold	-	43
Total interest income	3,277,624	4,303,497

INTEREST EXPENSE:
Interest on deposits	324,516	670,019
Interest on Federal Home Loan Bank advances	69,040	69,512
Interest on federal funds purchased	9	-
Interest on trust preferred securities	46,978	43,165
Interest on securities sold under repurchase agreements	440,798	445,271
Total interest expense	881,341	1,227,967

NET INTEREST INCOME	2,396,283	3,075,530

Provision for loan losses	-	750,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,396,283	2,325,530

OTHER INCOME:
Service charges on deposit accounts	303,304	346,460
Income from fiduciary activities	1,117	1,285
Gain/(loss) on sale of mortgage loans	91,126	145,917
Fees and commissions on mortgage loans	131,012	202,128
Gain/(loss) on sale of securities	-	666,993
Gain/(loss) on sale of premises & equipment	6,900	-
Gain/(loss) on sale of other real estate	(19,499)	-
Other	214,666	168,526
Total other income	728,626	1,531,309

See accompanying notes to the consolidated financial statements.

BRITTON & KOONTZ  CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF   INCOME

	Three Months Ended

	March 31,
	2012	2011
OTHER EXPENSES:
Salaries	1,277,087	1,558,788
Employee benefits	210,258	210,954
Director fees	37,559	37,059
Net occupancy expense	264,969	263,000
Equipment expenses	297,444	263,172
FDIC assessment	76,851	108,986
Advertising	39,826	43,201
Stationery and supplies	34,967	35,713
Audit expense	66,216	65,500
Other real estate expense, net	19,760	5,440
Amortization of deposit premium	26,904	26,904
Other	531,055	514,831
Total other expenses	2,882,896	3,133,548

INCOME BEFORE INCOME TAX EXPENSE	242,012	723,291

Income tax expense/(benefit)	(517)	147,871

NET INCOME	$242,529	$575,420

EARNINGS PER SHARE DATA:

Basic earnings per share	$0.11	$0.27
Basic weighted shares outstanding	2,138,466	2,136,788
Diluted earnings per share	$0.11	$0.27
Diluted weighted shares outstanding	2,138,466	2,137,907
Cash dividends per share	$-	$0.18

See accompanying notes to the consolidated financial statements.

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
	2012	2011
Net income	$242,529	$575,420
Other comprehensive income, net of tax:
Unrealized holding gains/(losses)	180,511	(1,148,854)
Reclassification adjustment for gains included in net income	-	666,993
Reclassification adjustment for (losses) included in net income	-	-
Total other comprehensive income/(loss)	180,511	(481,861)
Comprehensive income	$423,040	$93,559

See accompanying notes to the consolidated financial statements.

Index

BRITTON & KOONTZ  CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

					Accumulated
	Common Stock		Additional		Other		Total
			Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

Balance at December 31, 2010	2,135,466	$5,374,915	$7,379,891	$25,517,531	$1,917,011	$(257,375)	$39,931,974
Comprehensive Income:
Net income	-	-	-	575,420	-	-	575,420
Other comprehensive income (net of tax):	-	-	-	-	-	-	-
Net change in unrealized gain/(loss) on securities available for sale, net of taxes of $(286,657)	-	-	-	-	-	-	(1,148,854)
Reclassificatrion adjustment for gains included in net income	-	-	-	-	-	-	666,993
Reclassificatrion adjustment for (losses) included in net income	-	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	(481,861)	-	(481,861)
Total Comprehensive income	-	-	-	-	-	-	93,559
Cash Dividend paid $0.18 per share	-	-	-	(384,384)	-	-	(384,384)
Common stock issued	7,000	17,500	84,000	-	-	-	101,500
Unearned compensation	-	-	(78,785)	-	-	-	(78,785)
Fair Value unexercised stock options	-	-	562	-	-	-	562
Balance at March 31, 2011	2,142,466	$5,392,415	$7,385,668	$25,708,568	$1,435,150	$(257,375)	$39,664,426

Balance at December 31, 2011	2,138,466	$5,382,415	$7,437,103	$24,756,337	$1,517,259	$(257,375)	$38,835,739
Comprehensive Income:
Net income	-	-	-	242,529	-	-	242,529
Other comprehensive income (net of tax):	-	-	-	-	-	-	-
Net change in unrealized gain/(loss) on securities available for sale, net of taxes of $107,385	-	-	-	-	-	-	180,511
Reclassificatrion adjustment for gains included in net income	-	-	-	-	-	-	-
Reclassificatrion adjustment for (losses) included in net income	-	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	180,511	-	180,511
Total Comprehensive income							423,040
Unearned compensation	-	-	18,946	-	-	-	18,946
Fair Value unexercised stock options	-	-	497	-	-	-	497
Balance at March 31, 2012	2,138,466	$5,382,415	$7,456,546	$24,998,866	$1,697,770	$(257,375)	$39,278,222

See accompanying notes to the consolidated financial statements.

Index

BRITTON & KOONTZ  CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED MARCH 31,

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$242,529	$575,420
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes (benefit)	(11,143)	(302,008)
Provision for loan losses	-	750,000
Provision for depreciation	142,734	153,444
Stock dividends received	(700)	(800)
(Gain)/loss on sale of other real estate	19,499	-
(Gain)/loss on sale of mortgage loans	(91,126)	(145,917)
(Gain)/loss on sale of investment securities	-	(666,993)
(Gain)/loss on sale of premises and equipment	(6,900)	-
Net amortization (accretion) of securities	323,870	92,120
Amortization of deposit premium	26,904	26,904
Writedown of other real estate	(42,739)	-
Unearned compensation	18,946	(78,784)
Net change in:
Loans held for sale	(2,069,814)	3,359,810
Accrued interest receivable	76,199	96,483
Cash surrender value of life insurance	(20,785)	(9,713)
Other assets	570,923	404,728
Accrued interest payable	(49,452)	(66,270)
Accrued taxes and other liabilities	(138,126)	(131,758)

Net cash provided by (used in) operating activities	(1,009,181)	4,056,666

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase)/decrease in federal funds sold	-	112,497
Proceeds from sales, maturities and paydowns of securities:
Available-for-sale	5,126,055	16,404,907
Held-to-maturity	1,993,740	4,532,850
Redemption of FHLB stock	-	375,700
Purchase of FHLB stock	-	(174,800)
Purchase of securities:
Available-for-sale	-	(11,230,860)
(Increase)/decrease in loans	6,968,197	3,776,849
Proceeds from sale and transfers of other real estate	122,848	-
Proceeds from sale of premises and equipment	6,900	-
Purchase of premises and equipment	(78,933)	(58,195)

Net cash provided by (used in) investing activities	14,138,807	13,738,948

See accompanying notes to the consolidated financial statements.

BRITTON & KOONTZ  CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED MARCH 31,

	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES
Increase /(decrease) in customer deposits	(10,420,646)	15,612,792
Increase /(decrease) in brokered deposits	399,672	11,911
Increase /(decrease) in securities sold under repurchase agreements	145,602	555,653
Increase /(decrease) in FHLB advances	-	(8,457,000)
Increase /(decrease) in advances from borrowers for taxes and insurance	(74,063)	(94,132)
Cash dividends paid	-	(384,384)
Common stock issued	-	101,500
Fair value of unexercised stock options	497	562

Net cash provided by (used in) financing activities	(9,948,938)	7,346,902

NET INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS	3,180,688	25,142,516

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	48,622,717	5,818,853

CASH AND DUE FROM BANKS AT END OF PERIOD	$51,803,408	$30,961,369

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$930,793	$1,294,237
Cash paid/(refunds) during the period for income taxes	$(478,886)	$-

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Change in unrealized gains (losses) on securities available for sale	$287,896	$(768,518)

Change in the deferred tax effect in unrealized gains (losses) on securities available for sale	$107,385	$(286,657)

See accompanying notes to the consolidated financial statements.

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012

Note A.  Basis of Presentation

The consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 2011, has been derived from the audited financial statements of the Company for the year then ended.  The accompanying interim consolidated financial statements as of March 31, 2012, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the Company’s financial position and operating results as of and for the periods presented.  Certain 2011 amounts have been reclassified to conform to the 2012 presentation.

Note B.  Interest Rate Risk Management

On August 10, 2007, the Company’s wholly-owned subsidiary, Britton & Koontz Bank, N.A. (the “Bank”), entered into a 5 year, no-call 2-year Structured Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase”) for $20 million.  Effective July 20, 2010, the Company extended the term of this agreement for an additional three years.  The new agreement entered into is a 5 year, no-call 3-year Structured Repurchase Agreement with interest payments made quarterly on the 20th day of January, April, July and October, continuing up to and including the maturity date.  Chase, in its discretion, may terminate the agreement on July 20, 2013, by notice to the Company two business days prior to such date.  In exchange for the extension of the term, Chase lowered the interest rate to be paid from the original 4.82% to a fixed interest rate of 3.69%.  There is no interest rate cap embedded in the modified agreement.

On November 13, 2007, the Company entered into a 5 year, no-call 3-year Structured Repurchase Agreement with Chase for an additional $20 million.  Terms of the transaction call for the Bank to pay a fixed interest rate of 4.71%, which is no longer subject to adjustment.  Chase, in its discretion, may terminate this agreement on the 13th of each February, May, August and November.

Under each of the above-described repurchase agreements, the Bank is required to maintain a margin percentage of 105% on the subject securities.  These agreements with Chase were entered into as a means of adding additional leverage and to lock in a fixed rate for a certain period of time.

Note C.  Investment Securities

The amortized cost of the Bank’s investment securities, including held-to-maturity and available-for-sale securities, at March 31, 2012 and December 31, 2011, are summarized below.

The amortized cost and approximate fair value of investment securities classified as available-for-sale at March 31, 2012, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of State and Political Subdivisions	$8,624,276	$747,993	$-	$9,372,269
Mortgage-Backed Securities	63,036,813	1,832,251	(9,617)	64,859,447
Obligations of Other U.S.Government Sponsored Agencies	12,000,000	137,140	-	12,137,140
Total	$83,661,089	$2,717,383	$(9,617)	$86,368,856

Index

The amortized cost and approximate fair value of investment securities classified as available-for-sale at December 31, 2011, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of State and Political Subdivisions	$8,624,776	$756,454	$-	$9,381,230
Mortgage-Backed Securities	68,483,213	1,581,303	(58,006)	70,006,510
Obligations of Other U.S.Government Sponsored Agencies	12,000,000	140,120	-	12,140,120
Total	$89,107,989	$2,477,877	$(58,006)	$91,527,860

The amortized cost and approximate fair value of investment securities classified as held-to-maturity at March 31, 2012, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of State and Political Subdivisions	$19,245,597	$1,410,014	$(9,026)	$20,646,585
Mortgage-Backed Securities	4,586,914	371,948	-	4,958,862
Total	$23,832,512	$1,781,962	$(9,026)	$25,605,448

The amortized cost and approximate fair value of investment securities classified as held-to-maturity at December 31, 2011, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of State and Political Subdivisions	$20,831,257	$1,441,679	$(19,585)	$22,253,351
Mortgage-Backed Securities	4,998,020	395,449	-	5,393,469
Total	$25,829,277	$1,837,128	$(19,585)	$27,646,820

There were no investment securities classified as trading at March 31, 2012 or December 31, 2011.

The aggregate fair value and aggregate unrealized losses on securities whose fair values are below book values as of March 31, 2012 and December 31, 2011, are summarized below.  Due to the nature of the investment and current market prices, these unrealized losses are considered a temporary impairment of the securities.

Index

As of March 31, 2012, there was one security included in held-to-maturity and two securities included in available-for-sale with fair values below book value.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Held-to-Maturity:
Obligations of State and Political Subdivisions (1)	$480,974	$(9,026)	$-	$-	$480,974	$(9,026)
Total	$480,974	$(9,026)	$-	$-	$480,974	$(9,026)

Available-for-Sale:
Mortgage-Backed Securities (2)	$6,982,818	$(9,617)	$-	$-	$6,982,818	$(9,617)
Total	$6,982,818	$(9,617)	$-	$-	$6,982,818	$(9,617)

As of December 31, 2011, there was one security included in held-to-maturity and two securities included in available-for-sale with fair values below book value.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Held-to-Maturity:
Obligations of State and Political Subdivisions (1)	$-	$-	$470,415	$(19,585)	$470,415	$(19,585)
Total	$-	$-	$470,415	$(19,585)	$470,415	$(19,585)

Available-for-Sale:
Mortgaged-backed Securities (2)	$7,509,212	$(58,006)	$-	$-	$7,509,212	$(58,006)
Total	$7,509,212	$(58,006)	$-	$-	$7,509,212	$(58,006)

The unrealized losses in the Company’s investment portfolio, caused by interest rate increases, are not credit issues and are deemed to be temporary.  Cash flows from the mortgage-backed securities are guaranteed by the full faith and credit of the United States or by an agency of the United States government.  The Company also has the ability to hold these securities until maturity; the Company does not have the intent to sell, and more likely than not will not be required to sell, these securities prior to maturity.  Thus, the Company is not required to record any loss on the securities. However, asset/liability strategies may occasionally result in the Company adjusting the available-for-sale portfolio duration by selling securities in the portfolio.  There were no sales during the 1st quarter of 2012.

Index

Note D.  Loans and Allowance for Loan Losses

Management segregates the loan portfolio into portfolio segments.  Under applicable accounting rules, a loan portfolio segment is determined based on the level at which a bank develops and documents a systematic method for determining its allowance for loan losses.  The Bank’s portfolio segments are based on loan types and the underlying risk factors present in each loan type.  Such risk factors are periodically reviewed by management and revised as deemed appropriate.  The following tables set forth, as of March 31, 2012 and December 31, 2011, the balance of both the allowance for loan losses and all “financing receivables” (that is, the principal amount of all loans plus accrued and unpaid interest as of the applicable measurement date) by portfolio segment, which is then further segregated by amounts evaluated for impairment collectively and individually.  The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Index

Allowance for Credit losses and Recorded Investment in Financing Receivables
For the Period Ended March 31, 2012

	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for credit losses:

Beginning balance	$292,718	$1,535,721	$28,770	$2,005,068	$425,633	$4,287,910
Charge-offs	(8,142)	(3,951)	(12,979)	(135,314)	-	(160,386)
Recoveries	75,517	-	250	6,007	-	81,774
Provision	(61,493)	761,596	10,710	(1,252,474)	541,661	-
Ending balance	$298,600	$2,293,366	$26,751	$623,287	$967,294	$4,209,298

Ending balance: individually evaluated for impairment	$-	$1,107,350	$2,089	$234,176	$-	$1,343,615

Ending balance: collectively evaluated for impairment	$298,600	$1,186,016	$24,662	$389,111	$967,294	$2,865,683

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Financing receivables:

Ending balance	$21,257,000	$81,713,000	$3,700,000	$71,939,000	$-	$178,609,000

Ending balance: individually evaluated for impairment	$-	$4,444,728	$14,548	$1,287,825	$-	$5,747,101

Ending balance: collectively evaluated for impairment	$21,257,000	$77,268,272	$3,685,452	$70,651,175	$-	$172,861,899

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

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

As of March 31, 2012 and December 31, 2011, loan balances outstanding more than 90 days and still accruing interest amounted to $0 and $199 thousand, respectively.  As of March 31, 2012 and December 31, 2011, non-accrual loans were $5.7 million and $8.2 million, respectively.  In addition to non-accrual loans, the Bank considers all loans more than 90 days past due and troubled debt restructurings (“TDR’s”) as non-performing loans.

Index

The following tables present, by class, qualitative and quantitative information concerning the credit quality of financing receivables by credit quality indicators as of March 31, 2012 and December 31, 2011.

Credit Quality Indicators
As of March 31, 2012

	Performing	Non-Performing	Total
Commercial	$21,257,000	$-	$21,257,000
Consumer	3,685,452	14,548	3,700,000

Real Estate:
Construction and Development:
1-4 family residential	17,139,000	-	17,139,000
Other construction loans	6,501,183	624,817	7,126,000
Commercial Real Estate:
Owner occupied	36,802,356	1,772,644	38,575,000
Non-owner occupied	33,964,733	2,047,267	36,012,000
Residential:
1-4 family residential	46,590,175	1,287,825	47,878,000
Multi-family	6,922,000	-	6,922,000
Total	$172,861,899	$5,747,101	$178,609,000

Credit Quality Indicators
As of December 31, 2011

	Performing	Non-Performing	Total
Commercial	$22,216,151	$149,849	$22,366,000
Consumer	3,987,481	20,519	4,008,000

Real Estate:
Construction & Development:
1-4 family residential	12,511,000	-	12,511,000
Other construction loan	12,163,182	624,818	12,788,000
Commercial Real Estate:
Owner cccupied	37,237,608	1,920,392	39,158,000
Non-owner occupied	37,443,519	2,087,481	39,531,000
Residential:
1-4 family residential	44,799,001	540,999	45,340,000
Multi-family	7,707,092	3,647,908	11,355,000
Total	$178,065,034	$8,991,966	$187,057,000

Index

The following tables present, by class, an analysis of the age of the recorded investment in financing receivables that are 30-89 days past due based on the Company’s review policy along with financing receivables 90 days or more past due and still accruing interest as of March 31, 2012 and December 31, 2011.

Aged Analysis of Past Due Financing Receivables
As of March 31, 2012

	30-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Financing Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$779,010	$-	$779,010	$20,477,990	$21,257,000	$-
Consumer	36,980	4,177	41,157	3,658,843	3,700,000	-

Real Estate:
Construction & Development:
1-4 family residential	337,854	-	337,854	16,801,146	17,139,000	-
Other construction loan	642,710	624,817	1,267,527	5,858,473	7,126,000	-
Commercial Real Estate:
Owner cccupied	12,127	1,305,000	1,317,127	37,257,873	38,575,000	-
Non-owner occupied	440,506	-	440,506	35,571,494	36,012,000	-
Residential:
1-4 family residential	797,570	979,847	1,777,417	46,100,583	47,878,000	-
Multi-family	253,948	-	253,948	6,668,052	6,922,000	-
Total	$3,300,705	$2,913,841	$6,214,546	$172,394,454	$178,609,000	$-

Index

Aged Analysis of Past Due Financing Receivables
As of December 31, 2011

	30-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Financing Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$580,789	$149,849	$730,638	$21,635,362	$22,366,000	$149,849
Consumer	88,621	2,966	91,587	3,916,413	4,008,000	2,966

Real Estate:
Construction & Development:
1-4 family residential	456,544	-	456,544	12,054,456	12,511,000	-
Other construction loan	217,304	624,817	842,121	11,945,879	12,788,000	-
Commercial Real Estate:
Owner cccupied	-	1,305,000	1,305,000	37,853,000	39,158,000	-
Non-owner occupied	-	-	-	39,531,000	39,531,000	-
Residential:
1-4 family residential	206,203	393,744	599,947	44,740,053	45,340,000	46,087
Multi-family	56,982	3,590,926	3,647,908	7,707,092	11,355,000	-
Total	$1,606,443	$6,067,302	$7,673,745	$179,383,255	$187,057,000	$198,902

Index

The following table presents, by class, information regarding the recorded investment in financing receivables that have been placed on non-accrual status as of March 31, 2012 and December 31, 2011.

Financing Receivables on Non-Accrual Status
For the Periods Ended

	3/31/2012	12/31/2011

Commercial	$-	$-
Consumer	14,548	17,553

Real Estate:
Construction and Development:	-
1-4 family residential	-	-
Other construction loans	624,817	624,817
Commercial Real Estate:
Owner occupied	1,772,644	1,305,000
Non-owner occupied	2,047,267	2,087,481
Residential:
1-4 family residential	1,287,825	494,913
Multi-family	-	3,647,908
Total	$5,747,101	$8,177,672

The following tables present, by class, for loans that meet the definition of an impaired loan in sections 310-10-35-16 and 310-10-35-17 of Accounting Standards Codification Topic 310, “Receivables,” for the quarter ended March 31, 2012 and the year ended December 31, 2011, (1) the recorded investment in impaired loans for which there is a related allowance for credit loss, (2) the recorded investment in impaired loans for which there is not a related allowance for credit loss and (3) the total unpaid principal balance in the impaired loan.  Additionally, the table includes the average recorded investment in the impaired loan and the amount of interest income recognized using a cash basis method of accounting during the time within that period that the loans were impaired.

Index

Impaired Loans
For Quarter Ended March 31, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$-	$-	$-	$-	$-
Consumer	-	-	-	-	-
Real Estate:
Construction and Development:
1-4 family residential	-	-	-	-	-
Other construction loans	397,177	483,965	-	395,329	-
Commercial Real Estate:
Owner occupied	7,197	6,645	-	7,197	-
Non-owner occupied	-	-	-	-	-
Residential:
1-4 family residential	443,184	425,451	-	441,337	312
Multi-family	-	-	-	-	-

With Related Allowance Recorded:
Commercial	-	-	-	-	-
Consumer	18,111	18,110	2,089	18,356	-
Real Estate:
Construction and Development:
1-4 family residential	-	-	-	-	-
Other construction loans	354,981	556,817	-	353,366	-
Commercial Real Estate:
Owner occupied	2,101,087	2,763,323	406,961	2,094,490	-
Non-owner occupied	2,166,197	2,281,700	882,210	2,170,578	-
Residential:
1-4 family residential	937,137	987,518	52,355	938,036	-
Multi-family	-	-	-	-	-

Total:
Commercial	-	-	-	-	-
Consumer	18,111	18,110	2,089	18,356	-
Real Estate:
Construction and Development:
1-4 family residential	-	-	-	-	-
Other construction loans	752,158	1,040,782	-	748,695	-
Commercial Real Estate:
Owner occupied	2,108,284	2,769,968	406,961	2,101,687	-
Non-owner occupied	2,166,197	2,281,700	882,210	2,170,578	-
Residential:
1-4 family residential	1,380,321	1,412,969	52,355	1,379,373	312
Multi-family	-	-	-	-	-
	$6,425,071	$7,523,529	$1,343,615	$6,418,689	$312

Index

Impaired Loans
For Year Ended December 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$-	$-	$-	$-	$-
Consumer	20,745	20,847	-	23,494	-
Real Estate:
Construction and Development:
1-4 family residential	-	-	-	-	-
Other construction loans	741,769	1,040,782	-	840,624	-
Commercial Real Estate:
Owner occupied	1,477,578	1,868,836	-	1,957,307	29,003
Non-owner occupied	-	-	-	-	-
Residential:
1-4 family residential	411,438	401,521	-	411,763	-
Multi-family	58,682	56,704	-	58,682	-

With Related Allowance Recorded:
Commercial	-	-	-	-	-
Consumer	-	-	2,228	-	-
Real Estate:
Construction and Development:
1-4 family residential	-	-	-	-	-
Other construction loans	-	-	-	-	-
Commercial Real Estate:
Owner occupied	740,137	1,042,235	303,750	1,115,619	15,855
Non-owner occupied	2,179,117	2,291,377	459,731	2,192,034	-
Residential:
1-4 family residential	147,105	138,549	55,456	155,430	-
Multi-family	3,757,228	4,235,361	1,624,705	4,193,116	-

Total:
Commercial	-	-	-	-	-
Consumer	20,745	20,847	2,228	23,494	-
Real Estate:
Construction and Development:
1-4 family residential	-	-	-	-	-
Other construction loans	741,769	1,040,782	-	840,624	-
Commercial Real Estate:
Owner occupied	2,217,715	2,911,071	303,750	3,072,926	44,858
Non-owner occupied	2,179,117	2,291,377	459,731	2,192,034	-
Residential:
1-4 family residential	558,543	540,070	55,456	567,193	-
Multi-family	3,815,910	4,292,065	1,624,705	4,251,798	-
	$9,533,799	$11,096,212	$2,445,870	$10,948,069	$44,858

Index

Modifications
As of

	March 31, 2012			December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Trouble Debt Restructurings
Commercial	-	$-	$-	-	$-	$-
Consumer	-	-	-	-	-	-

Real Estate:
Construction and Development:
1-4 family residential	-	-	-	-	-	-
Other construction loans	-	-	-	-	-	-
Commercial Real Estate:
Owner occupied	3	3,000,381	2,107,455	4	3,148,204	2,218,273
Non-owner occupied	1	2,323,335	2,153,021	1	2,323,335	2,179,117
Residential:
1-4 family residential	-	-	-	-	-	-
Multi-family	-	-	-	1	4,183,839	3,698,435
Total	4	$5,323,716	$4,260,476	6	$9,655,378	$8,095,825

	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Trouble Debt Restructurings
That Subsequently Defaulted
Commercial	-	$-	-	$-
Consumer	-	-	-	-

Real Estate:
Construction and Development:
1-4 family residential	-	-	-	-
Other construction loans	-	-	-	-
Commercial Real Estate:
Owner occupied	2	1,634,225	2	1,594,516
Non-owner occupied	-	-	-	-
Residential:
1-4 family residential	-	-	-	-
Multi-family	-	-	-	-
Total	2	$1,634,225	2	$1,594,516

Note E.  Loans Held-for-Sale

The Company originates loans that will be sold in the secondary market and other loans that it plans to hold to maturity.  Loans to be held in the portfolio are classified as held-to-maturity at origination based on the Company’s intent and ability to hold until maturity.  These loans are reported at their outstanding balance.  Loans held-for-sale are designated as such at origination and locked in with an approved investor by obtaining a forward commitment to purchase the loan, usually not to exceed 30 days from closing.  Management has a clear intent to sell the loan based on the commitment it has obtained from the investor.  These loans are carried at the lower of cost or market value.

Loans held-for-sale primarily consist of fifteen and thirty year fixed rate, one to four family real estate loans which are valued at the lower of cost or market value, as determined by outstanding commitments from investors or current investor yield requirements, calculated on an individual basis.  These loans are sold to protect earnings and equity from undesirable shifts in interest rates.  Unrealized losses on loans held-for-sale, if any, are charged against income in the period of decline.  Such declines are recorded in a valuation allowance account and deducted from the cost basis of the loans.  Gains and fees on loans held-for-sale are recognized when realized and amounted to $222 thousand for the three months ended March 31, 2012.  The Company held $5.0 million of loans held-for-sale at March 31, 2012.

Loans in the portfolio, indicated as held-to-maturity, have been analyzed in the past and compiled as to the individual characteristics of each loan.  If at any time a decision is made to sell any loan in the portfolio, such loan is reclassified as held-for-sale and carried at the lower of cost or market value.

Note F.  Junior Subordinated Debentures

On March 26, 2003, the Company finalized its participation in FTN Financial Capital Market’s and Keefe, Bruyette & Woods’ pooled trust preferred offering.  The Company established Britton & Koontz Statutory Trust # 1 which issued 5,000 capital securities and 155 common securities with an aggregate liquidation amount of $5 million and $155 thousand, respectively.  The term of the capital securities and debentures is 30 years, callable after 5 years at the option of the Company.  The initial interest rate was 4.41%, adjusting quarterly at 3-Month LIBOR plus 3.15% and capped at 11.75%.  The interest rate at March 31, 2012, was 3.62%.  The securities are currently callable at the discretion of the Company on a quarterly basis.

Note G.  Loan Commitments

In the ordinary course of business, the Company enters into standby letters of credit and commitments to extend credit to its customers.  Letters of credit at March 31, 2012, and December 31, 2011, were $4.7 million and $4.1 million, respectively.  As of March 31, 2012, the Company had entered into commercial and residential loan commitments with certain customers that had an aggregate unused balance of $31.7 million, compared to $34.9 million at December 31, 2011.  Because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire, the balances on such commitments should not be used to project actual future liquidity requirements.  However, the Company does incorporate expectations about the level of draws under all credit-related commitments into its funds management process.

Note H.  Earnings per Share

Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding.  The computation of diluted income per share assumes the exercise of all outstanding securities potentially convertible into common stock, including options granted, unless the effect is anti-dilutive.  The effect will be anti-dilutive when the exercise price per share of an option exceeds the current market price for a share of Company stock.  The Company accounts for its options under the recognition and measurement of fair value provisions of Accounting Standards Codification (“ASC”) Topic 718, “Compensation—Stock Compensation.”  The Company uses the Black-Scholes method for valuing stock options.  The following information sets forth the computation of earnings per share for the three months ended March 31, 2012 and 2011.

Index

	For the three months ended March 31,
	2012	2011
Basic weighted average shares outstanding	2,138,466	2,136,788
Dilutive effect of granted options	-	1,119

Diluted weighted average shares outstanding	2,138,466	2,137,907
Net income	$242,530	$575,421
Net income per share-basic	$0.11	$0.27
Net income per share-diluted	$0.11	$0.27

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

Index

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

Securities Sold Under Repurchase Agreements – The fair value approximates their carrying value.

Junior Subordinated Debt – Due to short-term variable repricing, the fair value approximates its carrying value.

Commitments to Extend Credit and Standby Letters of Credit - The fair values of commitments to extend credit and standby letters of credit do not differ significantly from the commitment amount and are therefore omitted from this disclosure.

The estimated approximate fair values of the Company’s financial instruments as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(dollars in Thousands)
Financial Assets:
Cash and due from banks	$51,803	$51,803	$48,623	$48,623
Investment securities:
Held-to-maturity	23,833	25,605	25,829	27,647
Available-for-sale	86,369	86,369	91,528	91,528
Equity securities	1,638	1,638	1,637	1,637
Cash surrender value of life insurance	1,210	1,210	1,189	1,189
Loans, net	174,400	178,565	182,768	187,359

Financial Liabilities:
Deposits	253,037	253,547	263,058	263,616
Short-term borrowings	2,000	2,000	2,000	2,000
Long-term borrowings	7,000	7,415	7,000	7,446
Securities sold under repurchase agreements:
Retail	8,630	8,629	8,485	8,484
Structured	40,000	42,717	40,000	42,965
Junior subordinated debentures	5,155	5,155	5,155	5,155

Index

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

The following table presents the balance of assets measured on a recurring basis as of March 31, 2012 and December 31, 2011.  As of those dates, the Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2012:

Mortgage-Backed Securities	$64,859,447	$0.00	$64,859,447	$0.00

Obligation of State and Political Subdivision	9,372,269	0.00	9,372,269	0.00

Obligations of Other U.S. Government Sponsored Agencies	12,137,140	0.00	12,137,140	0.00

Total	$86,368,856	$0.00	$86,368,856	$0.00

December 31, 2011:

Mortgage-Backed Securities	$70,006,510	$0.00	$70,006,510	$0.00

Obligation of State and Political Subdivision	9,381,230	0.00	9,381,230	0.00

Obligations of Other U.S. Government Sponsored Agencies	12,140,120	0.00	12,140,120	0.00

Total	$91,527,860	$0.00	$91,527,860	$0.00

Index

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

The following table presents the balance of assets measured on a non-recurring basis as of March 31, 2012 and December 31, 2011.

Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2012:

Assets:

Impaired Loans	$4,403,486	$0.00	$4,403,486	$0.00

Repossessed Assets	7,163,006	0.00	7,163,006	0.00

Total	$11,566,492	$0.00	$11,566,492	$0.00

December 31, 2011:

Assets:

Impaired Loans	$6,347,194	$0.00	$6,347,194	$0.00

Repossessed Assets	3,701,392	0.00	3,701,392	0.00

Total	$10,048,586	$0.00	$10,048,586	$0.00

Note J. Subsequent Events

The Company evaluated events and transactions occurring subsequent to March 31, 2012 for potential recognition or disclosure in the financial statements included in this quarterly report.  The Company has concluded that no significant events occurred after March 31, 2012, but prior to the issuance of these financial statements that would have a material impact on its financial statements.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to present a review of the major factors affecting the financial condition of Britton & Koontz Capital Corporation (the “Company”) and its wholly-owned subsidiary, Britton & Koontz Bank, N.A. (the “Bank”), as of March 31, 2012, as compared to the Company’s financial condition as of December 31, 2011, and the results of operations of the Company for the three-month period ended March 31, 2012, as compared to the corresponding period in 2011.

Summary

Net income and earnings per diluted share for the three months ended March 31, 2012, was $243 thousand and $.11 per diluted share, respectively, compared to $575 thousand and $.27 per diluted share for the quarter ended March 31, 2011.  The decrease in earnings in the 1st quarter of 2012 as compared to the same period in 2011 is due primarily to three factors.  Net interest income declined from $3.1 million to $2.4 million quarter over quarter.  Offsetting this decrease, the Company’s provision for loan losses in the 1st quarter of 2011 was $750 thousand compared to $0 during the 1st quarter of 2012.  Finally, the Company sold investment securities in the 1st quarter of 2011 for a gain of $667 thousand, while it did not sell any investment securities in the 1st quarter of 2012.

Assets decreased $9.6 million from December 31, 2011 to $356.5 million at March 31, 2012 due primarily to lower investment securities and loans offset by an increase of $3.2 million in Federal Reserve cash balances.  At March 31, 2012, investment securities of $111.8 million were down $7.2 million from December 31, 2011 while loans declined $8.4 million to $174.4 million over the same period which reflects lower loan demand in all Company markets.  The decrease in loans also reflects the transfer of a $3.5 million credit from non-accrual to other real estate which increased from $3.7 million at December 31, 2011, to $7.2 million at March 31, 2012.  Total deposits decreased $10.0 million to $253.0 million at March 31, 2012 from $263.1 million at December 31, 2011, while total borrowings remained relatively the same at $57.6 million.  Total stockholders’ equity increased $442 thousand to $39.3 million at March 31, 2012, from $38.8 million at December 31, 2011.

The Company did not provide any expense for possible loan losses for the three month period ending March 31, 2012, due mainly to the level of the allowance for loan loss and reduced 1st quarter net charge-offs.  Net charge-offs decreased to $78 thousand during the 1st quarter of 2012 compared to $98 thousand during the 1st quarter of 2011 and $1.8 million during the 4th quarter of 2011.  Total non-performing assets ended the 1st quarter of 2012 at $12.9 million compared to $12.7 million at December 31, 2011.

While non-performing assets appear to have stabilized, management remains cautious and is still uncertain as to whether the Company’s local markets have stabilized.  Therefore, unexpected asset quality issues may still arise.  Management continues its efforts to identify and resolve problem credits as quickly as possible.

Finally, as described in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2012, as a result of the Report of Examination of the Bank as of July 6, 2011 by the Office of the Comptroller of the Currency (the “OCC”), on February 21, 2012, the Board of Directors of the Bank entered into the Formal Agreement with the OCC (the “Formal Agreement”).  In addition, the OCC established higher individual minimum capital ratios (the “IMCRs”) for the Bank, effective as of February 21, 2012.  Please refer to the Company’s Annual Report on Form 10-K (particularly, Item 1, Business, thereof) for more specific information regarding the Formal Agreement and the IMCRs.  It remains unclear at this time what effects, if any, the restrictions imposed on the Bank under the Formal Agreement or the elevated capital requirements necessary to comply with the IMCRs will have on the Company’s and the Bank’s financial condition and results of operations.

Index

Financial Condition

Loans

Total loans decreased $8.4 million to $174.4 million at March 31, 2012, from $182.8 million at December 31, 2011, due to lower commercial real estate activity and transfers of loans to other real estate.  Further declines are expected to occur in the Company’s commercial and residential real estate portfolio through the remainder of 2012, as repaid loans are not replaced with new lending.  The depressed economic conditions affecting the United States generally have weakened demand in all Company markets.  The Company’s decision to expand its mortgage operations by hiring new loan originators in 2009 has resulted in increased originations and sales of 1-4 family residential loans in the secondary market.  The Company sold approximately $12 million of 1-4 family residential loans during the 1st quarter of 2012 and $42 million during the year 2011.  The Company’s decision to primarily sell its loans in the secondary market, coupled with the lack of market demand, has contributed to the decline in total loans.  The Company has begun programs that will allow it to hold in the portfolio some high credit quality short to mid-term residential loans.  The following table presents the Company’s loan portfolio composition at March 31, 2012, and December 31, 2011.

COMPOSITION OF LOAN PORTFOLIO

	03/31/12	12/31/11
Commercial, financial & agricultural	$21,257,000	$22,366,000
Real estate-construction	24,265,000	25,299,000
Real estate-residential	54,800,000	56,695,000
Real estate-other	74,587,000	78,689,000
Installment	3,635,000	3,912,000
Other	65,000	96,000
Total loans	$178,609,000	$187,057,000

The Company’s loan portfolio at March 31, 2012, had no significant concentrations of loans other than in the categories presented in the table above.

Investment Securities

The Company’s investment portfolio at March 31, 2012, consisted of mortgage-backed, agency and municipal securities.  Investment securities that are classified as held-to-maturity (“HTM”) are accounted for by the amortized cost method while securities in the available-for-sale (“AFS”) category are accounted for at fair value.  Changes in value of the AFS securities are recorded in the equity section of the balance sheet in “accumulated other comprehensive income.”

Management determines the classification of its securities at acquisition.  Total HTM and AFS investment securities decreased $7.2 million to $110.2 million at March 31, 2012 from $117.4 million at December 31, 2011.  The decrease is due to the normal monthly pay downs and the retention of such pay downs as cash rather than the reinvestment of such cash into investment securities.  Equity securities remained relatively the same at $1.6 million.   At March 31, 2012, equity securities were comprised primarily of Federal Reserve Bank stock of $522 thousand, Federal Home Loan Bank (“FHLB”) stock of $813 thousand, ECD Investments, LLC membership interests of $100 thousand and the Company’s $155 thousand investment in B&K Statutory Trust.

Bank Premises

There have been no material changes in the Company’s premises since December 31, 2011.

Asset Quality

Management continually monitors the diversification of the loan portfolio and assesses loan quality.  When the assessment of an individual loan relationship indicates that the borrower has a defined weakness in the ability to repay and collection of all outstanding principal and/or interest is in doubt, the debt is placed on non-accrual.  By placing loans on non-accrual, the Company recognizes a problem credit, foregoes interest that is likely uncollectible, and adjusts the carried loan balance to reflect the collection amount expected.  When problem credits are transferred to non-accrual status, the accrual of interest income is discontinued and all previously accrued and uncollected interest for the year is reversed against interest income.  A non-accrual loan may be restored to accrual status when it is no longer delinquent and management no longer doubts the collectability of interest and principal.

Index

The OCC’s Report of Examination highlighted certain deficiencies in the Company’s policies and procedures for monitoring the loan portfolio and assessing asset quality.  Among other things, the OCC found that: (1) cash flow analysis to determine a borrower’s ability to repay was not performed consistently, (2) the Company did not perform necessary post-funding analysis on large or complex credits, and (3) credit and collateral exceptions were too high, with insufficient processes to reduce these exceptions.  In the Formal Agreement, the Bank committed to addressing these and other deficiencies noted in the Report of Examination.  In management’s opinion, the Bank has made measurable progress in rectifying the issues noted in the Report of Examination, and management will continue to work with the OCC to meet its obligations under the Formal Agreement.

Several key measures are used to evaluate and monitor the Company’s asset quality.  These measures include the levels and percentages of total nonperforming assets, loan delinquencies, non-accrual loans, foreclosed assets and charge-offs.  Nonperforming assets, including non-accrual loans of $5.7 million and other real estate of $7.2 million, increased $217 thousand to $12.9 million at March 31, 2012, from $12.7 million at December 31, 2011.  Nonperforming loans as a percent of total loans, net of unearned income and loans held-for-sale (“LHFS”), decreased to 3.31% at March 31, 2012, compared to 4.88% at December 31, 2011.  Net charge-offs during the 1st quarter of 2012 decreased to $78 thousand compared to $1.8 million during the 4th quarter of 2011 and $98 thousand during the 1st quarter of 2011.  The Company moved one non-performing multi-family in the amount of $3.5 million to other real estate in the 1st quarter of 2012.

A breakdown of nonperforming assets at March 31, 2012, and December 31, 2011, is shown below.

BREAKDOWN OF NONPERFORMING ASSETS

	03/31/12	12/31/11
	(dollars in thousands)
Non-accrual loans by type:
Real estate	$5,733	$8,160
Installment	14	18
Commercial and all other loans	-	-
Total non-accrual loans	5,747	8,178
Loans past due 90 days or more	-	199
Troubled debt restructuring, still accruing	-	615
Total nonperforming loans	5,747	8,992
Other real estate owned (net)	7,163	3,701
Total nonperforming assets	$12,910	$12,693
Nonperforming loans to total loans, net of LHFS	3.31%	4.88%
Nonperforming loans to total assets	1.61%	2.46%
Nonperforming assets to total loans, net of LHFS	7.44%	6.89%
Nonperforming assets to total assets	3.62%	3.47%

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

Index

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

Based upon this evaluation, management believes the allowance for loan losses of $4.2 million at March 31, 2012, which represents 2.42% of gross loans less unearned interest and LHFS, is adequate, under prevailing economic conditions, to absorb probable losses on existing loans based on information currently available to management.  At December 31, 2011, the allowance for loan loss was $4.3 million, or 2.33% of gross loans less unearned interest and LHFS.  The allowance at March 31, 2012, includes a specific allocation of approximately $1.3 million on total impaired loans of $5.7 million.

The process by which management determines the appropriate level of the allowance, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates.

Provision for Loan Losses

The provision for loan losses is a charge to earnings to maintain the allowance for loan losses at a level consistent with management’s assessment of the risk of loss in the loan portfolio in light of current risk management strategies, economic conditions and market trends.  The Company did not allocate a provision expense during the 1st quarter of 2012 compared to $750 thousand for the 1st quarter of 2011 primarily due to lower net charge-offs during the 1st quarter of 2012 and the current level of the allowance account.

The Company regularly reviews the allowance account in an effort to maintain it at an adequate level and collects necessary data to make a proper provision expense to earnings.  Based on its current calculation and analysis, no provision was deemed necessary.  However, factors may come to light during the remainder of 2012 that may influence management to change its provision.  The following table details the allowance activity for the three months ended March 31, 2012 and 2011:

Index

ACTIVITY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

	03/31/12	03/31/11
	(dollars in thousands)
Balance at beginning of period	$4,288	$2,420
Charge-offs:
Real Estate	(144)	(91)
Commercial	(8)	(12)
Installment and other	(8)	(10)
Recoveries:
Real Estate	6	5
Commercial	76	8
Installment and other	-	2
Net (charge-offs)/recoveries	(78)	(98)
Provision charged to operations	-	750
Balance at end of period	$4,209	$3,072
Allowance for loan losses as a percent of loans, net of unearned interest and LHFS	2.42%	1.49%
Net charge-offs as a percent of average loans1	.04%	.05%
Net charge-offs as a percent of average loans2	1.53%	.66%

1. Net charge-offs are year to date
2. Net charge-offs are trailing twelve months

Potential Problem Loans

At March 31, 2012, the Company had no loans, other than those balances incorporated in the above tables, which management had significant doubts as to the ability of the borrower to comply with current repayment terms.

Deposits

Total deposits decreased $10.0 million from $263.0 million at December 31, 2011, to $253.0 million at March 31, 2012.  The decrease is due primarily to the loss of public funds deposits which are considered non-core.
The composition of the Company’s deposits is described in the following table.

COMPOSITION OF DEPOSITS
	03/31/12	12/31/11
Non-Interest Bearing	$56,061,465	$53,097,241
NOW Accounts	59,886,530	71,282,519
Money Market Deposit Accounts	34,842,032	36,943,902
Savings Accounts	21,794,698	19,708,682
Certificates of Deposit	80,451,845	82,025,200
Total Deposits	$253,036,570	$263,057,544

Borrowings

Total Company borrowings, including FHLB advances, federal funds purchased customer and structured repurchase agreements and junior subordinated debentures, remained relatively the same at $57.6 million at March 31, 2012.    The Company includes in these borrowings balances that the Company has pursuant to agreements with local depositors to sweep overnight funds from their commercial deposit accounts.  Because of the nature of the agreements, these sweep accounts are included as borrowings rather than local customer deposits; these amounts are classified as repurchase agreements and included under the “Securities sold under repurchase agreements” line item on the Company’s balance sheet.  Management believes these accounts perform more like a core deposit rather than a bank obligation.

Index

Capital

Stockholders' equity totaled $39.3 million at March 31, 2012, compared to $38.8 million at December 31, 2011.  The increase in equity is primarily related to earnings of $243 thousand coupled with a $180 thousand change in unrealized losses in the AFS investment portfolio.

The Company and Bank maintained a total capital to risk weighted assets ratio of 20.97% and 19.97%, respectively, a Tier 1 capital to risk weighted assets ratio of 19.71% and 18.71%, respectively, and a leverage ratio of 12.07% and 11.56%, respectively, at March 31, 2012.  These levels substantially exceed the minimum quantitative requirements of bank regulatory agencies for well-capitalized institutions of 10.00%, 6.00% and 5.00%, respectively.  Components of comprehensive income are excluded from the calculation of capital ratios.  However, there are also qualitative factors established under federal regulation that can affect a depositary institution’s capitalization status notwithstanding its actual capital amounts and ratios.  As noted earlier, under the IMCRs imposed by the OCC, the Bank is now required to maintain a total risk-based capital to risk-weighted assets ratio of 12.00% and a Tier I capital to adjusted total assets ratio of 8.00%.  The elevated IMCR ratios are not expected to contribute negatively to the Company’s well capitalized status.  The ratio of shareholders' equity to assets increased to 11.02% at March 31, 2012, compared to 10.61% at December 31, 2011, due primarily to the decrease in total assets.

Off-Balance Sheet Arrangements

There have been no material changes in the Company’s off-balance sheet arrangements during the three months ended March 31, 2012.  See Note B and Note G to the Company’s consolidated financial statements for a description of the Company’s off-balance sheet arrangements.

Results of Operations

Net Interest Income and Net Interest Margin

One of the largest components of the Company’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds.  The net interest margin is net interest income expressed as a percentage of average earning assets.

Net interest income ended March 31, 2012, at $2.4 million compared to $3.1 million at March 31, 2011. This decline was due primarily to lower average earning assets, offset by lower funding costs of interest bearing liabilities.  Contributing to the lower average earning assets was a $28 million decrease in average loans coupled with a $21 million decline in average investment securities offset by increases in average interest bearing cash balances of $22 million.  In addition to the lower volumes, the shift from loans and investments to cash contributed heavily to the decline in net interest income.  Interest rate spread fell by 50 basis points as yields on earning assets declined 84 basis points while costs on funding liabilities declined only 34 basis points.  Net interest margin declined from 3.44% at March 31, 2011, to 2.90% at March 31, 2012.  As interest rates remain low and mortgage refinancing remain elevated, net interest income will continue to be compressed.  However, net interest income is expected to improve as $20 million of the Company’s Structured Repurchase Agreements mature in November 2012.

Non-Interest Income/ Non-Interest Expense

Non-interest income ended March 31, 2012, at $729 thousand compared to $1.5 million at March 31, 2011.  The decrease is due primarily to the sale of approximately $11 million of mortgage-backed securities in the 1st quarter of 2011 generating gains of $667 thousand.  Additionally, mortgage revenue declined $126 thousand during the compared periods.  Contributing to the decline is the large amount of mortgage sales that were completed in the 1st quarter of 2011 of $16.4 million as opposed to completed sales in the 1st quarter of 2012 of $7.6 million.  Non-interest expense decreased $251 thousand to $2.9 million at March 31, 2012, compared to $3.1 million at March 31, 2011.  The decrease is primarily due to lower personnel costs associated with the decrease in full time equivalents from 109 to 102, offset by an increase in other real estate expense of $14 thousand.

Index

Income Taxes

The Company recorded an income tax benefit of $517 for the three months ended March 31, 2012, compared to income tax expense of $148 thousand for the same period in 2011.  The tax benefit during 2012 was related to the Company’s lower core earnings and the tax exempt municipal securities portfolio.

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

The Company has established a liquidity contingency plan to guide the Bank in the event of a liquidity crisis.  The plan describes the normal operating environment, prioritizes funding options and outlines management responsibilities and board notification procedures.  As more emphasis has been directed to liquidity needs, the Company has enhanced its contingency plan to include stress levels, heightened reporting and monitoring along with testing to better understand and report its liquidity position and needs.  In addition, under the Formal Agreement, the Bank is required to adopt a capital plan.  Please refer to Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” for a discussion of the items the capital plan is intended to address.

The Company’s cash and cash equivalents increased $3.2 million to $51.8 million at March 31, 2012, from $48.6 million at December 31, 2011.  Cash was used in operating and financing activities during the 1st quarter of 2012 in the amounts of $1.0 million and $9.9 million, respectively while investing activities provided $14.1 million.

At March 31, 2012, in its liquidity contingency planning, the Company did not rely on any of its existing unsecured federal funds lines with correspondent banks.  The Company maintains the ability to draw on its available line of credit with the FHLB in the amount of approximately $66 million.  In addition to these lines of credit, the Bank had approximately $70 million in liquid assets including unencumbered investment securities available for collateralized borrowing of $28 million, and cash available at the Federal Reserve Bank of $42 million.   Enhancing these liquidity levels, the Company has the ability to add $36 million from the brokered CD market.  Management believes that overall liquidity measures, as outlined above, indicate that the Company has adequate resources to fund foreseeable asset growth or to meet unanticipated deposit fluctuations or other immediate cash needs.

Certain restrictions exist on the ability of the Bank to transfer funds to the Company in the form of dividends and loans.  These restrictions are described in detail in Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” and incorporated by reference herein.  These restrictions have not had, and are not expected to have, a material impact on the Company’s ability to meet its anticipated cash obligations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties, which could cause the actual results to differ materially from the Company’s expectations.  Forward-looking statements have been and will be made in written documents and oral presentations of the Company.  Such statements are based on management’s beliefs as well as assumptions made by and information currently available to management.  When used in the Company’s documents (including this Report) or oral presentations, the words “anticipate,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “goal” and similar expressions are intended to identify forward-looking statements.  In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company’s actual results to differ materially from those contemplated in any forward-looking statements include, among others, increased competition, regulatory factors (including the effects of the Formal Agreement and the IMCRs (each as discussed above)), economic conditions, changing market conditions, availability or cost of capital, employee workforce factors, costs and other effects of legal and administrative proceedings, and changes in federal, state or local legislative requirements.  The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements.

Index

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

Pursuant to Mississippi law, the Company’s Board of Directors may authorize the Company to pay cash dividends to its shareholders.  The only limitation on dividends under Mississippi law is that no distribution may be made if, after giving effect to the distribution, (1) the Company would not be able to pay its debts as they come due in the usual course of business, or (2) the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of any shareholders whose preferential rights are superior to those receiving the distribution.

The principal source of the Company’s cash revenues are dividends from the Bank.  Federal banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company.  Under federal law, the directors of a national bank, after making proper deduction for all expenses and other deductions required by the OCC, may credit net profits to the bank’s undivided profits account, and may declare a dividend from that account of so much of the net profits as they judge expedient.  The OCC and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings.  The Bank’s ability to pay dividends is also limited by prudence, statutory and regulatory guidelines, and a variety of other factors.

In addition to these general restrictions, the Bank’s ability to pay a dividend is subject to additional restrictions imposed on the Bank pursuant to the Formal Agreement.  The Formal Agreement requires the Bank to adopt, with the OCC’s prior approval, a capital plan by May 21, 2012, which must address, among other things, the Bank’s plans for the maintenance of adequate capital, projections for growth and capital requirements and projections for the sources and timing of additional capital to satisfy the Bank’s capital needs.  Management of the Bank is currently in the process of preparing the capital plan for the review and approval by the Bank’s newly-formed Compliance Committee and the full Board of Directors.  After receiving the approval of both the Compliance Committee and the full Board of Directors, the Bank will submit the capital plan to the OCC for approval.  Although management does not currently foresee any impediment to the Bank’s adopting the capital plan within the required timeframe, the capital plan must be approved by the OCC; the Bank cannot provide any assurances as to the date by which the OCC will approve the capital plan.  The Bank may only pay a dividend if it is in compliance, and would remain in compliance after payment of the dividend, with this capital plan.  Additionally, the Bank must obtain prior written non-objection from the Assistant Deputy Comptroller of the OCC before the Bank can declare a dividend.

Index

Certain restrictions also exist on the ability of the Bank to transfer funds to the Company in the form of loans.  Federal Reserve regulations limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations.  At March 31, 2012, the maximum amount available for transfer from the Bank to the Company in the form of loans on a secured basis was $1.9 million.  There were no loans outstanding from the Bank to the Company at March 31, 2012.

Index

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
Formal Written Agreement dated February 21, 2012 between the Comptroller of the Currency of the United States and Britton & Koontz Bank, N.A., incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed with the Commission on February 21, 2012.

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRITTON & KOONTZ CAPITAL CORPORATION

Date: May 15, 2012	/s/ W. Page Ogden
W. Page Ogden
Chief Executive Officer

Date: May 15, 2012	/s/ William M. Salters
William M. Salters
Chief Financial Officer

Index

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