Form 10-Q
period 2012-06-30
BRITTON & KOONTZ CAPITAL CORP
filed 2012-08-14
CIK 707604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,138,466 Shares of Common Stock, Par Value $2.50, were outstanding as of August 1, 2012.

BRITTON & KOONTZ CAPITAL CORPORATION
AND SUBSIDIARIES
INDEX

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

BRITTON & KOONTZ  CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF

A S S E T S

	June 30,	December 31,
ASSETS:	2012	2011
Cash and due from banks:
Non-interest bearing	$8,786,810	$9,437,968
Interest bearing	41,378,896	39,184,749
Total cash and due from banks	50,165,706	48,622,717
Federal funds sold	-	-
Investment Securities:
Available-for-sale (amortized cost, in 2012 and 2011, of $78,238,653 and $89,107,989, respectively)	81,274,824	91,527,860
Held-to-maturity (fair value, in 2012 and 2011, of $25,228,891 and $27,646,820, respectively)	23,345,540	25,829,277
Equity securities	1,353,500	1,637,200
Loans, less allowance for loan losses of $3,940,236 in 2012 and $4,287,910 in 2011	160,820,863	179,854,122
Loans held for sale	3,864,726	2,914,468
Bank premises and equipment, net	7,276,881	7,307,924
Other real estate	7,489,002	3,701,392
Accrued interest receivable	1,164,417	1,334,950
Cash surrender value of life insurance	1,214,350	1,189,097
Core Deposits, net	181,386	235,194
Other assets	2,562,924	1,937,031

TOTAL ASSETS	$340,714,119	$366,091,232

See accompanying notes to the consolidated financial statements

Index

BRITTON & KOONTZ  CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
LIABILITIES:	2012	2011
Deposits
Non-interest bearing	$50,771,545	$53,097,241
Interest bearing	187,385,014	209,960,303
Total deposits	238,156,559	263,057,544

Federal Home Loan Bank advances	7,000,000	9,000,000
Securities sold under repurchase agreements	49,215,251	48,484,635
Accrued interest payable	519,771	575,658
Advances from borrowers for taxes and insurance	119,995	191,629
Accrued taxes and other liabilities	980,075	791,027
Junior subordinated debentures	5,155,000	5,155,000
Total liabilities	301,146,651	327,255,493

STOCKHOLDERS' EQUITY:

Common stock - $2.50 par value per share; 12,000,000 shares authorized; 2,152,966 and 2,138,466 issued and outstanding for June 30, 2012 and December 31, 2011, respectively	5,382,415	5,382,415
Additional paid-in capital	7,470,498	7,437,103
Retained earnings	25,068,251	24,756,337
Accumulated other comprehensive income	1,903,679	1,517,259
Less: Treasury stock, 14,500 shares, at cost	(257,375)	(257,375)
Total stockholders' equity	39,567,468	38,835,739

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$340,714,119	$366,091,232

See accompanying notes to the consolidated financial statements

Index

BRITTON & KOONTZ  CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF   INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
INTEREST INCOME:
Interest and fees on loans	$2,401,190	$2,979,375	$4,960,658	$5,985,094
Interest on investment securities:
Taxable interest income	432,829	762,632	878,443	1,673,811
Exempt from federal taxes	274,390	361,846	546,931	748,402
Interest on federal funds sold	-	48	-	91
Total interest income	3,108,409	4,103,901	6,386,032	8,407,398

INTEREST EXPENSE:
Interest on deposits	282,753	647,915	607,269	1,317,935
Interest on Federal Home Loan Bank advances	64,315	69,040	133,364	138,552
Interest on trust preferred securities	45,775	43,652	92,753	86,817
Interest on securities sold under repurchase agreements	437,820	448,009	878,618	893,279
Total interest expense	830,663	1,208,616	1,712,004	2,436,583

NET INTEREST INCOME	2,277,746	2,895,285	4,674,028	5,970,815

Provision for loan losses	-	562,000	-	1,312,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,277,746	2,333,285	4,674,028	4,658,815

OTHER INCOME:
Service charges on deposit accounts	300,515	367,164	603,818	713,625
Income from fiduciary activities	775	749	1,892	2,034
Gain/(loss) on sale of ORE	-	(109,124)	(19,499)	(109,124)
Gain/(loss) on sale of mortgage loans	90,667	107,689	181,794	253,606
Gain/(loss) on sale/matured securities	-	655,584	-	1,322,577
Gain/(loss) on sale of premises & equipment	-	-	6,900	-
Other	576,791	301,839	922,469	672,492
Total other income	968,748	1,323,901	1,697,374	2,855,210

See accompanying notes to the consolidated financial statements

Index

BRITTON & KOONTZ  CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF   INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

OTHER EXPENSES:
Salaries	1,261,872	1,538,589	2,538,959	3,097,377
Employee benefits	209,006	218,445	419,264	429,399
Director fees	34,409	37,459	71,968	74,518
Net occupancy expense	267,516	278,529	532,485	541,529
Equipment expenses	275,999	280,529	573,443	543,701
FDIC assessment	137,142	115,236	213,993	224,222
Advertising	33,194	36,998	73,020	80,199
Stationery and supplies	37,870	30,833	72,837	66,546
Audit expense	67,648	65,500	133,864	131,000
Other real estate expense, net	232,667	271,858	252,427	277,298
Amortization of deposit premium	26,904	26,904	53,808	53,808
Other	719,976	613,901	1,251,031	1,128,733
Total other expenses	3,304,203	3,514,781	6,187,098	6,648,330

INCOME/(LOSS) BEFORE INCOME TAX EXPENSE	(57,709)	142,405	184,304	865,695

Income tax expense/(benefit)	(127,093)	(86,706)	(127,610)	61,164

NET INCOME	$69,384	$229,111	$311,914	$804,531

EARNINGS PER SHARE DATA:

Basic earnings per share	$0.03	$0.11	$0.15	$0.38
Basic weighted shares outstanding	2,138,466	2,142,466	2,138,466	2,139,643

Diluted earnings per share	$0.03	$0.11	$0.15	$0.38
Diluted weighted shares outstanding	2,138,466	2,143,497	2,138,466	2,140,714
Cash dividends per share	$-	$0.18	$-	$0.36

See accompanying notes to the consolidated financial statements

Index

BRITTON & KOONTZ  CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$69,384	$229,111	$311,914	$804,531
Other comprehensive income, net of tax:
Unrealized holding gains/(losses)	205,909	(402,933)	386,420	(1,551,787)
Reclassification adjustment for gains included in net income	-	655,584	-	1,322,577
Reclassification adjustment for (losses) included in net income	-	-	-	-
Total other comprehensive income/(loss)	205,909	252,651	386,420	(229,210)
Comprehensive income	$275,293	$481,762	$698,334	$575,321

See accompanying notes to the consolidated financial statements

Index

BRITTON & KOONTZ  CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2012, AND 2011

					Accumulated
	Common Stock		Additional		Other		Total
			Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

Balance at December 31, 2010	2,135,466	$5,374,915	$7,379,891	$25,517,531	$1,917,011	$(257,375)	$39,931,973
Comprehensive Income:
Net income	-	-	-	804,531	-	-	804,531
Other comprehensive income (net of tax):	-	-	-	-	-	-	-
Net change in unrealized gain/(loss) on securities available for sale, net of taxes of $(136,356)	-	-	-	-	-	-	(1,551,787)
Reclassification adjustment for gains included in net income	-	-	-	-	-	-	1,322,577
Reclassification adjustment for (losses) included in net income	-	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	(229,210)	-	(229,210)
Total Comprehensive income	-	-	-	-	-	-	575,321
Cash Dividend paid $0.36 per share	-	-	-	(770,027)	-	-	(770,027)
Common stock issued	7,000	17,500	84,000	-	-	-	101,500
Unearned compensation	-	-	(56,069)	-	-	-	(56,069)
Fair Value unexercised stock options	-	-	1,123	-	-	-	1,123
Balance at June 30, 2011	2,142,466	$5,392,415	$7,408,945	$25,552,035	$1,687,801	$(257,375)	$39,783,821

Balance at December 31, 2011	2,138,466	$5,382,415	$7,437,103	$24,756,337	$1,517,259	$(257,375)	$38,835,739
Comprehensive Income:
Net income	-	-	-	311,914	-	-	311,914
Other comprehensive income (net of tax):	-	-	-	-	-	-	-
Net change in unrealized gain/(loss) on securities available for sale, net of taxes of $229,880	-	-	-	-	-	-	386,420
Reclassificatrion adjustment for gains included in net income	-	-	-	-	-	-	-
Reclassificatrion adjustment for (losses) included in net income	-	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	386,420	-	386,420
Total Comprehensive income							698,334
Common stock issued	-	-	-	-	-	-	-
Unearned compensation	-	-	32,408		-	-	32,408
Fair Value unexercised stock options	-	-	987	-	-	-	987
Balance at June 30, 2012	2,138,466	$5,382,415	$7,470,498	$25,068,251	$1,903,679	$(257,375)	$39,567,468

See accompanying notes to the consolidated financial statements

Index

BRITTON & KOONTZ  CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$311,914	$804,531
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	(76,608)	(751,966)
Provision for loan losses	-	1,312,000
Provision for depreciation	279,730	305,191
Stock dividends received	(1,400)	(1,500)
(Gain)/loss on sale of other real estate	19,499	109,123
(Gain)/loss on sale of mortgage loans	(181,794)	(253,606)
(Gain)/loss on sale of investment securities	-	(1,322,577)
(Gain)/loss on sale of premises and equipment	(6,900)	-
Net amortization (accretion) of securities	605,906	216,174
Amortization of deposit premium	53,808	53,808
Writedown of other real estate	(1,535)	244,144
Unearned compensation	32,408	(56,069)
Net change in:
Loans held for sale	(950,258)	2,317,397
Accrued interest receivable	170,533	279,959
Cash surrender value	(25,253)	(19,493)
Other assets	(430,103)	290,487
Accrued interest payable	(55,887)	(22,797)
Accrued taxes and other liabilities	(160,014)	329,541

Net cash provided by (used in) operating activities	(415,954)	3,834,347

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase)/decrease in federal funds sold	-	112,497
Proceeds from sales, maturities and paydowns of securities:
Available-for-sale	10,267,741	35,664,891
Held-to-maturity	2,479,426	6,557,324
Redemption of FHLB stock	285,100	375,700
Purchase of FHLB stock	-	(174,800)
Purchase of securities:
Available-for-sale	-	(33,567,885)
(Increase)/decrease in loans	15,286,630	13,767,884
Proceeds from sale and transfers of other real estate	122,848	105,877
Proceeds from sale of premises and equipment	6,900	-
Purchase of premises and equipment	(248,686)	(104,489)

Net cash provided by (used in) investing activities	28,199,959	22,736,999

See accompanying notes to the consolidated financial statements

Index

BRITTON & KOONTZ  CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,

(Continued)

	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase /(decrease) in customer deposits	(23,274,727)	16,783,956
Net Increase /(decrease) in brokered deposits	(1,626,258)	473,072
Net Increase /(decrease) in securities sold under repurchase agreements	730,616	(1,000,225)
Net Increase /(decrease) in FHLB advances	(2,000,000)	(8,457,000)
Net Increase /(decrease) in advances from borrowers for taxes and insurance	(71,634)	(79,882)
Cash dividends paid	-	(770,028)
Common stock issued	-	101,500
Fair value of unexercised stock options	987	1,123

Net cash provided by (used in) financing activities	(26,241,016)	7,052,516

NET INCREASE IN CASH AND DUE FROM BANKS	1,542,989	33,623,862

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	48,622,717	5,818,853

CASH AND DUE FROM BANKS AT END OF PERIOD	$50,165,706	$39,442,715

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$1,767,891	$2,459,380
Cash paid/(refunds) during the period for income taxes	$(478,886)	$485,802

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Change in unrealized gains (losses) on securities available for sale	$616,300	$(365,566)

Change in the deferred tax effect in unrealized gains (losses) on securities available for sale	$229,880	$(136,356)

See accompanying notes to the consolidated financial statements

Index

BRITTON & KOONTZ CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

Note A.	Basis of Presentation

The consolidated balance sheet for Britton & Koontz Capital Corporation (the "Company") as of December 31, 2011, has been derived from the audited financial statements of the Company for the year then ended.  The accompanying interim consolidated financial statements as of June 30, 2012 and for the three and six months then ended are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the Company’s financial position and operating results as of and for the periods presented.  Certain 2011 amounts have been reclassified to conform to the 2012 presentation.

Note B.	Interest Rate Risk Management

On August 10, 2007, the Company’s wholly-owned subsidiary, Britton & Koontz Bank, N.A. (the “Bank”), entered into a 5 year, no-call 2-year Structured Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase”) for $20 million.  Terms of the transaction call for the Bank to pay a fixed interest rate of 4.82%.  Effective July 20, 2010, the Company extended the term of this agreement for an additional three years.  The new agreement entered into is a 5 year, no-call 3- year Structured Repurchase Agreement with interest payments made quarterly on the 20th day of January, April, July and October, which commenced on October 20, 2010 and continue up to and including the maturity date.  Chase, in its discretion, may terminate the agreement on July 20, 2013, by notice to the Company two business days prior to such date.  In exchange for the extension of term, Chase lowered the interest rate to be paid from the original 4.82% to a fixed interest rate of 3.69%.  There is no interest rate cap embedded in the modified agreement.

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

The amortized cost of the Bank’s investment securities, including held-to-maturity and available-for-sale securities, at June 30, 2012 and December 31, 2011, are summarized below.

The amortized cost and approximate fair value of investment securities classified as available-for-sale at June 30, 2012, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of State and Political Subdivisions	$8,623,479	$875,566	$-	$9,499,045
Obligations of Other U.S. Government Sponsored Agencies	12,000,000	137,400	-	12,137,400
Mortgage-Backed Securities	57,615,174	2,023,205	-	59,638,379
Total	$78,238,653	$3,036,171	$-	$81,274,824

Index

The amortized cost and approximate fair value of investment securities classified as available-for-sale at December 31, 2011, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of State and Political Subdivisions	$8,624,776	$756,454	$-	$9,381,230
Mortgage-Backed Securities	68,483,213	1,581,303	(58,006)	70,006,510
Obligations of Other U.S. Government Sponsored Agencies	12,000,000	140,120	-	12,140,120
Total	$89,107,989	$2,477,877	$(58,006)	$91,527,860

The amortized cost and approximate fair value of investment securities classified as held-to-maturity at June 30, 2012, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of State and Political Subdivisions	$19,247,286	$1,553,428	$(4,003)	$20,796,711
Mortgage-Backed Securities	4,098,254	333,926	-	4,432,180
Total	$23,345,540	$1,887,354	$(4,003)	$25,228,891

The amortized cost and approximate fair value of investment securities classified as held-to-maturity at December 31, 2011, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of State and Political Subdivisions	$20,831,257	$1,441,679	$(19,585)	$22,253,351
Mortgage-Backed Securities	4,998,020	395,449	-	5,393,469
Total	$25,829,277	$1,837,128	$(19,585)	$27,646,820

There were no investment securities classified as trading at June 30, 2012 or December 31, 2011.

The aggregate fair value and aggregate unrealized losses on securities whose fair values are below book values as of June 30, 2012 and December 31, 2011, are summarized below.  Due to the nature of the investment and current market prices, these unrealized losses are considered a temporary impairment of the securities.

Index

As of June 30, 2012, there was one security included in held-to-maturity with a fair value below its book value.  There were no such securities included in available-for-sale at June 30, 2012.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Held-to-Maturity:
Obligations of State and Political Subdivisions (1)	$485,997	$(4,003)	$-	$-	$485,997	$(4,003)
Total	$485,997	$(4,003)	$-	$-	$485,997	$(4,003)

As of December 31, 2011, there was one security included in held-to-maturity and two securities included in available-for-sale with fair value below book value.

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

Index

The unrealized losses in the Company’s investment portfolio, caused by interest rate increases, are not credit issues and are deemed to be temporary.  Cash flows from the mortgage-backed securities are guaranteed by the full faith and credit of the United States or by an agency of the United States government.  The Company also has the ability to hold these securities until maturity; the Company does not have the intent to sell, and more likely than not will not be required to sell, these securities prior to maturity.  Thus, the Company is not required to record any loss on the securities. However, asset/liability strategies may occasionally result in the Company adjusting the available-for-sale portfolio duration by selling securities in the portfolio.  The Company sold $10 million of its 30 year mortgage-backed securities during the 1st quarter of 2011 and subsequently sold an additional $10 million of similar securities during the 2nd quarter of 2011.  The Company has not sold any securities during 2012.

Note D.	Loans and Allowance for Loan Losses

Management segregates the loan portfolio into portfolio segments.  Under applicable accounting rules, a loan portfolio segment is determined based on the level at which a bank develops and documents a systematic method for determining its allowance for loan losses.  The Bank’s portfolio segments are based on loan types and the underlying risk factors present in each loan type.  Such risk factors are periodically reviewed by management and revised as deemed appropriate.  The following tables set forth, as of June 30, 2012 and December 31, 2011, the balance of both the allowance for loan losses and all “financing receivables” (that is, the principal amount of all loans plus accrued and unpaid interest as of the applicable measurement date) by portfolio segment, which is then further segregated by amounts evaluated for impairment collectively and individually.  The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Index

Allowance for Credit losses and Recorded Investment in Financing Receivables
For the Period Ended June 30, 2012

	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for credit losses:

Beginning balance	$292,718	$1,535,721	$28,770	$2,005,068	$425,633	$4,287,910
Charge-offs	(200,149)	(128,947)	(18,495)	(135,314)	-	(482,905)
Recoveries	113,803	-	419	21,008	-	135,230
Provision	29,203	451,302	23,659	(1,345,660)	841,496	0
Ending balance	$235,575	$1,858,076	$34,354	$545,102	$1,267,129	$3,940,236

Ending balance: individually evaluated for impairment	$-	$703,420	$1,718	$158,968	$-	$864,106

Ending balance: collectively evaluated for impairment	$235,575	$1,154,656	$32,636	$386,134	$1,267,129	$3,076,130

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Financing receivables:

Ending balance	$19,222,000	$75,429,000	$5,032,000	$68,943,000	$-	$168,626,000

Ending balance: individually evaluated for impairment	$-	$3,917,649	$13,536	$1,280,492	$-	$5,211,677

Ending balance: collectively evaluated for impairment	$19,222,000	$71,511,351	$5,018,464	$67,662,508	$-	$163,414,323

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

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

As of June 30, 2012 and December 31, 2011, loan balances outstanding more than 90 days and still accruing interest amounted to $55 thousand and $199 thousand, respectively.  As of June 30, 2012 and December 31, 2011, non-accrual loans were $5.2 million and $8.2 million, respectively.  The Bank considers all loans more than 90 days past due as non-performing loans.

The following tables present, by class, qualitative and quantitative information concerning the credit quality of financing receivables by credit quality indicators as of June 30, 2012 and December 31, 2011.

Index

Credit Quality Indicators
As of June 30, 2012

	Performing	Non-Performing	Total
Commercial	$19,167,262	$54,738	$19,222,000
Consumer	5,018,464	13,536	5,032,000

Real Estate:
Construction and Development:
1-4 family residential	14,166,000	-	14,166,000
Other construction loans	5,929,183	273,817	6,203,000
Commercial Real Estate:
Owner occupied	34,919,930	1,650,070	36,570,000
Non-owner occupied	30,662,238	1,993,762	32,656,000
Residential:
1-4 family residential	45,949,566	1,279,434	47,229,000
Multi-family	7,546,942	1,058	7,548,000
Total	$163,359,585	$5,266,415	$168,626,000

Credit Quality Indicators
As of December 31, 2011

	Performing	Non-Performing	Total
Commercial	$22,216,151	$149,849	$22,366,000
Consumer	3,987,481	20,519	4,008,000

Real Estate:
Construction & Development:
1-4 family residential	12,511,000	-	12,511,000
Other construction loan	12,163,182	624,818	12,788,000
Commercial Real Estate:
Owner occupied	37,237,608	1,920,392	39,158,000
Non-owner occupied	37,443,519	2,087,481	39,531,000
Residential:
1-4 family residential	44,799,001	540,999	45,340,000
Multi-family	7,707,092	3,647,908	11,355,000
Total	$178,065,034	$8,991,966	$187,057,000

Index

The following tables present, by class, an analysis as of June 30, 2012 and December 31, 2011 of the age of the recorded investment in financing receivables that are 30-89 days past due based on the Company’s review policy along with financing receivables past due 90 days, both accruing and non-accruing.

Aged Analysis of Past Due Financing Receivables
As of June 30, 2012

	30-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Financing Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$893,569	$54,738	$948,307	$18,273,693	$19,222,000	$54,738
Consumer	36,568	3,165	39,733	4,992,267	5,032,000	-

Real Estate:
Construction & Development:
1-4 family residential	-	-	-	14,166,000	14,166,000	-
Other construction loan	1,146,445	273,817	1,420,262	4,782,738	6,203,000	-
Commercial Real Estate:
Owner cccupied	544,291	1,305,000	1,849,291	34,720,709	36,570,000	-
Non-owner occupied	-	-	-	32,656,000	32,656,000	-
Residential:
1-4 family residential	487,598	1,169,131	1,656,729	45,572,271	47,229,000	-
Multi-family	273,169	1,058	274,227	7,273,773	7,548,000	-
Total	$3,381,640	$2,806,909	$6,188,549	$162,437,451	$168,626,000	$54,738

Index

Aged Analysis of Past Due Financing Receivables
As of December 31, 2011

	30-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Financing Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$580,789	$149,849	$730,638	$21,635,362	$22,366,000	$149,849
Consumer	88,621	2,966	91,587	3,916,413	4,008,000	2,966

Real Estate:
Construction & Development:
1-4 family residential	456,544	-	456,544	12,054,456	12,511,000	-
Other construction loan	217,304	624,817	842,121	11,945,879	12,788,000	-
Commercial Real Estate:
Owner occupied	-	1,305,000	1,305,000	37,853,000	39,158,000	-
Non-owner occupied	-	-	-	39,531,000	39,531,000	-
Residential:
1-4 family residential	206,203	393,744	599,947	44,740,053	45,340,000	46,087
Multi-family	56,982	3,590,926	3,647,908	7,707,092	11,355,000	-
Total	$1,606,443	$6,067,302	$7,673,745	$179,383,255	$187,057,000	$198,902

Index

The following table presents, by class, information regarding the recorded investment in financing receivables that have been placed on non-accrual status as of June 30, 2012 and December 31, 2011.

Financing Receivables on Non-Accrual Status
For the Periods Ended

	6/30/2012	12/31/2011

Commercial	$-	$-
Consumer	13,536	17,553

Real Estate:
Construction and Development:	-
1-4 family residential	-	-
Other construction loans	273,817	624,817
Commercial Real Estate:
Owner occupied	1,650,070	1,305,000
Non-owner occupied	1,993,762	2,087,481
Residential:
1-4 family residential	1,279,434	494,913
Multi-family	1,058	3,647,908
Total	$5,211,677	$8,177,672

The following tables present, by class, for loans that meet the definition of an impaired loan in sections 310-10-35-16 and 310-10-35-17 of Accounting Standards Codification Topic 310, “Receivables,” for the quarter ended June 30, 2012 and the year ended December 31, 2011, (1) the recorded investment in impaired loans for which there is a related allowance for credit loss, (2) the recorded investment in impaired loans for which there is not a related allowance for credit loss and (3) the total unpaid principal balance of impaired loans.  Additionally, the tables include, by class, the average recorded investment in impaired loans and the amount of interest income recognized using a cash basis method of accounting during the time within that period that the loans were impaired.

Index

Impaired Loans
For Quarter Ended June 30, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$-	$-	$-	$-	$-
Consumer	-	-	-	-	-
Real Estate:
Construction and Development:
1-4 family residential	-	-	-	-	-
Other construction loans	359,827	556,817	-	355,789	-
Commercial Real Estate:
Owner occupied	-	-	-	-	-
Non-owner occupied	-	-	-	-	-
Residential:
1-4 family residential	594,508	563,873	-	596,663	-
Multi-family	-	-	-	-	-

With Related Allowance Recorded:
Commercial	-	-	-	-	-
Consumer	17,441	17,201	1,718	18,021	-
Real Estate:
Construction and Development:
1-4 family residential	-	-	-	-	-
Other construction loans	-	-	-	-	-
Commercial Real Estate:
Owner occupied	2,031,400	2,763,323	599,658	2,076,443	-
Non-owner occupied	2,152,510	2,271,865	103,762	2,163,847	-
Residential:
1-4 family residential	797,495	848,767	157,910	794,560	-
Multi-family	4,168	55,440	1,058	4,168	-

Total:
Commercial	-	-	-	-	-
Consumer	17,441	17,201	1,718	18,021	-
Real Estate:
Construction and Development:
1-4 family residential	-	-	-	-	-
Other construction loans	359,827	556,817	-	355,789	-
Commercial Real Estate:
Owner occupied	2,031,400	2,763,323	599,658	2,076,443	-
Non-owner occupied	2,152,510	2,271,865	103,762	2,163,847	-
Residential:
1-4 family residential	1,392,003	1,412,640	157,910	1,391,223	-
Multi-family	4,168	55,440	1,058	4,168	-
	$5,957,349	$7,077,286	$864,106	$6,009,491	$-

Index

Impaired Loans
For Year Ended December 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$-	$-	$-	$-	$-
Consumer	20,745	20,847	-	23,494	-
Real Estate:
Construction and Development:
1-4 family residential	-	-	-	-	-
Other construction loans	741,769	1,040,782	-	840,624	-
Commercial Real Estate:
Owner occupied	1,477,578	1,868,836	-	1,957,307	29,003
Non-owner occupied	-	-	-	-	-
Residential:
1-4 family residential	411,438	401,521	-	411,763	-
Multi-family	58,682	56,704	-	58,682	-

With Related Allowance Recorded:
Commercial	-	-	-	-	-
Consumer	-	-	2,228	-	-
Real Estate:
Construction and Development:
1-4 family residential	-	-	-	-	-
Other construction loans	-	-	-	-	-
Commercial Real Estate:
Owner occupied	740,137	1,042,235	303,750	1,115,619	15,855
Non-owner occupied	2,179,117	2,291,377	459,731	2,192,034	-
Residential:
1-4 family residential	147,105	138,549	55,456	155,430	-
Multi-family	3,757,228	4,235,361	1,624,705	4,193,116	-

Total:
Commercial	-	-	-	-	-
Consumer	20,745	20,847	2,228	23,494	-
Real Estate:
Construction and Development:
1-4 family residential	-	-	-	-	-
Other construction loans	741,769	1,040,782	-	840,624	-
Commercial Real Estate:
Owner occupied	2,217,715	2,911,071	303,750	3,072,926	44,858
Non-owner occupied	2,179,117	2,291,377	459,731	2,192,034	-
Residential:
1-4 family residential	558,543	540,070	55,456	567,193	-
Multi-family	3,815,910	4,292,065	1,624,705	4,251,798	-
	$9,533,799	$11,096,212	$2,445,870	$10,948,069	$44,858

Index

Modifications
As of

	June 30, 2012			December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Trouble Debt Restructurings
Commercial	-	$-	$-	-	$-	$-
Consumer	-	-	-	-	-	-

Real Estate:
Construction and Development:
1-4 family residential	-	-	-	-	-	-
Other construction loans	-	-	-	-	-	-
Commercial Real Estate:
Owner occupied	3	3,000,381	1,970,390	4	3,148,204	2,218,273
Non-owner occupied	1	2,323,335	2,152,511	1	2,323,335	2,179,117
Residential:
1-4 family residential	-	-	-	-	-	-
Multi-family	-	-	-	1	4,183,839	3,698,435
Total	4	$5,323,716	$4,122,901	6	$9,655,378	$8,095,825

	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Trouble Debt Restructurings
That Subsequently Defaulted
Commercial	-	$-	-	$-
Consumer	-	-	-	-

Real Estate:
Construction and Development:
1-4 family residential	-	-	-	-
Other construction loans	-	-	-	-
Commercial Real Estate:
Owner occupied	3	1,970,390	2	1,594,516
Non-owner occupied	-	-	-	-
Residential:
1-4 family residential	-	-	-	-
Multi-family	-	-	-	-
Total	3	$1,970,390	2	$1,594,516

Index

Note E.	Loans Held-for-Sale

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

Loans held-for-sale primarily consist of fifteen and thirty year fixed rate, one to four family real estate loans which are valued at the lower of cost or market, as determined by outstanding commitments from investors or current investor yield requirements, calculated on an individual basis.  These loans are sold to protect earnings and equity from undesirable shifts in interest rates.  Unrealized losses on loans held-for-sale, if any, are charged against income in the period of decline.  Such declines are recorded in a valuation allowance account and deducted from the cost basis of the loans.  There were no such losses at June 30, 2012.  Gains on loans held-for-sale are recognized when realized and amounted to $91 thousand and $182 thousand for the three and six months ended June 30, 2012.  Loans held-for-sale increased from $2.9 million at December 31, 2011 to $3.9 million at June 30, 2012.

Loans held in the portfolio have been analyzed in the past and compiled as to the individual characteristics of each loan.  If at any time a decision is made to sell any loan in the portfolio, such analysis will take place and acceptable loans will be reclassified as held-for-sale and carried at the lower of cost or market.

Note F.	Junior Subordinated Debentures

On March 26, 2003, the Company finalized its participation in FTN Financial Capital Market’s and Keefe, Bruyette & Woods’ pooled trust preferred offering.  The Company established Britton & Koontz Statutory Trust # 1 which issued 5,000 capital securities and 155 common securities with an aggregate liquidation amount of $5 million and $155 thousand, respectively.  The term of the capital securities and debentures is 30 years, callable after 5 years at the option of the Company.  The initial interest rate was 4.41%, adjusting quarterly at 3-Month LIBOR plus 3.15% and capped at 11.75%.  The interest rate at June 30, 2012, was 3.61%.   The securities are currently callable at the discretion of the Company on a quarterly basis.  Pursuant to resolutions recently adopted by the Company at the request of the Federal Reserve Bank of Atlanta, the Company must obtain the Federal Reserve Bank's approval prior to paying quarterly interest payments on these debentures. Such approval was granted with respect to the interest payment due on June 26, 2012, but there can be no assurance that the Federal Reserve Bank will grant this approval each quarter.

Note G.	Loan Commitments

In the ordinary course of business, the Company enters into standby letters of credit and commitments to extend credit to its customers.  Letters of credit at June 30, 2012, and December 31, 2011, were $3.6 million and $4.1 million, respectively.  As of June 30, 2012, the Company had entered into commercial and residential loan commitments with certain customers that had an aggregate unused balance of $32.4 million, compared to $34.9 million at December 31, 2011.  Because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire, the balances on such commitments should not be used to project actual future liquidity requirements.  However, the Company does incorporate expectations about the level of draws under all credit-related commitments into its funds management process.

Note H.	Earnings per Share

Basic income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding.  The computation of diluted income per share assumes the exercise of all outstanding securities potentially convertible into common stock, including options granted, unless the effect is anti-dilutive.  The effect will be anti-dilutive when the exercise price per share of an option exceeds the current market price for a share of Company stock.  The Company accounts for its options under the recognition and measurement of fair value provisions of Accounting Standards Codification Topic 718, “Compensation—Stock Compensation.”  The Company uses the Black-Scholes method for valuing stock options.  The following information sets forth the computation of earnings per share for the three and six  months ended June 30, 2012 and 2011.

Index

	For the three months ended June 30,
	2012	2011
Basic weighted average shares outstanding	2,138,466	2,142,466
Dilutive effect of granted options	-	1,031
Diluted weighted average shares outstanding	2,138,466	2,143,497
Net income	$69,384	$229,111
Net income per share-basic	$0.03	$0.11
Net income per share-diluted	$0.03	$0.11

	For the six months ended June 30,
	2012	2011
Basic weighted average shares outstanding	2,138,466	2,139,643
Dilutive effect of granted options	-	1,071
Diluted weighted average shares outstanding	2,138,466	2,140,714
Net income	$311,914	$804,531
Net income per share-basic	$0.15	$0.38
Net income per share-diluted	$0.15	$0.38

Note I.	Fair Value

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

Index

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

Borrowings - The fair value of Federal Home Loan Bank advances is estimated using the rates currently offered in the market for advances of similar maturities.

Securities Sold Under Repurchase Agreements – The fair value is estimated using discounted cash flow analysis based on current rates for similar types of arrangements.

Junior Subordinated Debt – Due to short-term variable repricing, the fair value approximates its carrying value.

Commitments to Extend Credit and Standby Letters of Credit - The fair values of commitments to extend credit and standby letters of credit do not differ significantly from the commitment amount and are therefore omitted from this disclosure.

Fair Value Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the particular financial instrument. These estimates do not reflect the premium or discount on any particular financial instrument that could result from the sale of the Company’s entire holdings. Fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment; therefore, the estimates cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments (and thus not subject to fair value disclosure requirements). Significant assets and liabilities that are not considered financial instruments include deferred income taxes and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

Index

		Fair Value Measurements at June 30, 2012
	Carrying
(dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3

Financial Assets:
Cash and due from banks	$50,166	$50,166	$50,166	$-	$-
Investment securities:
Held-to-maturity	23,346	25,229	-	25,229	-
Available-for-sale	81,274	81,274	-	81,274	-
Equity securities	1,354	1,354	-	1,354	-
Cash surrender value of life insurance	1,214	1,214	1,214	-	-
Loans, net	164,686	168,861	-	-	168,861

Financial Liabilities:
Deposits	238,157	238,604	-	-	238,604
Short-term borrowings	-	-	-	-	-
Long-term borrowings	7,000	7,374	-	7,374	-
Securities sold under repurchase agreements:
Retail	9,215	9,214	-	9,214	-
Structured	40,000	42,378	-	42,378	-
Junior subordinated debentures	5,155	5,155	-	5,155	-

		Fair Value Measurements at December 31, 2011
	Carrying
(dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3

Financial Assets:
Cash and due from banks	$48,623	$48,623	$48,623	$-	$-
Investment securities:
Held-to-maturity	25,829	27,647	-	27,647	-
Available-for-sale	91,528	91,528	-	91,528	-
Equity securities	1,637	1,637	-	1,637	-
Cash surrender value of life insurance	1,189	1,189	1,189	-	-
Loans, net	182,768	187,359	-	-	187,359

Financial Liabilities:
Deposits	263,058	263,616	-	-	263,616
Short-term borrowings	2,000	2,000	-	2,000	-
Long-term borrowings	7,000	7,446	-	7,446	-
Securities sold under repurchase agreements:
Retail	8,485	8,484	-	8,484	-
Structured	40,000	42,965	-	42,965	-
Junior subordinated debentures	5,155	5,155	-	5,155	-

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

The following table presents the balance of assets measured on a recurring basis as of June 30, 2012 and December 31, 2011.  As of those dates, the Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012:
Mortgage Backed Securities	$59,638,379	$0.00	$59,638,379	$0.00
Obligation of State and Political Subdivision	9,499,045	0.00	9,499,045	0.00
Obligations of Other U.S. Government Sponsored Agencies	12,137,400	0.00	12,137,400	0.00
Total	$81,274,824	$0.00	$81,274,824	$0.00

December 31, 2011:
Mortgage-Backed Securities	$70,006,510	$0.00	$70,006,510	$0.00
Obligation of State and Political Subdivision	9,381,230	0.00	9,381,230	0.00
Obligations of Other U.S. Government Sponsored Agencies	12,140,120	0.00	12,140,120	0.00
Total	$91,527,860	$0.00	$91,527,860	$0.00

Nonrecurring Basis

In the table below, the Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis.  These financial assets and liabilities have been assigned to the most appropriate level within the fair value hierarchy based on the inputs used to determine their fair value at the measurement dates.  As of such measurement dates, the Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis.

Index

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

The following table presents the balance of assets measured on a nonrecurring basis as of June 30, 2012 and December 31, 2011.

Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012:
Assets:
Impaired Loans	$4,347,571	$0.00	$4,347,571	$0.00
Repossessed Assets	7,489,002	0.00	7,489,002	0.00
Total	$11,836,573	$0.00	$11,836,573	$0.00

December 31, 2011:
Assets:
Impaired Loans	$6,347,194	$0.00	$6,347,194	$0.00
Repossessed Assets	3,701,392	0.00	3,701,392	0.00
Total	$10,048,586	$0.00	$10,048,586	$0.00

Note J.	Subsequent Events

The Company evaluated events and transactions occurring subsequent to June 30, 2012 for potential recognition or disclosure in the financial statements included in this quarterly report.  As described by the Company in a Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 29, 2012, the Company notified the NASDAQ Stock Market of its intent to voluntarily delist its common stock from the NASDAQ Capital Market and to file a Form 25, Notification of Removal from Listing and/or Registration, with the SEC, which the Company filed on July 10, 2012.  As a result, and effective as of July 10, 2012, the Company’s common stock no longer trades on the NASDAQ Capital Market and now is quoted on OTC-QB and the OTC Bulletin Board.  Additionally, the Company is also taking the necessary action to deregister its common stock under Sections 12(g) and 15(d) of the Securities Exchange Act of 1934, as amended by the Jumpstart Our Business Startups Act.  The Company is eligible to deregister because it has fewer than 1,200 holders of record of its common stock.  The Company's obligation to file periodic reports with the SEC will be suspended after the deregistration of its common stock under Sections 12(g) and 15(d) is effective.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to present a review of the major factors affecting the financial condition of Britton & Koontz Capital Corporation (the “Company”) and its wholly-owned subsidiary, Britton & Koontz Bank, N.A. (the “Bank”), as of June 30, 2012, as compared to the Company’s financial condition as of December 31, 2011, and the results of operations of the Company for the three and six month periods ended June 30, 2012, as compared to the corresponding periods in 2011.

Summary

Net income for the quarter ended June 30, 2012, was $69 thousand, or $.03 per diluted share, compared to $229 thousand, or $.11 per diluted share, for the quarter ended June 30, 2011.  For the six month period ended June 30, 2012, net income and diluted earnings per share was $312 thousand and $0.15, respectively, a decrease from $805 thousand and $0.38, respectively, for the same period in 2011.  The decrease in net income and diluted earnings per share for both periods resulted primarily from lower net interest income and from gains on the sales of investment securities recorded in 2011 compared to no such gains in 2012.  These factors were offset by no provision expense for loan losses and by a decline in personnel costs

Total assets were $340.7 million at June 30, 2012, a decrease of $25.4 million from December 31, 2011 due primarily to the decrease of $13.0 million in investment securities and an $18.1 million decrease in net loans offset by a $3.8 million increase in other real estate and a $1.5 million increase in Federal Reserve and other cash balances.  Total deposits decreased $24.9 million to $238.2 million at June 30, 2012 from $263.1 million at December 31, 2011, while total borrowings declined $1.3 million to $56.2 million.  Total stockholders’ equity increased $732 thousand to $39.6 million at June 30, 2012, from $38.8 million at December 31, 2011.

Overall assets quality remained relatively unchanged.  Non-performing assets (“NPA”), which include non-accrual loans, troubled debt restructurings, loans delinquent 90 days or more and other real estate, were relatively unchanged at $12.7 million, or 3.74% of total assets, at June 30, 2012, from $12.7 million, or 3.47% of total assets, at December 31, 2011.  The decline in total assets contributed to the increase in the ratio of NPA to total assets.  Net charge-offs for the six months ended June 30, 2012, were $348 thousand compared to $170 thousand for the six months ended June 30, 2011, and $2.8 million for the year ended December 31, 2011.  Even considering the increase in net charge-offs for the current year, the Company did not provide any expense for possible loan losses during the first six months of 2012 due to the level of the allowance for loan and lease account (“ALLL”) as of June 30, 2012.  The ALLL of $3.9 million, or 2.34% of total loans, at June 30, 2012, compares to $3.6 million, or 1.78% of total loans, at June 30, 2011 and $4.3 million, or 2.29% of total loans, at December 31, 2011.  Even with the charge-offs during 2012, the Company believes the ALLL is adequate as of June 30, 2012.

As described in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2012, as a result of the Report of Examination of the Bank as of July 6, 2011 by the Office of the Comptroller of the Currency (the “OCC”), on February 21, 2012, the Board of Directors of the Bank entered into the Formal Agreement with the OCC (the “Formal Agreement”).  In addition, the OCC established higher individual minimum capital ratios (the “IMCRs”) for the Bank, effective as of February 21, 2012.  Please refer to the Company’s Annual Report on Form 10-K (particularly, Item 1, Business, thereof) for more specific information regarding the Formal Agreement and the IMCRs.  As of June 30, 2012, the Company remained subject to, and in compliance with, the Formal Agreement and the IMCRs.

Furthermore, as described by the Company in a Current Report on Form 8-K filed with the SEC on May 18, 2012, the Board of Directors of the Company, at the request of the Federal Reserve Bank of Atlanta, adopted a resolution requiring the Board to obtain the approval of the Federal Reserve Bank at least 30 days prior to taking any of the following actions: (1) incurring any additional debt (including debt associated with trust preferred securities), or amending the terms of any existing debt; (2) declaring or paying dividends to the Company’s shareholders; (3) redeeming any of the Company’s stock; and (4) making any distribution of principal or interest on the Company’s outstanding trust preferred securities.

Index

As described by the Company in a Current Report on Form 8-K filed with the SEC on June 29, 2012, the Company notified the NASDAQ Stock Market of its intent to voluntarily delist its common stock from the NASDAQ Capital Market and to file a Form 25, Notification of Removal from Listing and/or Registration, with the SEC, which the Company filed on July 10, 2012.  As a result, and effective as of July 10, 2012, the Company’s common stock no longer trades on the NASDAQ Capital Market and now is quoted on OTC-QB and the OTC Bulletin Board.  Additionally, the Company is also taking the necessary action to deregister its common stock under Sections 12(g) and 15(d) of the Securities Exchange Act of 1934, as amended by the Jumpstart Our Business Startups Act.  The Company is eligible to deregister because it has fewer than 1,200 holders of record of its common stock.  The Company's obligation to file periodic reports with the SEC will be suspended after the deregistration of its common stock under Sections 12(g) and 15(d) is effective.

Financial Condition

Loans

Total loans decreased $18.4 million to $168.6 million at June 30, 2012, from $187.1 million at December 31, 2011.  The decrease in loans is due primarily to lower commercial real estate activity offset by increases in loans held-for-sale and 1-4 family residential loans held in the Company’s loan portfolio.  The depressed economic conditions affecting the United States generally continue to further weaken demand in all Company markets.  The Company has recently begun holding certain 10 and 15 year mortgage loans in the portfolio to slow down the decline in loans.  Even with the additional portfolio loans, it is expected that the portfolio will continue to show further declines throughout the year unless loan demand picks up in all markets.

The following table presents the Company’s loan portfolio composition at June 30, 2012, and December 31, 2011.

COMPOSITION OF LOAN PORTFOLIO
	06/30/12	12/31/11
Commercial, financial & agricultural	$19,222,000	$22,366,000
Real estate-construction	20,369,000	25,299,000
Real estate-residential	54,777,000	56,695,000
Real estate-other	69,226,000	78,689,000
Installment	4,925,000	3,912,000
Other	107,000	96,000
Total loans	$168,626,000	$187,057,000

The Company’s loan portfolio at June 30, 2012, had no significant concentrations of loans other than in the categories presented in the table above.

Investment Securities

The Company’s investment portfolio at June 30, 2012, consisted of mortgage-backed, agency and municipal securities.  Investment securities that are classified as held-to-maturity (“HTM”) are accounted for by the amortized cost method while securities in the available-for-sale (“AFS”) category are accounted for at fair value.  Changes in value of the AFS securities are recorded in the equity section of the balance sheet in “accumulated other comprehensive income.”

Management determines the classification of its securities at acquisition.  Total HTM and AFS investment securities decreased $12.7 million to $104.6 million at June 30, 2012 from $117.4 million at December 31, 2011.  Excluding investment purchases, sales and calls from agency and municipal securities, the decrease is due primarily to normal cash flow on the existing portfolio.  Equity securities declined during this period by $300 thousand to $1.4 million.   At June 30, 2012, equity securities were comprised primarily of Federal Reserve Bank stock of $522 thousand, Federal Home Loan Bank (“FHLB”) stock of $529 thousand, ECD Investments, LLC membership interests of $100 thousand and the Company’s $155 thousand investment in B&K Statutory Trust.

Bank Premises

There have been no material changes in the Company’s premises since December 31, 2011.

Index

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

The OCC’s Report of Examination as of July 6, 2011, highlighted certain deficiencies in the Company’s policies and procedures for monitoring the loan portfolio and assessing asset quality.  In management’s opinion, the Bank has made measurable progress in rectifying the issues noted in the Report of Examination, and management will continue to work with the OCC to meet its obligations under the Formal Agreement.

Several key measures are used to evaluate and monitor the Company’s asset quality.  These measures include the levels and percentages of total nonperforming assets, loan delinquencies, non-accrual loans, foreclosed assets and charge-offs.  Nonperforming assets remained relatively unchanged, increasing $62 thousand to $12.8 million at June 30, 2012 from $12.7 million at December 31, 2011.  The Company’s nonperforming assets consist of non-accrual loans of $5.2 million, other real estate of $7.5 million and loans 90 days or more delinquent of $54 thousand.  The increase in other real estate is primarily due to the transfer of one multi-family loan from non-accrual to other real estate owned in the 1st quarter of 2012.  Nonperforming loans as a percent of total loans, net of unearned income and loans held for sale (“LHFS”), decreased to 3.20% at June 30, 2012, compared to 4.88% at December 31, 2011.  Net charge-offs have increased for the six months ended June 30, 2012, to $348 thousand compared to $170 thousand for the six months ended June 30, 2011.

A breakdown of nonperforming assets at June 30, 2012, and December 31, 2011, is shown below.

BREAKDOWN OF NONPERFORMING ASSETS
	06/30/12	12/31/11
	(dollars in thousands)
Non-accrual loans by type:
Real estate	$5,198	$8,160
Installment	14	18
Commercial and all other loans	-	-
Total non-accrual loans	5,212	8,178
Loans past due 90 days or more	54	199
Troubled debt restructuring, still accruing	-	615
Total nonperforming loans	5,266	8,992
Other real estate owned (net)	7,489	3,701
Total nonperforming assets	$12,755	$12,693
Nonperforming loans to total loans, net of LHFS	3.20%	4.88%
Nonperforming loans to total assets	1.55%	2.46%
Nonperforming assets to total assets	3.74%	3.47%

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan-by-loan basis for problem loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  For real estate collateral, the fair market value of the collateral is based upon a recent appraisal by a qualified and licensed appraiser of the underlying collateral.  Included in impaired loans are loans that management has deemed troubled debt restructurings.

Based upon this evaluation, management believes the allowance for loan losses of $3.9 million at June 30, 2012, which represents 2.39% of gross loans less unearned interest and LHFS, is adequate, under prevailing economic conditions, to absorb probable losses on existing loans.  At December 31, 2011, the allowance for loan loss was $4.3 million, or 2.33% of gross loans less unearned interest and LHFS.  The allowance includes a specific allocation of approximately $864 thousand on total impaired loans of $5.2 million.

The process by which management determines the appropriate level of the allowance, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates.

Provision for Loan Losses

The provision for loan losses is a charge to earnings to maintain the allowance for loan losses at a level consistent with management’s assessment of the risk of loss in the loan portfolio in light of current risk management strategies, economic conditions and market trends.  The Company has not provided a provision for loan losses during the six month period ended June 30, 2012 compared to $1.3 million during the same period in 2011.  The decrease in provision expense for the comparative periods is primarily due to a higher, unallocated component determined in the ALLL at June 30, 2012.

The Company regularly reviews the allowance account in an effort to maintain it at an adequate level and collects necessary data to make a proper provision expense to earnings.  However, factors may come to light during the remainder of the year that may influence management to change its expected provision.  The following table details the allowance activity for the six months ended June 30, 2012 and 2011:

Index

ACTIVITY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES
	06/30/12	06/30/11
	(dollars in thousands)
Balance at beginning of period	$4,288	$2,420
Charge-offs:
Real Estate	(263)	(181)
Commercial	(200)	(12)
Installment and other	(20)	(11)
Recoveries:
Real Estate	21	16
Commercial	114	16
Installment and other	-	2
Net (charge-offs)/recoveries	(348)	(170)
Provision charged to operations	-	1,312
Balance at end of period	$3,940	$3,562
Allowance for loan losses as a percent of loans, net of LHFS	2.39%	1.81%
Net charge-offs as a percent of average loans1	.20%	.08%
Net charge-offs as a percent of average loans2	1.69%	.32%

1.	Net charge-offs are year to date
2.	Net charge-offs are trailing twelve months

Potential Problem Loans

At June 30, 2012, the Company had no loans, other than those balances incorporated in the above tables and summary discussion, which management had significant doubts as to the ability of the borrower to comply with current repayment terms.

Deposits

Total deposits decreased $24.9 million from $263.1 million at December 31, 2011, to $238.2 million at June 30, 2012.  The decrease is due primarily to the loss of public funds deposits which are considered non-core along with declines in the Bank’s rewards checking and money market accounts.

The composition of the Company’s deposits is described in the following table.

COMPOSITION OF DEPOSITS
	06/30/12	12/31/11
Non-Interest Bearing	$50,771,545	$53,097,241
NOW Accounts	56,052,164	71,282,519
Money Market Deposit Accounts	32,045,427	36,943,902
Savings Accounts	20,634,103	19,708,682
Certificates of Deposit	78,653,320	82,025,200
Total Deposits	$238,156,559	$263,057,544

Borrowings

Total Company borrowings, including FHLB advances, federal funds purchased, customer and structured repurchase agreements and junior subordinated debentures, decreased $1.3 million to $56.2 million at June 30, 2012, compared to $57.5 million at December 31, 2011.  The decrease in borrowed funds is due primarily to one fixed rate advance loan from the FHLB that matured in the 2nd quarter of 2012.  Additionally, borrowings the Company maintains pursuant to agreements with local depositors to sweep overnight funds from their commercial deposit accounts increased $730 thousand.  Because of the nature of the agreements, these sweep accounts are included as borrowings rather than local customer deposits; these amounts are classified as repurchase agreements and included under the “Securities sold under repurchase agreements” line item on the Company’s balance sheet.  Management believes these accounts perform more like a core deposit rather than a bank wholesale debt.

Index

Capital

Stockholders' equity increased $732 thousand to $39.6 million at June 30, 2012, compared to $38.8 million at December 31, 2011.  The increase consisted primarily of earnings of $312 thousand and a $387 thousand increase in accumulated other comprehensive income.

The Company and Bank maintained a total capital to risk weighted assets ratio of 22.12% and 21.07%, respectively, a Tier 1 capital to risk weighted assets ratio of 20.86% and 19.81%, respectively, and a leverage ratio of 12.34% and 11.77%, respectively, at June 30, 2012.  These levels substantially exceed the minimum quantitative requirements of bank regulatory agencies for well-capitalized institutions of 10.00%, 6.00% and 5.00%, respectively.  Components of comprehensive income are excluded from the calculation of capital ratios.  However, there are also qualitative factors established under federal regulation that can affect a depositary institution’s capitalization status notwithstanding its actual capital amounts and ratios.  As discussed above, the Bank is required to maintain a total risk-based capital to risk-weighted assets ratio of 12.00% and a Tier I capital to adjusted total assets ratio of 8.00%.  The elevated IMCR ratios are not expected to contribute negatively to the Company’s well capitalized status.

On June 12, 2012, the OCC, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation issued a joint press release announcing three notices of proposed rulemaking in connection with revised international regulatory framework for banks by the Basel Committee on Banking Supervision, including a proposal among other things, to implement a new common equity Tier 1 minimum capital requirement and a higher minimum Tier 1 capital requirement.  As proposed, the new common equity Tier 1 minimum capital requirement and the higher minimum Tier 1 capital requirement would apply only to U.S. bank holding companies with more than $500 million in assets and therefore would be currently inapplicable to the Company.  An assessment of the effects of these proposals on the Company is not provided in this quarterly report because such proposals even if they were applicable to the Company are subject to change through the comment and review process.  Even if the final rules become applicable to the Company, it is unclear at this time what the effect would be on the Company’s financial condition and results of operations

Off-Balance Sheet Arrangements

There have been no material changes in the Company’s off-balance sheet arrangements during the six months ended June 30, 2012.  See Note B and Note G to the Company’s consolidated financial statements for a description of the Company’s off-balance sheet arrangements.

Results of Operations

Net Interest Income and Net Interest Margin

One of the largest components of the Company’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds.  The net interest margin is net interest income expressed as a percentage of average earning assets.

Net interest income for the three and six month periods ended June 30, 2012, decreased $618 thousand and $1.3 million, respectively, over the same periods in 2011.  Approximately 60% of the decrease during these comparative periods is the drop in the volume of average earning assets of $41 million and $34 million, respectively.  Low loan demand and a poor investment environment were the primary contributors to the decrease in volumes.  Even as average assets declined, a shift in the mix of assets occurred which added more negative pressure to earnings.  Cash flows from higher yielding assets to lower yielding assets occurred as loans and investment securities were paid down into higher levels of cash reserves.  As volume variance provided the majority of the decline in net interest income, lower interest rates were a major contributor as well.  The lower rate environment accounted for approximately 40% of the decline in net interest income.  Interest rate spread declined 30 and 39 basis points to 2.55% and 2.58% for the three and six month periods ended June 30, 2012, respectively.  Not only did the decline in interest rates have a significant negative effect to net interest income, but the decline also provided a disproportionate effect toward asset yields as opposed to funding cost.  Asset yields declined at a greater pace than did funding costs.  For the comparative periods, asset yields declined 67 and 76 basis points while funding costs declined only 37 and 36 basis points.  Interest rate margin declined 36 and 45 basis points to 2.84% and 2.87% for the same periods.

Index

Non-Interest Income/ Non-Interest Expense

Non-interest income decreased $355 thousand for the 2nd quarter of 2012 compared to the 2nd quarter of 2011, while non-interest income decreased $1.2 million for the first six months of 2012 compared to the corresponding period in 2011.  Both period decreases were primarily due to gains of $656 thousand and $1.3 million on the sale of investment securities during the comparative periods in 2011 and higher-mortgage related income.  Non-interest expense decreased $211 thousand for the 2nd quarter of 2012 compared to the 2nd quarter of 2011, while non-interest expense decreased $461 thousand for the first six months of 2012 compared to the corresponding period in 2011.  Both period decreases were due primarily to lower personnel costs. As the Company addresses the liquidation of Other Real Estate Owned, it anticipates continuing pressure on holding costs associated with foreclosed properties and lower fair value adjustments arising from periodic reappraisal of such properties.

Income Taxes

The Company recorded an income tax benefit of $127 thousand and $128 thousand for the three and six months ended June 30, 2012, compared to a tax benefit of $87 thousand and a tax expense of $61 thousand for the three and six months ended June 30, 2011.  The tax benefits are primarily on account of the interest the Company receives on tax-exempt municipal securities.

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

The Company’s cash and cash equivalents increased $1.5 million to $50.2 million at June 30, 2012, from $48.6 million at December 31, 2011.  Cash used by operating and financing activities of $416 thousand and $26.2 million, respectively, were offset by investing activities of $28.2 million during the six months ended June 30, 2012.

At June 30, 2012, the Company had unsecured federal funds lines with one correspondent bank of $6 million.  The Company maintains the ability to draw on its available line of credit with the FHLB in the amount of approximately $63 million.  In addition to these lines of credit, the Bank had approximately $61 million in liquid assets including unencumbered investment securities available for collateralized borrowing of $20 million, and cash available at the Federal Reserve Bank of $41 million.  Enhancing these liquidity levels, the Company has the ability to add $38 million from the brokered CD market.  Management believes that overall liquidity measures, as outlined above, indicate that the Company has adequate resources to fund foreseeable asset growth or to meet unanticipated deposit fluctuations or other immediate cash needs.

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

Index

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

The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer of the Company (“CEO”) and the Chief Financial Officer of the Company (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2012.  Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective for ensuring that information that the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Index

In addition to these general restrictions, the Bank’s ability to pay a dividend is subject to additional restrictions imposed on the Bank pursuant to the Formal Agreement.  The Bank has completed a capital plan and has received no objection from the OCC.  The plan addresses, among other things, strategies for the maintenance of adequate capital, projections for growth and capital requirements and projections for the sources and timing of additional capital to satisfy the Bank’s capital needs.  The Bank may only pay a dividend if it is in compliance, and would remain in compliance after payment of the dividend, with this capital plan.  Additionally, the Bank must obtain prior written non-objection from the Assistant Deputy Comptroller of the OCC before the Bank can declare a dividend.

Furthermore, as noted above, the Board of Directors, at the request of the Federal Reserve Bank of Atlanta, adopted a resolution requiring the Board to obtain the approval of the Federal Reserve Bank at least 30 days prior to declaring or paying dividends to the Company’s shareholders.

Certain restrictions also exist on the ability of the Bank to transfer funds to the Company in the form of loans.  Federal Reserve regulations limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations.  At June 30, 2012, the maximum amount available for transfer from the Bank to the Company in the form of loans on a secured basis was $1.9 million.  There were no loans outstanding from the Bank to the Company at June 30, 2012.

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

BRITTON & KOONTZ CAPITAL CORPORATION

Date: August 14, 2012	/s/ W. Page Ogden
W. Page Ogden
Chief Executive Officer

Date: August 14, 2012	/s/ William M. Salters
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